Form 10-Q
period 2001-06-30
AT&T WIRELESS SERVICES INC
filed 2001-08-14
CIK 1138234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

                         Commission File Number 1-16567

                          AT&T WIRELESS SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  91-1379052
        (State of Incorporation)               (IRS Employer Identification No.)

                       7277 -- 164TH AVENUE NE, BUILDING 1
                            REDMOND, WASHINGTON 98052
                    (Address of principal executive offices)

                                 (425) 580-6000
                         (Registrant's telephone number)

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ ]        No [X]

As of July 31, 2001, 2,530,122,522 shares of Common Stock were outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION........................................................1

        Item 1.  Financial Statements.................................................1

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...........................................16

        Item 3.  Quantitative and Qualitative Information About Market Risk..........32

PART II - OTHER INFORMATION..........................................................33

        Item 1.  Legal Proceedings...................................................33

        Item 2.  Changes in Securities and Use of Proceeds...........................33

        Item 3.  Defaults Upon Senior Securities.....................................33

        Item 4.  Submission of Matters to a Vote of Security Holders.................33

        Item 5.  Other Information...................................................33

        Item 6.  Exhibits and Reports on Form 8-K....................................34

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          AT&T WIRELESS SERVICES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                               ENDED JUNE 30,             ENDED JUNE 30,
                                                           --------------------       --------------------
                                                            2001         2000          2001         2000
                                                           -------      -------       -------      -------
REVENUE
Services                                                   $ 3,127      $ 2,240       $ 6,058      $ 4,232
Equipment                                                      253          237           534          443
                                                           -------      -------       -------      -------
Total revenue                                                3,380        2,477         6,592        4,675

OPERATING EXPENSES
Costs of services (excluding depreciation of $482 and
  $320 for the three months ended June 30, and $908
  and $607 for the six months ended June 30,
  which is included below)                                     989          760         1,910        1,422
Costs of equipment sales                                       478          445           968          836
Selling, general and administrative                          1,148          763         2,232        1,513
Depreciation and amortization                                  636          402         1,212          771
                                                           -------      -------       -------      -------
Total operating expenses                                     3,251        2,370         6,322        4,542
                                                           -------      -------       -------      -------

OPERATING INCOME                                               129          107           270          133

Other income                                                   129          217           213          241
Interest expense                                               135           18           182           69
                                                           -------      -------       -------      -------
Income before income taxes and net equity
   earnings (losses) from investments                          123          306           301          305
Provision for income taxes                                      77          102           156          100
Net equity earnings (losses) from investments                  217           (4)          118           21
                                                           -------      -------       -------      -------

NET INCOME                                                     263          200           263          226

Dividend requirements on preferred stock held by
   AT&T, net                                                    34           33            76           46
                                                           -------      -------       -------      -------

NET INCOME AVAILABLE TO COMMON SHAREOWNERS                 $   229      $   167       $   187      $   180
                                                           =======      =======       =======      =======

PRO FORMA NET INCOME PER SHARE:
     Basic                                                 $  0.09      $  0.07       $  0.07      $  0.07
     Diluted                                               $  0.09      $  0.07       $  0.07      $  0.07

WEIGHTED AVERAGE SHARES USED TO COMPUTE PRO FORMA
   NET INCOME PER SHARE:
     Basic                                                   2,530        2,530         2,530        2,530
     Diluted                                                 2,532        2,532         2,532        2,532


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          AT&T WIRELESS SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                    AT JUNE 30,    AT DECEMBER 31,
                                                                       2001             2000
                                                                    ----------     ---------------
ASSETS
Cash and cash equivalents                                           $       38       $       62
Accounts receivable, less allowances of $181 and $193                    1,955            1,892
Note receivable from AT&T                                                5,803               --
Inventories                                                                223              335
Income tax receivable                                                       --              118
Deferred income taxes                                                      171               93
Prepaid expenses and other current assets                                  158               82
                                                                    ----------       ----------
TOTAL CURRENT ASSETS                                                     8,348            2,582

Property, plant and equipment, net of accumulated
   depreciation of $4,993 and $4,743                                    11,131            9,892
Licensing costs, net of accumulated amortization
   of $1,946 and $1,761                                                 13,443           13,627
Investments in and advances to unconsolidated subsidiaries               4,037            3,385
Goodwill, net of accumulated amortization of $306 and $241               4,860            4,696
Other assets, net of accumulated amortization of $340 and $264           1,212            1,120
                                                                    ----------       ----------
TOTAL ASSETS                                                        $   43,031       $   35,302
                                                                    ==========       ==========

LIABILITIES
Accounts payable                                                    $      645       $    1,080
Payroll and benefit-related liabilities                                    301              432
Due on demand notes payable                                                 98              109
Short-term debt due to AT&T                                                 --              638
Other current liabilities                                                1,770            1,395
                                                                    ----------       ----------
TOTAL CURRENT LIABILITIES                                                2,814            3,654

Long-term debt due to AT&T                                                  --            1,800
Long-term debt due to others                                             6,487               --
Deferred income taxes                                                    4,780            4,659
Other long-term liabilities                                                297              271
                                                                    ----------       ----------
TOTAL LIABILITIES                                                       14,378           10,384

COMMITMENTS AND CONTINGENCIES (NOTES (h) & (i))
MINORITY INTEREST                                                          444               41
PREFERRED STOCK HELD BY AT&T                                                --            3,000

SHAREOWNERS' EQUITY
Common stock, no par value, no shares authorized, issued
   or outstanding at June 30, 2001 or December 31, 2000
   (2,530 shares outstanding on a pro forma basis)                          --               --
Shareowners' net investment                                             28,281           21,885
Accumulated other comprehensive loss                                       (72)              (8)
                                                                    ----------       ----------
TOTAL SHAREOWNERS' EQUITY                                               28,209           21,877
                                                                    ----------       ----------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                           $   43,031       $   35,302
                                                                    ==========       ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          AT&T WIRELESS SERVICES, INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF CHANGES
                             IN SHAREOWNERS' EQUITY
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                  ACCUMULATED
                                                                 SHAREOWNERS'         OTHER           TOTAL
                                                  COMMON             NET          COMPREHENSIVE    SHAREOWNERS'
                                                  STOCK          INVESTMENT       INCOME (LOSS)       EQUITY
                                                -----------      -----------      -----------      -----------
Balance at December 31, 2000                    $        --      $    21,885      $        (8)     $    21,877

Net income available to common shareowners                               187                               187

Proceeds attributed from DoCoMo
   investment, net of costs                                            6,139                             6,139
Proceeds from AT&T Wireless Group
   tracking stock shares issued for
   employee plans                                                         54                                54
Transfers from AT&T, net                                                  16                                16
Other comprehensive loss                                                                  (64)             (64)
                                                -----------      -----------      -----------      -----------

Balance at June 30, 2001                        $        --      $    28,281      $       (72)     $    28,209
                                                ===========      ===========      ===========      ===========

Balance at December 31, 1999                    $        --      $    12,971      $        26      $    12,997

Net income available to common shareowners                               180                               180
Proceeds attributed from AT&T Wireless
   Group tracking stock offering                                       7,000                             7,000
Transfers from AT&T, net                                               1,345                             1,345
                                                -----------      -----------      -----------      -----------

Balance at June 30, 2000                        $        --      $    21,496      $        26      $    21,522
                                                ===========      ===========      ===========      ===========


                                                                             FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                        -----------------------------
                                                                           2001              2000
                                                                        -----------       -----------
SUMMARY OF TOTAL COMPREHENSIVE INCOME:
Net income available to common shareowners                              $       187       $       180
Dividend requirements on preferred stock held by AT&T, net                       76                46
                                                                        -----------       -----------
Net income                                                                      263               226
Net revaluation of investments (net of taxes of $7)                              12                --
Net revaluation of financial instruments (net of taxes of ($43))                (74)               --
Net foreign currency translation adjustment (net of taxes of ($1))               (2)               --
                                                                        -----------       -----------
TOTAL COMPREHENSIVE INCOME                                              $       199       $       226
                                                                        ===========       ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          AT&T WIRELESS SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                               FOR THE SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                           ---------------------------
                                                                              2001              2000
                                                                           ----------       ----------
OPERATING ACTIVITIES
Net income                                                                 $      263       $      226
Adjustments to reconcile net income to net cash provided by operating activities:
   Net gains on sale/exchange of businesses and investments                        --             (167)
   Depreciation and amortization                                                1,212              771
   Deferred income taxes                                                          185              179
   Net equity earnings from investments                                          (320)            (130)
   Minority interests in consolidated subsidiaries                                (17)              (8)
   Provision for uncollectible receivables                                        261              115
   Increase in accounts receivable                                               (329)            (328)
   Decrease (increase) in inventories                                             103             (238)
   Decrease in accounts payable                                                  (148)            (198)
   Net change in other operating assets and liabilities                           263                1
                                                                           ----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,473              223

INVESTING ACTIVITIES
   Net increase in note receivable from AT&T                                   (5,803)          (3,962)
   Capital expenditures and other additions                                    (2,692)          (1,879)
   Net acquisitions of licenses                                                    (9)            (105)
   Equity investment distributions and sales                                      656              245
   Equity investment contributions, advances, purchases and other
     investing activities                                                        (670)             (77)
   Net acquisitions of businesses, including cash acquired                         --           (2,602)
                                                                           ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES                                          (8,518)          (8,380)

FINANCING ACTIVITIES
   Net (decrease) increase in debt due to AT&T                                 (2,438)             400
   Proceeds from issuance of long-term debt to others,
     net of issuance costs                                                      6,345               --
   Redemption of preferred stock held by AT&T                                  (3,000)              --
   Proceeds attributed from DoCoMo investment, net of costs                     6,139               --
   Proceeds attributed from AT&T Wireless Group tracking
     stock offering                                                                --            7,000
   Proceeds from AT&T Wireless Group tracking stock shares issued
     for employee plans and other financing activities                             51               (2)
   Dividend requirements on preferred stock, net                                  (76)             (46)
   Transfers from AT&T, net                                                        --              806
                                                                           ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       7,021            8,158
                                                                           ----------       ----------

Net (decrease) increase in cash and cash equivalents                              (24)               1
Cash and cash equivalents at beginning of period                                   62                5
                                                                           ----------       ----------
Cash and cash equivalents at end of period                                 $       38       $        6
                                                                           ==========       ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          AT&T WIRELESS SERVICES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS UNLESS OTHERWISE NOTED)
                                   (UNAUDITED)

(a)     BACKGROUND AND BASIS OF PRESENTATION

        AT&T Wireless Services, Inc. is a wireless telecommunications company which primarily provides domestic wireless voice and data services and products in the 850 megahertz (cellular) and 1900 megahertz (personal communications services, or PCS) markets. Additionally, AT&T Wireless Services offers wireless local telephone and internet services to residential customers through its Fixed Wireless business. AT&T Wireless Services also holds equity interests in various domestic and international wireless communications ventures and partnerships.

BACKGROUND

        On October 25, 2000, AT&T Corp. announced a restructuring plan, stating its intention to create a separate company for its wireless services businesses, named AT&T Wireless Services, Inc., termed the "split-off." AT&T Wireless Services includes substantially the same assets and liabilities that were represented by AT&T Wireless Group tracking stock, which AT&T created on April 27, 2000. In conjunction with the offering of AT&T Wireless Group tracking stock in April 2000, 15.6%, or 360 million shares, of AT&T Wireless Group tracking stock were sold at an offering price of $29.50 per share. AT&T Wireless Group tracking stock was a class of AT&T common stock which was intended to provide holders with financial returns based on the financial performance and economic value of AT&T's wireless services businesses.

        During May 2001, AT&T completed an exchange offer which allowed AT&T common shareowners to exchange shares of AT&T common stock for shares of AT&T Wireless Group tracking stock. Approximately 372.2 million shares of AT&T common stock were tendered in exchange for approximately 437.7 million shares of AT&T Wireless Group tracking stock, at an exchange ratio of 1.176 shares of AT&T Wireless Group tracking stock for each validly tendered share of AT&T common stock.

        On July 9, 2001, AT&T converted all shares of AT&T Wireless Group tracking stock into shares of AT&T Wireless Services common stock on a one-for-one basis. In addition, AT&T completed a distribution of approximately
1.136 billion shares of AT&T Wireless Services common stock to AT&T shareholders in the form of a stock dividend. These transactions effected the split-off of AT&T Wireless Services from AT&T, and resulted in AT&T Wireless Services becoming an independent, publicly-traded company.

        AT&T Wireless Services was incorporated on July 7, 1987. Immediately prior to the split-off, AT&T Wireless Services was a 100% owned direct subsidiary of AT&T Corp. AT&T Wireless Services had authorized 500 shares of $.01 par value common stock, of which 100 shares were outstanding and held by AT&T Corp. prior to the split-off. These shares have not been assumed to be outstanding for purposes of the historical financial statements presented, due to the recapitalization which was effected with the split-off. Effective with the split-off, AT&T Wireless Services had

2,530 million common shares issued and outstanding. These shares have been used for purposes of the pro forma earnings per share calculations in the financial statements presented.

BASIS OF PRESENTATION

        The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated condensed financial statements reflect the results of operations, financial position, changes in shareowners' equity and cash flows of AT&T Wireless Services as if it were a separate entity for all periods presented and are in conformity with accounting principles generally accepted in the United States.

        The consolidated condensed financial statements reflect the assets, liabilities, revenue and expenses directly attributable to AT&T Wireless Services. The assets and liabilities included represent the assets and liabilities which have been transferred to AT&T Wireless Services in accordance with the separation and distribution agreement between AT&T and AT&T Wireless Services. Prior to the split-off on July 9, 2001, all of the assets and liabilities represented by AT&T Wireless Group were transferred to AT&T Wireless Services. AT&T Wireless Services has treated these transfers in a manner similar to a pooling of interests and has assumed these transfers were completed in historical periods by the legal entity AT&T Wireless Services. The consolidated condensed financial statements include allocations deemed reasonable by management, to present the results of operations, financial position and cash flows of AT&T Wireless Services as a separate entity and are not necessarily indicative of those that would be incurred on a stand-alone basis for the periods presented. Additionally, the consolidated results for the interim periods presented are not indicative of results for the full year. These consolidated condensed financial statements should be read in conjunction with AT&T Wireless Services' consolidated financial statements for the three years ended December 31, 2000, included in the prospectus filed by AT&T Wireless Services on July 9, 2001 pursuant to Rule 424(b)(1).

(b)     SIGNIFICANT ACCOUNTING POLICIES

PROPERTY, PLANT AND EQUIPMENT

        Effective January 1, 2001, AT&T Wireless Services implemented the results of a review of the estimated service lives of certain wireless communications equipment, primarily electronics. Lives were shortened to fully depreciate all such equipment within seven years. Similar equipment acquired after January 1, 2001, will have useful lives no longer than seven years. The impact of this change for the three months ended June 30, 2001, was an increase in depreciation expense of approximately $42 and a reduction in net income of approximately $26. The impact of this change for the six months ended June 30, 2001, was an increase in depreciation expense of approximately $78 and a reduction in net income of approximately $48.

LICENSING COSTS AND GOODWILL

        As a result of AT&T Wireless Services' evaluation of recent changes in the wireless telecommunications industry and the views of regulatory authorities, AT&T Wireless Services, effective January 1, 2001, will use an amortization period for all licensing costs and goodwill associated with newly acquired wireless operations not to exceed 25 years. This change did not have a material impact on AT&T Wireless Services' results of operations for the three or six months ended

June 30, 2001. See Note (k) for further details associated with changes in accounting and reporting for goodwill and other intangible assets.

FINANCIAL INSTRUMENTS

        In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. The adoption of SFAS No. 133 and 138 in January 2001, did not have a material impact to AT&T Wireless Services' results of operations, financial position or cash flows.

RECLASSIFICATIONS

        Certain reclassifications have been made to prior year amounts to conform with current year presentations.

(c)     DOCOMO INVESTMENT

        In January 2001, NTT DoCoMo, Inc., a leading Japanese wireless communications company, invested $9.8 billion in a security of AT&T that, like AT&T Wireless Group tracking stock, was intended to reflect a portion of the financial performance and economic value of AT&T Wireless Group. AT&T Wireless Services was allocated $6.2 billion of the gross proceeds from this $9.8 billion investment in AT&T in the form of an intercompany note receivable, which is included in "Note receivable from AT&T" on the accompanying consolidated condensed balance sheets. Additionally, AT&T Wireless Services was allocated $20 of costs associated with the transaction. AT&T retained the remaining $3.6 billion of the DoCoMo investment proceeds as consideration for the reduction in AT&T's retained portion of AT&T Wireless Services' value. In conjunction with the split-off, DoCoMo's investment was converted into 406 million shares, or approximately 16%, of AT&T Wireless Services' common stock. As part of its January 2001 investment, DoCoMo also received warrants with an exercise price of $35 per AT&T Wireless Group tracking share equivalent, which, in conjunction with the split-off, were converted into warrants to purchase AT&T Wireless Services common stock at $35 per share. As part of this investment, AT&T Wireless Services has entered into a strategic alliance with DoCoMo to develop mobile multimedia services on a global-standard, high-speed wireless network. DoCoMo may require the repurchase of its investment at DoCoMo's original purchase price, plus interest, if AT&T Wireless Services fails to meet specified technological milestones.

(d)     EARNINGS PER SHARE

        AT&T Wireless Services was a wholly-owned subsidiary of AT&T during the periods presented. Therefore, historical earnings per share has not been presented in the consolidated condensed financial statements. Unaudited pro forma earnings per share has been presented to reflect the capital structure effective with the split-off of AT&T Wireless Services from AT&T.

        Pro forma basic earnings per share (EPS) for AT&T Wireless Services for the three and six months ended June 30, 2001 and 2000, have been computed by dividing net income available to common shareowners by the 2,530 million common shares outstanding effective with the split-off on July 9, 2001.

        Pro forma diluted EPS for AT&T Wireless Services has been computed by dividing net income available to common shareowners, by the 2,530 million of common shares outstanding effective with the split-off plus the effect of dilutive stock options as of the split-off, which totaled 2 million shares. The effect of dilutive stock options was determined under the treasury stock method. Assumptions used to determine the dilutive effect included (1) the 32.18% conversion rate for the approximately 249 million of AT&T common stock options which were converted at the split-off date into AT&T common stock and AT&T Wireless Services stock options, (2) relative converted option prices of 1.1:1.0, which was based upon the per share market values of AT&T common stock and AT&T Wireless Services common stock at the split-off date of July 9, 2001, of $18.70 and $16.56, respectively, and (3) the weighted average market value of AT&T Wireless Group tracking stock for the 2001 period through the split-off date of $19.90. The estimated 72 million of AT&T Wireless Services common stock options which were converted from AT&T Wireless Group tracking stock options effective with the split-off, and the DoCoMo warrants issued in January 2001 (see Note (c)) were assumed to be anti-dilutive as of the split-off date and therefore were not included in the determination of the pro forma diluted EPS.

(e)     INVESTMENTS

        On February 8, 2001, AT&T Wireless Services completed its previously announced transaction with Dobson Communications Corporation (Dobson). AT&T Wireless Services purchased $200 in Series AA preferred stock from Dobson, which has a liquidation preference of $1,000 per share and is exchangeable into Series A convertible preferred stock. If the Series AA preferred stock is exchanged into Series A convertible preferred stock, AT&T Wireless Services will increase its ownership interest in Dobson, on an as converted to common stock basis, from its current ownership of 4.6% to approximately 11.6%.

        On April 27, 2001, AT&T completed the sale of its entire interest in Japan Telecom for approximately $1.35 billion in cash. AT&T attributed $.5 billion of the net after-tax proceeds from the sale to AT&T Wireless Services. AT&T Wireless Services recognized an after-tax gain of $298 associated with the transaction, which was recorded in net equity earnings from investments in the second quarter of 2001.

        During the first quarter of 2001, AT&T Wireless Services issued unsecured term notes to Rogers Wireless Communications, Inc. (Rogers Wireless) to pay for spectrum it successfully bid upon in the recently completed Canadian spectrum auctions. In April 2001, Rogers Wireless effected a rights offering of its equity securities in which AT&T Wireless Services' joint venture with British Telecommunications, JVII, participated. The participation increased JVII's ownership interest in Rogers Wireless to 34.36%. AT&T Wireless Services funded the purchase on behalf of JVII by offsetting it against the unsecured, interest bearing notes made by AT&T Wireless Services. This transaction resulted in AT&T Wireless Services obtaining a controlling interest of JVII, as well as increasing its indirect ownership percentage in Rogers Wireless. As a result of the consolidation of JVII, which holds the equity interest in Rogers Wireless, AT&T Wireless Services' investments in and advances to unconsolidated subsidiaries, as well as minority interest liability, increased approximately $407 in April 2001. See Note (l) for a subsequent transaction related to AT&T Wireless Services' ownership in Rogers Wireless.

(f)     LONG-TERM DEBT

        On March 6, 2001, AT&T Wireless Services completed a private placement of $6.5 billion in unsecured and unsubordinated Senior Notes with maturity dates ranging from March 1, 2006 to March 1, 2031. The notes pay interest at fixed rates ranging from 7.350% to 8.750% per annum, payable semi-annually and include customary covenants. The notes include registration rights, such that AT&T Wireless Services is required to offer to exchange the notes for a new issue of notes pursuant to a registration statement to be filed under the Securities Act of 1933 and to be declared effective no later than 240 days after the issue date. AT&T Wireless Services had interest expense of $138 and $176 for the three and six months ended June 30, 2001, respectively, associated with these notes.

        On March 23, 2001, AT&T Wireless Services entered into Competitive Advance and Revolving Credit Facilities (the "Facilities") in the aggregate amount of $2.5 billion consisting of an up to $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and an up to $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility. The Facilities are subject to a facility fee ranging from 8 to 30 basis points, payable quarterly on the total commitment, used or unused. The facility fees are based on the respective agreement and will fluctuate based on AT&T Wireless Services' Senior Notes rating. The Facilities are also subject to a utilization fee of 12.5 basis points if borrowings exceed certain levels as defined in the agreement. The Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 32.5 to 100 basis points depending on AT&T Wireless Services' Senior Notes rating or (ii) the greater of the prime rate or the Federal funds effective rate plus 50 basis points. The Facilities are to be used for general corporate purposes and are subject to customary covenants, representations, warranties and events of default. The Facilities contain financial covenants requiring AT&T Wireless Services to maintain certain financial ratios. In addition, the existence of an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may under certain circumstances constitute an event of default. No amounts had been borrowed under the Facilities at June 30, 2001.

        During June 2001, AT&T Wireless Services finalized agreements to issue up to $2.5 billion of private placement commercial paper notes. The notes will be unsecured, ranking pari passu with AT&T Wireless Services' other unsubordinated and unsecured indebtedness. Maturity of the notes will be up to 365 days from date of issue. As of June 30, 2001, AT&T Wireless Services did not have any notes outstanding under this program.

(g)     RELATIONSHIP WITH AT&T

        The consolidated condensed financial statements of AT&T Wireless Services reflect an assumed capital structure allocated from AT&T, as well as allocated costs associated with AT&T's common support divisions prior to the split-off. In addition, the consolidated condensed financial statements reflect that AT&T Wireless Services purchased various network and selling, general and administrative services from AT&T, primarily at market-based prices.

                                                                     FOR THE THREE MONTHS                FOR THE SIX
                                                                         ENDED JUNE 30,              MONTHS ENDED JUNE 30,
                                                                  --------------------------      --------------------------
                                                                     2001           2000             2001            2000
                                                                  ----------      ----------      ----------      ----------
COSTS OF SERVICES:
Long-distance and other network related services                  $       77      $       64      $      140      $      116
Provision for uncollectible receivables related to bundled
   customers                                                               9               9              18              19
                                                                  ----------      ----------      ----------      ----------

Total costs of services                                           $       86      $       73      $      158      $      135

SELLING, GENERAL AND ADMINISTRATIVE:
General corporate overhead allocations                            $       14      $       13      $       29      $       26
Sales employee, commissions and marketing support related
   costs (1)                                                              --               7              --              67
Administrative telephone services                                         34              24              76              48
Remittance processing services                                             9               5              16              10
Billing and collection services related to bundled customers               3               9              12              20
                                                                  ----------      ----------      ----------      ----------
Total selling, general and administrative                         $       60      $       58      $      133      $      171

INTEREST INCOME ON NOTE RECEIVABLE FROM AT&T (2)                         120              67             197              67
INTEREST EXPENSE                                                          30              49              70             121
PREFERRED STOCK DIVIDENDS (3)                                             34              33              76              46
                                                                  ----------      ----------      ----------      ----------
                                                                  $      330      $      280      $      634      $      540
                                                                  ==========      ==========      ==========      ==========

CAPITALIZED INTEREST DEDUCTED FROM INTEREST EXPENSE               $        8      $       34      $       41      $       58
                                                                  ==========      ==========      ==========      ==========

(1) Effective April 1, 2000, the direct wireless business sales employees previously employed by AT&T became employees of AT&T Wireless Services.

(2) For the three and six months ended June 30, 2001, intercompany interest income was determined based upon the average daily balance outstanding of the intercompany note receivable from AT&T, at a rate equal to AT&T's average 30-day commercial paper rate reset on the first day of each month, which was 4.2% at June 30, 2001. For the three and six months ended June 30, 2000, interest income was determined based on the average daily balance outstanding of the intercompany note receivable from AT&T at a rate equal to the one month London InterBank Offered Rate (LIBOR) minus six basis points. The intercompany interest income is included within other income in the accompanying consolidated condensed income statements.

(3) Recorded net of tax, in accordance with the tax sharing agreement between AT&T Wireless Services and AT&T.

RELATIONSHIP WITH AT&T AFTER THE SPLIT-OFF:

         For purposes of governing certain of the ongoing relationships between AT&T Wireless Services and AT&T at and after the split-off and to provide for an orderly transition, AT&T Wireless Services and AT&T entered into various agreements including:

        -   Separation and Distribution Agreement

        -   Brand License Agreement

        -   Master Carrier Agreement

        -   Agency and Referral Agreement

        -   Employee Benefits Agreement

        -   Intellectual Property Agreement

        -   Tax Sharing Agreement

        -   Services Agreement

(h)     COMMITMENTS

        AT&T Wireless Services has commitments to fund spectrum acquisitions and operational funding requirements of an equity method investment which totaled approximately $430 as of June 30, 2001.

        During January 2001, AT&T closed its previously announced agreement with DoCoMo. Pursuant to this agreement, DoCoMo may require the repurchase of its investment at DoCoMo's original purchase price plus interest, if AT&T Wireless Services fails to meet specified technological milestones. See Note (c) for further discussion related to the DoCoMo investment.

        AT&T Wireless Services has various purchase commitments for network equipment as well as handsets related to the development of its next-generation strategy. Those commitments totaled $2.2 billion as of June 30, 2001 and expire between 2001 and 2004.

        During November 2000, AT&T Wireless Services joined with others in the formation of a venture, Alaska Native Wireless (ANW), which participated in the Federal Communication Commission's recent auction of license spectrum in the 1900 megahertz band, which is used to provide wireless services. In January 2001, the auction was completed and ANW was the high bidder on approximately $2.9 billion in licenses. AT&T Wireless Services has committed to fund $2.6 billion to ANW to fund ANW's purchase of licenses. As of June 30, 2001, AT&T Wireless Services has funded approximately $309 of the commitment through a combination of a non-controlling equity interest and debt securities of ANW. The remaining approximately $2.3 billion of additional funding will be made when such licenses are granted, and will take the form of non-convertible notes of ANW. At the fifth anniversary of the first date on which licenses won in the auction are granted to ANW, and in addition to other means by which they may transfer their interests, the other owners of ANW have the right to require AT&T Wireless Services to purchase their equity interests. If this right were exercised five years after license grant, assuming the licenses are granted in 2001, the purchase price would be approximately $1 billion and would be payable, at AT&T Wireless Services' option, in cash or marketable securities. The amount will increase if the licenses are granted after 2001. The right to require AT&T Wireless Services to purchase these interests may be exercised before the five-year anniversary of the license grant if the conditions of certain FCC regulations restricting the free transferability of certain licenses offered in this auction are met earlier. If the right were exercised earlier, the purchase price would be calculated in generally the same way as if exercised at five years, except that a discount would be applied. In certain circumstances, if a winning bid of ANW is rejected or if any license granted to ANW is revoked, AT&T Wireless Services would be obligated to compensate other owners for making capital available to the venture. In June 2001, a federal appeals court ruled that the FCC had acted improperly in repossessing the spectrum sold in the auction. If ANW is not awarded the licenses due to this decision, AT&T Wireless Services may be obligated to purchase the interests of other owners. Depending on when such revocation or challenge takes place, the amount may be material but would be less than the $1 billion purchase price described above.

        AT&T Wireless Services also has various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are neither significant individually nor in the aggregate.

(i)     CONTINGENCIES

        Several lawsuits have been filed asserting claims that AT&T Wireless Services collected charges for local government taxes from customers that were not properly subject to those charges. AT&T Wireless Services has entered into a settlement of one of these cases, although the settlement has been challenged on appeal. AT&T Wireless Services has asserted in those cases that any recovery should come from the municipalities to which the taxes were paid.

        Several class action lawsuits have been filed in which claims have been asserted that AT&T Wireless Services did not have sufficient network capacity to support the influx of new subscribers who signed up for AT&T Digital One Rate service beginning in May 1998 and therefore has failed to provide service of a quality allegedly promised to subscribers. The plaintiffs in these cases have not asserted specific claims for damages, with the exception of one case filed in Texas in which the named plaintiffs have asserted claims for compensatory and punitive damages totaling $100.

        Several other class action or representative lawsuits have been filed against AT&T Wireless Services that allege, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to AT&T Wireless Services billing practices (including rounding up of partial minutes of use to full minute increments and billing send to end), coverage, dropped calls, price fixing and/or mistaken bills. Although the plaintiffs in these cases have not specified alleged damages, the damages in two of the cases are alleged to exceed $100. One of these two cases was dismissed and the dismissal was affirmed in part on appeal. Settlement negotiations are ongoing in both cases.

        Several class actions have been filed against AT&T and several wireless phone manufacturers and carriers, asserting products liability, breach of warranty and other claims relating to radio frequency transmissions to and from wireless phones. The complaints seek damages for the costs of headsets for wireless phone users as well as injunctive relief. In connection with the split-off, AT&T Wireless Services will be allocated all of the liability, if any, arising from such lawsuits.

        AT&T Wireless Services is involved in a patent infringement action against GTE in the U.S. District Court in Seattle, Washington. GTE claims that the Nokia phones manufactured for AT&T Wireless Services infringe on a GTE patent for over-the-air activation and over-the-air programming. AT&T Wireless Services is seeking a declaratory judgment that its use of over-the-air activation does not infringe GTE's patent. GTE has not specified amounts of claimed damages. Settlement negotiations are ongoing.

        AT&T Wireless Services is involved in an international arbitration proceeding concerning interests in a Malaysian telecommunications joint venture, Maxis Communications Bhd, a former MediaOne business acquired by AT&T and sold to AT&T Wireless Services in the fourth quarter of 2000. In this arbitration proceeding, a group of Malaysian shareholders claim that MediaOne breached fiduciary duties and contractual obligations owed to the joint venture. The arbitration claim asserts damages of $400. AT&T Wireless Services will assume a portion of the liabilities, if any, relating to this action, subject to certain adjustments. In March 2001, AT&T Wireless Services entered into an agreement with other shareholders of Maxis Communications Bhd who are the claimants in this arbitration for the sale of AT&T Wireless Services' entire interest in that entity and the resolution of the claims asserted in the arbitration proceeding. The parties agreed to suspend the arbitration proceeding pending closing of this transaction, and expect to terminate the arbitration proceeding when the sale has been completed.

        Stockholders of a former competitor of AT&T Wireless Services air-to-ground business are plaintiffs in a lawsuit filed in 1993 alleging that AT&T Wireless Services breached a confidentiality agreement, used trade secrets to unfairly compete and tortiously interfered with the business and potential business of the competitor. Plaintiffs sought damages in an unspecified amount in excess of $3.5 billion. AT&T Wireless Services obtained partial summary judgment and then prevailed on the remainder of the claims at a trial on the validity of a release of plaintiffs' claims. Final judgment was entered against plaintiffs on their claims, and plaintiffs appealed. On appeal, the Appellate Court of Illinois, Second District reversed and remanded the case for trial indicating that certain issues decided by the judge needed to be resolved by a jury.

        Several lawsuits have been filed against AT&T, certain executives of AT&T and AT&T Wireless Services and a group of investment banking firms seeking class certification and asserting claims under federal securities laws. The complaints assert claims that AT&T made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with the MediaOne acquisition. The complaints do not specify amounts of damages claimed, although the plaintiffs are seeking to recover for declines in stock prices of AT&T securities, including the AT&T Wireless Group tracking stock. In connection with the split-off, AT&T Wireless Services will be allocated a portion of the liabilities, if any, arising out of these actions to the extent relating to AT&T Wireless Group tracking stock.

        While these matters could affect the operating results of any one quarter when resolved in future periods, AT&T Wireless Services is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters.

        AT&T Wireless Services also is a defendant in other legal actions involving claims incidental to the normal conduct of the running of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Additionally, AT&T Wireless Services also makes routine filings with the Federal Communications Commission and state regulatory authorities. However, AT&T Wireless Services believes that the amounts that may be paid in these actions will not be material to its financial position, or its results of operations or cash flow.

(j)     SEGMENT REPORTING

        AT&T Wireless Services' results are segmented according to the way AT&T Wireless Services manages its business: Mobility, Fixed Wireless and Corporate and other. The Mobility segment is comprised of AT&T Wireless Services' domestic wireless voice and data services and products in the 850 megahertz (cellular) and 1900 megahertz (PCS) markets, the aviation division, and the earnings and losses associated with equity investments in domestic wireless communications ventures and partnerships. The Fixed Wireless segment includes the results associated with AT&T Wireless Services' offering of wireless local telephone and internet services to residential customers.

The Corporate and other segment includes primarily the results of AT&T Wireless Services' international equity investments.

        The accounting policies of the segments are the same as those used for the accompanying consolidated condensed financial statements. There are no material intercompany transactions between the segments. AT&T Wireless Services' primary measure of evaluating operating performance is based upon operating income plus depreciation and amortization, referred to as EBITDA.

        Geographic information is not presented due to the immateriality of international revenues. Additionally, AT&T Wireless Services is not dependent upon a single customer.

        Segment information is as follows:

                                                            FOR THE THREE                    FOR THE SIX
                                                             MONTHS ENDED                    MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                        -------------------------       -------------------------
                                                           2001            2000            2001            2000
                                                        ---------       ---------       ---------       ---------
Revenue:
Mobility -- Services                                    $   3,123       $   2,240       $   6,052       $   4,232
Mobility -- Equipment                                         253             237             534             443
                                                        ---------       ---------       ---------       ---------
Total Mobility                                              3,376           2,477           6,586           4,675
Fixed Wireless                                                  4              --               6              --
Corporate and other                                            --              --              --              --
                                                        ---------       ---------       ---------       ---------
Total revenue                                           $   3,380       $   2,477       $   6,592       $   4,675
                                                        =========       =========       =========       =========

Reconciliation of operating income plus
  depreciation and amortization (EBITDA) to income before income taxes and net equity earnings
  (losses) from investments:

Mobility                                                $     858       $     550       $   1,646       $     981
Fixed Wireless                                                (90)            (40)           (158)            (74)
Corporate and other                                            (3)             (1)             (6)             (3)
                                                        ---------       ---------       ---------       ---------
Total EBITDA                                                  765             509           1,482             904
Depreciation and amortization                                 636             402           1,212             771
Other income                                                  129             217             213             241
Interest expense                                              135              18             182              69
                                                        ---------       ---------       ---------       ---------
Total income before income taxes and net equity
     earnings (losses) from investments                 $     123       $     306       $     301       $     305
                                                        =========       =========       =========       =========

                             AT              AT
                          JUNE 30,       DECEMBER 31,
                            2001            2000
                         ----------      ----------
Total Assets:
Mobility                 $   39,683      $   32,428
Fixed Wireless                1,085             937
Corporate and other           2,263           1,937
                         ----------      ----------
Total Assets             $   43,031      $   35,302
                         ==========      ==========

        Reflecting the dynamics of AT&T Wireless Services' business, AT&T Wireless Services continually reviews its management model and structure, which may result in adjustments to the operating segments in the future.

(k)     RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2001. All business combinations in the scope of this statement are to be accounted for under one method, the purchase method.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangibles with indefinite useful lives, on a prospective basis, will no longer be amortized, however will be tested for impairment at least annually, based on a fair value comparison. Intangibles which have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. AT&T Wireless Services will be required to adopt this statement no later than January 1, 2002. At the date of adoption, AT&T Wireless Services will be required to complete a transitional intangible asset impairment test. Any resulting impairment loss will be recognized as a cumulative effect of a change in accounting principle. AT&T Wireless Services is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

(l)     SUBSEQUENT EVENTS

        On July 3, 2001, AT&T Wireless Services acquired British
Telecommunications' interest in JVII for approximately $380 in cash. As a result of this acquisition, AT&T Wireless Services now owns 100% of JVII, and, through JVII, holds a 34.36% ownership interest in Rogers Wireless.

        In the third quarter 2001, AT&T Wireless Services executed an agreement to combine the soon to be merged Birla AT&T Communications Ltd./Tata Cellular, Ltd. entity with BPL Mobile Communications Ltd. and certain portions of BPL Cellular Ltd. AT&T Wireless Services currently owns 49% of Birla AT&T Communications Ltd. and 49% of BPL Cellular Ltd. The agreement is subject to a number of conditions. If all conditions are satisfied and a combination occurs as contemplated in the agreement, AT&T Wireless Services estimates that its ownership will be approximately 24% in the combined entity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying notes included elsewhere in this report. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as AT&T Wireless Services' objectives, expectations and intentions. Actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below and those discussed elsewhere in this report and those discussed in AT&T Wireless Services' registration statement on Form S-4 filed on August 2, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. AT&T Wireless Services undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in other AT&T Wireless Services' filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

OVERVIEW

        In April 2000, AT&T Corp. issued AT&T Wireless Group tracking stock, which was a class of common stock that was intended to provide holders with financial returns based on the financial performance and economic value of AT&T wireless services businesses. On July 9, 2001, AT&T converted all shares of AT&T Wireless Group tracking stock into shares of AT&T Wireless Services common stock on a one-for-one basis. In addition, AT&T completed a distribution of approximately 1.136 billion shares of AT&T Wireless Services common stock to AT&T shareholders in the form of a stock dividend. Prior to the split-off, AT&T transferred the assets comprising its wireless services businesses to AT&T Wireless Services, Inc. These transactions effected the split-off of AT&T Wireless Services from AT&T, and resulted in AT&T Wireless Services becoming an independent, publicly-traded company.

        AT&T Wireless Services is one of the largest wireless communications service providers in the United States. AT&T Wireless Services seeks to expand its customer base and revenue stream by providing high-quality, innovative wireless services. As of June 30, 2001, AT&T Wireless Services had 16.4 million consolidated subscribers. For the six months ended June 30, 2001, AT&T Wireless Services had:

        -   $6.6 billion of consolidated revenues and

        -   $263 million of consolidated net income.

        AT&T Wireless Services operates one of the largest U.S. digital wireless networks. As of June 30, 2001, AT&T Wireless Services and its affiliates and partners held 850 megahertz and 1900 megahertz licenses sufficient to provide wireless services covering 98% of the U.S. population. As of that date, AT&T Wireless Services and its affiliates and partners covered approximately 83% of the U.S. population with at least 30 megahertz of wireless spectrum. As of the same date, AT&T Wireless Services' networks and those of its affiliates and partners operated in markets including over 77% of the U.S. population and in all 50 of the largest U.S. metropolitan areas. AT&T Wireless Services supplements its operations with roaming agreements that allow its subscribers to use other providers' wireless services in regions where AT&T Wireless Services does not have operations. With these roaming agreements, AT&T Wireless Services is able to offer customers wireless services covering over 95% of the U.S. population. AT&T Wireless Services plans to continue to increase its coverage and the quality of its services by expanding its coverage area and the capacity of its network.

        AT&T Wireless Services currently provides its wireless voice and data services using time division multiple access, analog and cellular digital packet data technologies. AT&T Wireless Services has focused on building its digital network and on moving its customer base from analog to digital service. AT&T Wireless Services has already upgraded its analog systems to digital in 99% of its markets. AT&T Wireless Services believes that the move to digital services improves capital efficiency, lowers network operating costs and allows AT&T Wireless Services to offer higher quality services. As of June 30, 2001, over 93% of AT&T Wireless Services' consolidated subscribers use digital services and account for over 95% of its traffic.

        To accelerate the availability of enhanced data services offerings, AT&T Wireless Services recently announced plans to adopt a technology known as the global system for mobile communications, or GSM, for interim improvement in wireless data capabilities. Following the adoption of GSM, AT&T Wireless Services plans to move to third-generation technology to permit AT&T Wireless Services to offer voice and new data services. AT&T Wireless Services expects to install network capability using GSM technology with its current second-generation voice network. AT&T Wireless Services' chosen third-generation technology standard, known as universal mobile telecommunications system, or UMTS, is the same global standard that has been selected by operators throughout Europe, Japan and other parts of the world. Third-generation standards should provide the speed and capacity necessary to support innovative mobile multimedia applications, including broader and more efficient access to email systems, high-speed web browsing, e-commerce applications, on-line games and music downloads.

        AT&T Wireless Services markets its products and services primarily under the AT&T brand and expects to continue to do so for at least five years under agreements that AT&T Wireless Services has entered into with AT&T in connection with the split-off. AT&T Wireless Services believes that AT&T's widely recognized brand increases consumer awareness of, and confidence in, its products and services.

CONSOLIDATED RESULTS OF OPERATIONS

        The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of AT&T Wireless Services' consolidated results of operations for the three and six months ended June 30, 2001, and financial condition as of June 30, 2001 and December 31, 2000. Prior to the split-off, AT&T contributed to AT&T Wireless Services, all of the subsidiaries, assets and liabilities that constituted AT&T Wireless Group. Consistent with its historical financial statements, AT&T Wireless Services has treated these contributions and related transactions in a manner similar to a pooling of interests and has assumed these contributions and related transactions were completed in historical periods by the legal entity AT&T Wireless Services.

        The discussion below is based upon AT&T Wireless Services and its subsidiaries' consolidated results, as well as its segments, where material and applicable. AT&T Wireless Services segments its results according to the way it manages its business, including Mobility, Fixed Wireless and Corporate and other. The Mobility segment is comprised of the domestic wireless voice and data services and products in the 850 megahertz (cellular) and 1900 megahertz (personal communications services, or PCS) markets, the aviation division, and the earnings and losses associated with equity investments in domestic wireless communications ventures and partnerships. The Fixed Wireless segment includes the results associated with the offering of wireless local telephone and internet services to residential customers, which began serving customers during the first quarter of 2000. The Corporate and other segment primarily includes the results of international equity interests. AT&T Wireless Services' primary measure of evaluating operating performance for its segments is based upon operating income plus depreciation and amortization, referred to as EBITDA.

        Reflecting the dynamics of its business, AT&T Wireless Services continually reviews its management model and structure. The split-off from AT&T will result in changes required for AT&T Wireless Services to operate as an independent entity. Additionally, the investment by NTT DoCoMo, as well as AT&T Wireless Services' recently announced plans to deploy third-generation technologies, may result in adjustments to AT&T Wireless Services' operating segments in the future.

        The comparison of the 2001 results with the prior year is impacted by several acquisitions that occurred during 2000. These included the acquisition of Wireless One Network, L.P. and the remaining 50% partnership interest in CMT Partners (Bay Area Properties) during the second quarter of 2000. Prior to the acquisition of the remaining 50% interest in CMT Partners, AT&T Wireless Services accounted for its ownership under the equity method. During the third quarter of 2000, AT&T Wireless Services completed the acquisition of a wireless system in San Diego. During the fourth quarter of 2000, AT&T Wireless Services completed the acquisitions of wireless systems in Indianapolis, Houston and several markets in the New England area. Finally, in December 2000, AT&T Wireless Services' equity interest in AB Cellular, an entity that owned cellular properties in Los Angeles, Houston and Galveston, Texas, was redeemed. In consideration, AT&T Wireless Services received 100% of the net assets of the Los Angeles market and therefore began consolidating the Los Angeles market effective December 29, 2000. The combined acquisitions during 2000 resulted in an approximate increase of 3 million subscribers to AT&T Wireless Services.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

REVENUE

        Total revenue includes wireless voice and data services, the sale of handsets and accessories, and revenue associated with the aviation communications and fixed wireless operations. AT&T Wireless Services records revenue as services are provided or when the product is sold. Services revenue primarily includes monthly recurring charges, airtime and toll usage charges, and roaming charges billed to subscribers for usage outside of AT&T Wireless Services' network as well as charges billed to other wireless providers for roaming on AT&T Wireless Services' network. The revenue and related expenses associated with the sales of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services.

        Total revenue increased 36.5% to $3,380 million for the three months ended June 30, 2001, and 41.0% to $6,592 million for the six months ended June 30, 2001, compared with the same periods in the prior year. Total revenue increased 18.1% and 21.6% for the three and six months ended June 30, 2001, respectively, compared with the same periods for 2000, when adjusted to exclude the impact of the Bay Area Properties acquired on June 29, 2000 and the Los Angeles market which AT&T Wireless Services began consolidating effective December 29, 2000.

        Services revenue for the three months ended June 30, 2001, was $3,127 million, an increase of $887 million, or 39.6%, compared with the respective period in 2000. Services revenue for the six months ended June 30, 2001, was $6,058 million, an increase of $1,826 million, or 43.2%, compared with the respective period in 2000. The services revenue increases for both the three and six months ended June 30, 2001, were almost solely due to growth in services revenue in the Mobility business. These increases were driven by strong consolidated subscriber growth, including subscribers associated with acquisitions which closed subsequent to the second quarter of 2000, however, they were partially offset by a decline in the average monthly revenue per user
(ARPU). Fixed Wireless results included $4 million and $6 million of services revenue for the three and six months ended June 30, 2001, respectively, and were immaterial for the three and six months ended June 30, 2000.

        As of June 30, 2001, the Mobility business had over 16.4 million consolidated subscribers, an increase of 40.3%, compared with the prior year, including approximately 1.8 million subscribers associated with acquisitions that closed subsequent to June 30, 2000. Net consolidated subscriber additions in the second quarter of 2001 totaled 668 thousand, a 25.6% increase over the prior year period. Net consolidated subscriber additions for the six months ended June 30, 2001 totaled 1,253 thousand, a 32.0% increase over the prior year period. AT&T Wireless Services' average monthly churn rate in the second quarter of 2001 was 2.9% compared with 2.7% in the second quarter of 2000. Churn for AT&T Wireless Services' postpaid customers was 2.6% for both the quarters ended June 30, 2001 and 2000. AT&T Wireless Services' average monthly churn rate in the first half of 2001 was 2.9% compared with 2.8% in the prior year period.

        AT&T Wireless Services' ARPU for its Mobility business for the three months ended June 30, 2001, was $63.80, a decrease of $7.70, or 10.8%, compared with the same period in 2000. ARPU for the six months ended June 30, 2001, was $63.00, a decrease of $6.40, or 9.2%, compared with the same period in 2000. The declines in ARPU were primarily a result of competitive pricing pressures, expansion into a broader base of consumer segments, including prepaid wireless, and the impact of acquisitions which closed subsequent to June 30, 2000. ARPU in the second quarter of 2001 increased 2.6% from the first quarter of 2001 due primarily to the seasonal impact of increased usage and product mix. Despite the sequential increase, AT&T Wireless Services anticipates that ARPU will decline modestly in the second half of 2001.

        Equipment revenue for the three months ended June 30, 2001, was $253 million, an increase of $16 million, or 6.8%, compared with the same period in 2000. Equipment revenue for the six months ended June 30, 2001, was $534 million, an increase of $91 million, or 20.6%, compared with the same period in 2000. These increases were due to an increase in gross consolidated subscriber additions in the Mobility business for the three and six months ended June 30, 2001, compared with the same periods in 2000. The increases were partially offset by a decrease in equipment revenues associated with indirect distributors as a result of their utilization of excess inventories during the first half of 2001. AT&T Wireless Services supplies a selection of handsets to its subscribers at competitive prices, which are generally offered at or below cost.

COSTS OF SERVICES

        Costs of services include the costs to place calls over the network (including the costs to operate and maintain AT&T Wireless Services' network, as well as roaming costs paid to other wireless providers) and the charges paid to connect calls on other networks, including access, interconnection and toll related charges. Additionally, costs of services include the provision for uncollectible receivables, as well as non-income related taxes.

        Costs of services for the three months ended June 30, 2001, were $989 million, an increase of $229 million, or 30.0%, compared with the same period in 2000. Costs of services for the six months ended June 30, 2001, were $1,910 million, an increase of $488 million, or 34.3%, compared with the same period in 2000. Approximately 90% of the increases were associated with the Mobility business with the remaining increase associated with the Fixed Wireless business. For the second quarter, nearly 40% of the increase over the prior year quarter was the result of an increase in the charges paid to connect calls on other networks. Another approximately 40% of the increase for the quarter was due to an increase in the costs to maintain AT&T Wireless Services' network. For the six months ended June 30, 2001, approximately 40% of the increase was due to increased charges to connect calls on other networks. The remaining approximately 60% of the increase was due to increases in the costs to maintain AT&T Wireless Services' network and an increase in the provision for uncollectible receivables. These increases were driven by growth in the Mobility business subscriber base and the related increased minutes of use, as well as by the expansion of AT&T Wireless Services' network.

COSTS OF EQUIPMENT SALES

        Costs of equipment sales include the costs of the handsets and accessories sold to new as well as existing customers and relate entirely to the Mobility business. Costs of equipment sales for the three months ended June 30, 2001 were $478 million, an increase of $33 million, or 7.6%, compared with the same period in 2000. Costs of equipment sales for the six months ended June 30, 2001 were $968 million, an increase of $132 million, or 15.8%, compared with the same period in 2000. These increases were due primarily to higher equipment sales, as well as an increase in handset subsidies resulting from customer retention related programs implemented during the first half of 2001.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses (SG&A) include marketing and acquisition related costs, excluding equipment buydowns, customer care related expenses, and administrative functions. SG&A expenses for the three months ended June 30, 2001, were $1,148 million compared with $763 million, an increase of 50.4%, for the three months ended June 30, 2000, and for the six months ended June 30, 2001, were $2,232 million compared with $1,513 million for the six months ended June 30, 2000, an increase of 47.6%. Over 90% of the increases related to the Mobility business for both the quarter and half year ended June 30, 2001, with the remaining increases relating to the Fixed Wireless business. Approximately 50% of the increases for both the three and six months ended June 30, 2001 versus the prior year periods related to increased marketing and selling costs, including advertising, commissions and manpower related costs. These increases resulted from a 50.3% and 52.2% increase in gross consolidated subscriber additions in the quarter and half year ended June 30, 2001, respectively, versus the prior year periods. Cost per gross subscriber addition, which includes the cost of handset subsidies recorded in costs of equipment sales in the accompanying consolidated condensed income statements was $332 for the three months ended June 30, 2001, compared with $352 for the three months ended June 30, 2000, and was $329 for the six months ended June 30, 2001 compared with $356 for the six months ended June 30, 2000. Customer care and billing related costs represented approximately 20% and 25% of the increases for the three and six months ended June 30, 2001, respectively, as a result of the growth in the subscriber base.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expenses for the three months ended June 30, 2001, were $636 million, an increase of $234 million, or 58.3%, compared with the three months ended June 30, 2000. Depreciation and amortization expenses for the six months ended June 30, 2001, were $1,212 million, an increase of $441 million, or 57.3%, compared with the six months ended June 30, 2000. Over 90% of the increases for both the three and six months ended June 30, 2001, related to the Mobility business, with the remaining increases relating to the Fixed Wireless business. The increases in the Mobility business depreciation expense for both the quarter and half year ended June 30, 2001, primarily resulted from the growth in AT&T Wireless Services' depreciable asset base resulting from capital expenditures and property, plant and equipment acquired with acquisitions that closed subsequent to the first half of 2000. In addition, effective January 1, 2001, the depreciable lives of certain Mobility business wireless communications equipment were shortened, which resulted in approximately $42 million and $78 million of additional depreciation expense for the three and six months ended June 30, 2001, respectively. Total capital expenditures were $1,099 million and $2,351 million for the three and six months ended June 30, 2001, respectively. Mobility business capital expenditures were $978 million and $2,100 million for the three and six months ended June 30, 2001. Fixed Wireless business capital expenditures were $121 million and $251 million for the three and six months ended June 30, 2001.

        Additionally, amortization expense for the Mobility business increased from the prior year quarter as a result of an increase in the amortization expense of licensing costs, goodwill and other acquisition related intangibles as a result of acquisitions that closed subsequent to the second quarter of 2000. As a result of AT&T Wireless Services' evaluation of recent changes in the wireless telecommunications industry and the views of regulatory authorities, effective January 1, 2001, AT&T Wireless Services has been using an amortization period for licensing costs and goodwill associated with newly acquired wireless operations not exceeding 25 years. This change did not have a material impact to AT&T Wireless Services' results of operations for the three and six months ended June 30, 2001. See Recent Accounting Pronouncements below for further details regarding changes in accounting and reporting for intangible assets.

OTHER INCOME

        Other income primarily includes gains or losses on sales or exchanges of assets and businesses and intercompany interest income on the note receivable from AT&T. Other income for the three and six months ended June 30, 2001, was $129 million and $213 million compared with $217 million and $241 million for the respective periods in 2000. The decreases in other income for both the three and six months ended June 30, 2001 versus the prior year periods were due primarily to gains recorded on the sale of equity method investments during the second quarter of 2000 totaling $141 million. These gains were partially offset by an increase in intercompany interest income in both the quarter and half year ended June 30, 2001. Intercompany interest income on the note receivable from AT&T was $120 million and $197 million for the three and six months ended June 30, 2001 compared with $67 million for each of the three and six months ended June 30, 2000. The increase in interest income resulted from a higher average note receivable balance from AT&T during the second quarter and first half of 2001, compared with the same periods in 2000, resulting from the DoCoMo investment and the Senior Notes offering which occurred during the first quarter of 2001.

INTEREST EXPENSE

        Interest expense consists primarily of interest on long-term debt to others and intercompany debt due to AT&T, net of interest expense capitalized. Interest expense for the second quarter of 2001, was $135 million, an increase of $117 million compared with the second quarter of 2000. Interest expense for the first half of 2001, was $182 million, an increase of $113 million, compared with the first half of 2000. The increases in both periods related primarily to interest expense associated with the $6.5 billion Senior Notes offering which occurred in March 2001. The year-to-date increase was partially offset by higher levels of capitalized interest expense. AT&T Wireless Services repaid its $1.8 billion of intercompany debt to AT&T in June 2001.

PROVISION FOR INCOME TAXES

        The provision for income taxes for the three months ended June 30, 2001, was $77 million compared with $102 million for the three months ended June 30, 2000, and was $156 million for the six months ended June 30, 2001 compared with $100 million for the six months ended June 30, 2000. The decrease for the quarter ended June 30, 2001, was due primarily to a decrease in net income before income taxes and net equity earnings (losses) from investments. The effective tax rates for the three and six months ended June 30, 2001 were 62.4% and 51.8%, respectively, and were impacted by goodwill associated with acquisitions that closed during 2000. Excluding one-time gains recorded in the second quarter and first half of 2000, the effective tax rates for the three and six months ended June 30, 2000 were 50.3% and 50.5%, respectively, and were also impacted by goodwill associated with 2000 acquisitions.

NET EQUITY EARNINGS (LOSSES) FROM INVESTMENTS

        Net equity earnings (losses) from investments, net of tax, were $217 million of earnings for the three months ended June 30, 2001 compared with $4 million of losses for the three months ended June 30, 2000, and earnings of $118 million for the six months ended June 30, 2001 compared with earnings of $21 million for the six months ended June 30, 2000. The quarter over quarter increase was primarily due to a $298 million after-tax gain on the sale of Japan Telecom recorded during the second quarter of 2001. The increase was partially offset by a decrease from prior year equity earnings in the Mobility business from CMT Partners and AB Cellular. AT&T Wireless Services acquired the remaining interest in CMT Partners that it did not own in June 2000, and therefore, this entity was consolidated subsequent to the acquisition. Additionally, AT&T Wireless Services' equity interest in AB Cellular was redeemed in December 2000 in exchange for 100% of the net assets of the Los Angeles market. The increase for the six months ended June 30, 2001 compared with the same period in 2000 was primarily due to the Japan Telecom gain partially offset by equity earnings recorded in 2000 associated with CMT Partners and AB Cellular, as well as increased equity losses during 2001 associated with affiliate investments.

DIVIDEND REQUIREMENTS ON PREFERRED STOCK HELD BY AT&T

        At December 31, 2000, AT&T Wireless Services had outstanding $3.0 billion of preferred stock held by AT&T that paid dividends at 9% per annum. In June 2001, AT&T Wireless Services redeemed the $3.0 billion of preferred stock held by AT&T. Dividend requirements on the preferred stock for the three and six months ended June 30, 2001, were $34 million and $76 million, respectively, compared with $33 million and $46 million for the respective periods in 2000, net of amounts recorded in accordance with the tax sharing agreement. The increase in first half of 2001 compared with the first half of 2000 was a result of the May 1, 2000, recapitalization of $2.0 billion of outstanding intercompany indebtedness owed to AT&T into an additional $2.0 billion of 9% cumulative preferred stock then held by AT&T.

LIQUIDITY AND CAPITAL RESOURCES

        Prior to the split-off, financing activities for AT&T Wireless Services and the rest of AT&T Wireless Group were managed by AT&T on a centralized basis and were subject to the review of the AT&T Wireless Group capital stock committee of AT&T's board of directors. Sources of funds included AT&T Wireless Group tracking stock offering proceeds attributed from AT&T, intercompany borrowings from AT&T, internally generated funds, capital contributions from AT&T prior to the AT&T Wireless Group tracking stock offering, as well as proceeds from the DoCoMo transaction. In addition, AT&T performed cash management functions on behalf of AT&T Wireless Services. Cash balances maintained and reported by AT&T Wireless Services prior to the split-off primarily represented cash balances for which no right of offset existed with AT&T. Effective with the split-off, AT&T Wireless Services performs financing activities as a stand alone entity.

        In association with the split-off, AT&T Wireless Services and AT&T entered into a separation and distribution agreement that governed the terms of the split-off. In June 2001, AT&T Wireless Services repaid to AT&T the $1.8 billion of long-term debt and related accrued interest and redeemed the $3.0 billion of preferred stock and related unpaid dividends held by AT&T. Additionally, under the separation and distribution agreement, in early July 2001, prior to the split-off, AT&T Wireless Services received payment of its note receivable from AT&T which totaled $5.3 billion. The $5.3 billion represented funds not yet utilized associated with the DoCoMo investment and Senior Notes offering discussed in more detail below.

        On January 22, 2001, AT&T closed its transaction with DoCoMo. AT&T attributed $6.1 billion of the approximate $9.8 billion of proceeds received from DoCoMo to AT&T Wireless Services. AT&T Wireless Services intends to utilize the remaining proceeds to continue executing its strategy, including capacity and quality improvements to its existing network, as well as to create an advanced mobile Internet and to invest in other strategic growth initiatives. Pursuant to this agreement, DoCoMo may require the repurchase of its investment at DoCoMo's original purchase price, plus interest, if AT&T Wireless Services fails to meet specified technological milestones.

        On March 6, 2001, AT&T Wireless Services completed a private placement of $6.5 billion in unsecured and unsubordinated Senior Notes with maturity dates ranging from March 1, 2006 to March 1, 2031. The notes pay interest at fixed rates ranging from 7.350% to 8.750% per annum, payable semi-annually, and include customary covenants. AT&T Wireless Services anticipates that it will exchange the notes during the second half of 2001. AT&T Wireless Services had $138 million and $176 million of interest expense for the three and six months ended June 30, 2001, respectively, related to these notes. AT&T Wireless Services expects to incur interest payments related to these notes of approximately $265 million for the year ending December 31, 2001.

        On March 23, 2001, AT&T Wireless Services entered into Competitive Advance and Revolving Credit Facilities (the "Facilities") in the aggregate amount of $2.5 billion consisting of an up to $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and an up to $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility. The Facilities are subject to a facility fee ranging from 8 to 30 basis points, payable quarterly on the total commitment, used or unused. The facility fees are based on the respective agreement and will fluctuate based on AT&T Wireless

Services' Senior Notes rating. The Facilities are also subject to a utilization fee of 12.5 basis points if borrowings exceed certain levels as defined in the agreement. The Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 32.5 to 100 basis points depending on AT&T Wireless Services' Senior Notes rating or (ii) the greater of the prime rate or the Federal funds effective rate plus 50 basis points. The Facilities are to be used for general corporate purposes and are subject to customary covenants, representations, warranties and events of default. In addition, the Facilities contain financial covenants requiring AT&T Wireless Services to maintain certain financial ratios. In addition, the existence of an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may under certain circumstances constitute an event of default. No amounts had been borrowed under the Facilities at June 30, 2001.

        During June 2001, AT&T Wireless Services finalized agreements to issue up to $2.5 billion of private placement commercial paper notes. The notes will be unsecured, ranking pari passu with AT&T Wireless Services' other unsubordinated and unsecured indebtedness. Maturity of the notes will be up to 365 days from date of issue. As of June 30, 2001, AT&T Wireless Services did not have any notes outstanding under this program.

        The continued expansion of AT&T Wireless Services' network and footprint, including through spectrum auctions, as well as service offerings and the marketing and distribution of its products and services, will continue to require substantial capital. AT&T Wireless Services believes that its current cash and cash equivalents, credit facilities, and cash from operations, will satisfy its expected working capital and capital expenditures for at least the next twelve months. AT&T Wireless Services may also generate cash from the sale of debt or equity securities, or from the sale of non-strategic assets or excess spectrum. Additionally, AT&T Wireless Services may evaluate alternative financing arrangements associated with its Fixed Wireless business.

        AT&T Wireless Services has entered into various purchase commitments for network equipment as well as handsets related to the development of its next-generation strategy. Those commitments totaled $2.2 billion and expire between 2001 and 2004.

        AT&T Wireless Services has commitments to fund spectrum acquisitions and operational funding requirements of an equity method investment which totaled approximately $430 million as of June 30, 2001.

        During November 2000, AT&T Wireless Services joined with others in the formation of a venture, Alaska Native Wireless (ANW), which participated in the Federal Communication Commission's recent auction of license spectrum in the 1900 megahertz band, which is used to provide wireless services. In January 2001, the auction was completed and ANW was the high bidder on approximately $2.9 billion in licenses. AT&T Wireless Services has committed to fund $2.6 billion to ANW to fund ANW's purchase of licenses. As of June 30, 2001, AT&T Wireless Services has funded approximately $309 million of the commitment through a combination of a non-controlling equity interest and debt securities of ANW. The remaining approximately $2.3 billion of additional funding will be made when such licenses are granted, and will take the form of non-convertible notes of ANW. At the fifth anniversary of the first date on which licenses won in the auction are granted to ANW, and in addition to other means by which they may transfer their interests, the other owners of ANW have the right to require AT&T Wireless Services to purchase their equity interests. If this right were exercised five years after license grant, assuming the licenses are granted in 2001, the purchase price would be approximately $1 billion and would be payable, at AT&T Wireless Services' option, in cash or marketable securities. The amount will increase if the licenses are granted after 2001. The right to require AT&T Wireless Services to purchase these interests may be exercised before the five-year anniversary of the license grant if the conditions of certain FCC regulations restricting the free transferability of certain licenses offered in this auction are met earlier. If the right were exercised earlier, the purchase price would be calculated in generally the same way as if exercised at five years, except that a discount would be applied. In certain circumstances, if a winning bid of ANW is rejected or if any license granted to ANW is revoked, AT&T Wireless Services would be obligated to compensate other owners for making capital available to the venture. In June 2001, a federal appeals court ruled that the FCC had acted improperly in repossessing the spectrum sold in the auction. If ANW is not awarded the licenses due to this decision, AT&T Wireless Services may be obligated to purchase the interests of other owners. Depending on when such revocation or challenge takes place, the amount may be material but would be less than the $1 billion purchase price described above.

        Net cash provided by operating activities for the six months ended June 30, 2001, was $1,473 million compared with $223 million for the same period in 2000. Approximately 45% of the increase was due to a $578 million increase in operating income excluding depreciation and amortization. Approximately 30% of the increase was due to higher income taxes payable and interest payable associated with the Senior Notes offering in March 2001. Approximately 25% of the increase was due to lower levels of inventory purchases for the six months ended June 30, 2001 compared to the prior year period.

        Net cash used in investing activities for the six months ended June 30, 2001 was $8,518 million compared with $8,380 million for the six months ended June 30, 2000. The increased investing activity during 2001 was due to a higher note receivable balance from AT&T at June 30, 2001 versus the prior year period, and higher capital expenditures of $813 million used to upgrade and improve network capacity. These increases were offset by $2,602 million in acquisitions during the first half of 2000 related to acquisitions of the assets of Wireless One Network L.P. and the remaining 50% partnership interest in CMT Partners.

        Net cash provided by financing activities for the six months ended June 30, 2001 was $7,021 million compared with $8,158 million for the six months ended June 30, 2000. Sources of financing activities for the six months ended June 30, 2001 were the $6.1 billion of DoCoMo investment proceeds attributed from AT&T and the $6.3 billion of net proceeds associated with the Senior Notes offering in March 2001. These sources were offset by repayment of the $2.4 billion of short- and long-term debt and $3.0 billion of preferred stock to AT&T during the first half of 2001. Sources of financing activities for the six months ended June 30, 2000 were the $7.0 billion in AT&T Wireless Group tracking stock proceeds attributed from AT&T, and $0.8 billion of capital contributions from AT&T prior to the AT&T Wireless Group tracking stock offering.

        EBITDA, defined as operating income plus depreciation and amortization, is the primary measure used by the chief operating decision-makers to measure AT&T Wireless Services' ability to generate cash flow. EBITDA may or may not be consistent with the calculation of EBITDA for other public companies and should not be viewed by investors as an alternative to generally accepted accounting principles, measures of performance or to cash flows from operating, investing and financing activities, as a measure of liquidity.

        EBITDA for the three months ended June 30, 2001, was $765 million, an increase of 50.4%, compared with $509 million for the same period in 2000. EBITDA for the six months ended June 30, 2001 was $1,482 million, and increase of 63.9%, compared with $904 million for the same period in 2000. The increases for both the three and six months ended June 30, 2001, included the results of acquisitions that occurred during 2000 as well as a continued focus on cost reductions. These increases were partially offset by increased customer acquisition costs associated with the increase in gross consolidated subscriber additions, increased network costs attributable to subscriber growth and the related minutes of use, and increased customer care and billing related expenses to support growth in the subscriber base.

        For the Mobility business, EBITDA for the three and six months ended June 30, 2001, was $858 million and $1,646 million, respectively, compared with $550 million and $981 million, respectively, for the same periods in 2000. These increases represented growth rates of 56.1% for the quarter and 67.8% for the year-to-date periods.

        For the Fixed Wireless business, EBITDA for the three and six months ended June 30, 2001, were deficits of $90 million and $159 million, respectively, compared with deficits of $40 million and $74 million, respectively, for the same periods in 2000.

        EBITDA margin for the Mobility business, defined as EBITDA as a percent of services revenue, was 27.5% for the second quarter of 2001, compared with 24.5% for the second quarter of 2000, and 27.2% for the first half of 2001, compared with 23.2% for the first half of 2000. The improvements in EBITDA margins for the Mobility business for both the three and six months ended June 30, 2001, were primarily due to revenue growth and lower off-network roaming expenses. These improvements were partially offset by higher sales and marketing expenses associated with increased gross subscriber additions and higher network related expenses associated with growth in the subscriber base.

FINANCIAL CONDITION

        Total assets were $43,031 million as of June 30, 2001, an increase of $7,729 million, or 21.9%, compared with December 31, 2000. The increase was due primarily to an increase in the intercompany note receivable from AT&T of $5,803 million which resulted from AT&T attributing $6.1 billion of the DoCoMo investment net proceeds to AT&T Wireless Services, and its loan of $6.3 billion of net proceeds from its Senior Notes to AT&T. Partially offsetting these proceeds were the repayment of the $638 million of short-term debt due to AT&T, the $1.8 billion of long-term debt due to AT&T, and the redemption of the $3.0 billion of preferred stock held by AT&T, and capital expenditures made during the six months ended June 30, 2001 which resulted in an increase in property, plant and equipment.

        Total liabilities were $14,378 million as of June 30, 2001, an increase of $3,994 million, or 38.5%, compared with December 31, 2000. The increase was primarily due to the issuance of the $6.5 billion of Senior Notes in March 2001, and related interest, partially offset by the repayments of $638 million of short-term debt due to AT&T in January 2001 and the $1.8 billion of long-term debt due to AT&T in June 2001.

        Total preferred stock held by AT&T of $3.0 billion as of December 31, 2000 was redeemed in June 2001 in association with the separation and distribution agreement between AT&T Wireless Services and AT&T. Dividends payable on the preferred stock were paid at 9% per annum.

        Total shareowners' equity was $28,209 million at June 30, 2001, an increase of $6,332 million, or 28.9%, compared with December 31, 2000. The increase was primarily due to increased shareowners' net investment associated with the attribution of the $6.1 billion of net proceeds from the DoCoMo investment to AT&T Wireless Services from AT&T.

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

        AT&T Wireless Services holds equity interests in various domestic and international ventures and partnerships. These ventures and partnerships operate primarily in the wireless telecommunications industry. AT&T Wireless Services accounts for these investments primarily under the equity method of accounting. The below discussion relates to significant investments or dispositions which occurred during the six months ended June 30, 2001.

        On February 8, 2001, AT&T Wireless Services purchased $200 million in Series AA preferred stock from Dobson Communications Corporation (Dobson), which has a liquidation preference of $1,000 per share and is exchangeable into Series A convertible preferred stock. If the Series AA preferred stock is exchanged into Series A convertible preferred stock, AT&T Wireless Services will increase its ownership interest in Dobson, on an as converted to common stock basis, from its current ownership of 4.6% to approximately 11.6%.

        On April 27, 2001, AT&T completed the sale of its entire interest in Japan Telecom for approximately $1.35 billion in cash. AT&T attributed $.5 billion of the net after-tax proceeds from the sale to AT&T Wireless Services. AT&T Wireless Services recognized an after-tax gain of $298 million associated with the transaction.

        During the first quarter of 2001, AT&T Wireless Services issued unsecured term notes to Rogers Wireless Communications, Inc. (Rogers Wireless) to pay for spectrum it successfully bid upon in the recently completed Canadian spectrum auctions. In April 2001, Rogers Wireless effected a rights offering of its equity securities in which AT&T Wireless Services' joint venture with British Telecommunications, JVII, participated. The participation increased JVII's ownership interest in Rogers Wireless to 34.36%. AT&T Wireless Services funded the purchase on behalf of JVII by offsetting it against the unsecured, interest bearing notes made by AT&T Wireless Services. This transaction resulted in AT&T Wireless Services obtaining a controlling interest of JVII, as well as increasing its indirect ownership percentage in Rogers Wireless. On July 3, 2001, AT&T Wireless Services acquired British Telecommunications' interest in JVII for approximately $380 million in cash. As a result of this acquisition, AT&T Wireless Services now owns 100% of JVII, and, through JVII, holds a 34.36% ownership interest in Rogers Wireless.

        In the third quarter 2001, AT&T Wireless Services executed an agreement to combine the soon to be merged Birla AT&T Communications Ltd./Tata Cellular, Ltd. entity with BPL Mobile Communications Ltd. and certain portions of BPL Cellular Ltd. AT&T Wireless Services currently owns 49% of Birla AT&T Communications Ltd. and 49% of BPL Cellular Ltd. The agreement is subject to a number of conditions. If all conditions are satisfied and a combination occurs as contemplated in the preliminary agreement, AT&T Wireless Services estimates that its ownership will be approximately 24% in the combined entity.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2001. All business combinations in the scope of this statement are to be accounted for under one method, the purchase method.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangibles with indefinite useful lives, on a prospective basis, will no longer be amortized, however will be tested for impairment at least annually, based on a fair value comparison. Intangibles which have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. AT&T Wireless Services will be required to adopt this statement no later than January 1, 2002. At the date of adoption, AT&T Wireless Services will be required to complete a transitional intangible asset impairment test. Any resulting impairment loss will be recognized as a cumulative effect of a change in accounting principle. AT&T Wireless Services is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

SUBSEQUENT EVENTS

        On July 3, 2001, AT&T Wireless Services acquired British
Telecommunications' interest in JVII for approximately $380 million in cash. As a result of this acquisition, AT&T Wireless Services now owns 100% of JVII, and, through JVII, holds a 34.36% ownership interest in Rogers Wireless.

        In the third quarter 2001, AT&T Wireless Services executed an agreement to combine the soon to be merged Birla AT&T Communications Ltd./Tata Cellular, Ltd. entity with BPL Mobile Communications Ltd. and certain portions of BPL Cellular Ltd. AT&T Wireless Services currently owns 49% of Birla AT&T Communications Ltd. and 49% of BPL Cellular Ltd. The agreement is subject to a number of conditions. If all conditions are satisfied and a combination occurs as contemplated in the agreement, AT&T Wireless Services estimates that its ownership will be approximately 24% in the combined entity.

FORWARD-LOOKING STATEMENTS

        This document and other documents which AT&T Wireless Services incorporates herein by reference contain forward-looking statements with respect to:

        - AT&T Wireless Services' relationship with its former parent, AT&T Corp., following its separation from AT&T in July 2001,

        - AT&T's intention to sell, exchange or monetize the shares of AT&T Wireless Services common stock that it holds,

        -   financial condition,

        -   results of operations,

        -   cash flows,

        -   dividends,

        -   financing plans,

        -   business strategies,

        -   operating efficiencies or synergies,

        -   budgets,

        -   capital and other expenditures,

        -   network build out and upgrade,

        -   competitive positions,

        -   availability of capital,

        -   growth opportunities for existing products,

        -   AT&T Wireless Services' acquisition and growth strategy,

        -   benefits from new technologies,

        -   availability and deployment of new technologies,

        -   plans and objectives of management, and

        -   other matters.

        Statements in this document, or that are incorporated by reference into this document, that are not historical facts are hereby identified as "forward-looking statements." These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build out, interest costs and income, in each case, relating to AT&T Wireless Services, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

        - the risks associated with the implementation of a third-generation network and business strategy, including risks relating to the operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the need to enter into roaming agreements with third parties, uncertainties regarding the adequacy of suppliers on whom AT&T Wireless Services must rely to provide both network and consumer equipment and consumer acceptance of the products and services to be offered;

        - the potential impact of DoCoMo's investment in AT&T Wireless Services, including provisions of the agreements that restrict AT&T Wireless Services' future operations, and provisions that may require the repurchase of DoCoMo's investment if AT&T Wireless Services fails to meet specified conditions;

        - the risks associated with AT&T Wireless Services operating as an independent entity as opposed to as part of an integrated telecommunications provider with AT&T, AT&T Wireless Services' former parent, including the inability to rely on the financial and operational resources of the combined company and having to provide services that were previously provided by a different part of the combined company;

        - the impact of existing and new competitors in the markets in which AT&T Wireless Services competes, including competitors that may offer less expensive products and services, desirable or innovative products, technological substitutes, or have extensive resources or better financing;

        - the introduction or popularity of new products and services, including pre-paid phone products, which could increase churn;

        - the impact of oversupply of capacity resulting from excessive deployment of network capacity in the markets AT&T Wireless Services serves;

        - the ongoing global and domestic trend towards consolidation in the telecommunications industry, which trend may have the effect of making AT&T Wireless Services' competitors larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively;

        - the effects of vigorous competition in the markets in which AT&T Wireless Services operates and for more valuable customers, which may decrease prices charged, increase churn and change the customer mix, profitability and average revenue per user;

        - the ability to enter into agreements to provide, and the cost of entering new markets necessary to provide, nationwide services;

        - the ability to establish a significant market presence in new geographic and service markets;

        - the availability and cost of capital and the consequences of increased leverage;

        - the impact of any unusual items resulting from ongoing evaluations of AT&T Wireless Services' business strategies;

        - the requirements imposed on AT&T Wireless Services or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

        - the risks and costs associated with the need to acquire additional spectrum for current and future services;

        - the risks associated with technological requirements, technology substitution and changes and other technological developments;

        - the results of litigation filed or to be filed against AT&T Wireless Services, or of some types of litigation filed or to be filed against AT&T for which AT&T Wireless Services has agreed to assume the liability under the split-off agreements between AT&T Wireless Services and AT&T;

        - the possibility of one or more of the markets in which AT&T Wireless Services competes being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which AT&T Wireless Services has no control; and

        - those factors discussed in "Risk Factors" in AT&T Wireless Services' registration statement on Form S-4 filed on August 2, 2001.

        The words "estimate," "project," "intend," "expect," "believe," "plan" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this document. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Moreover, in the future, AT&T Wireless Services may make forward-looking statements about the matters described in this document or other matters concerning AT&T Wireless Services.

ITEM 3. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

        Prior to the split-off, AT&T Wireless Services' market risk was managed by AT&T, as AT&T performed cash management and other treasury related functions on AT&T Wireless Services' behalf. Effective with the split-off, AT&T Wireless Services is responsible for managing market risk as a separate company.

        The $6.5 billion of Senior Notes issued in March 2001 were issued with fixed rate coupons ranging from 7.350% to 8.750%. With only fixed rate debt outstanding at this time, our interest cost will not vary with changes in interest rates.

        AT&T Wireless Services has equity price risk from outstanding AT&T Wireless Services stock options, which were converted from AT&T Wireless Group tracking stock options in conjunction with the split-off. Additionally, AT&T Wireless Services has equity price risk associated with the 41.6 million warrants held by DoCoMo to purchase AT&T Wireless Services common stock at $35 per share. Effective with the split-off, these warrants will be marked to market through our operating results.

        AT&T Wireless Services does not use financial instruments for trading or speculative purposes. However, AT&T Wireless Services may have future market risk related to derivative instruments that it may hold in the future.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) On July 9, 2001, AT&T Wireless Services completed its split-off from AT&T pursuant to (i) the redemption by AT&T of AT&T Wireless Group tracking stock in exchange for shares of AT&T Wireless Services common stock in accordance with AT&T's charter and (ii) the issuance by AT&T of shares of AT&T Wireless Services common stock in a distribution to AT&T shareholders. In the split-off, each outstanding share of AT&T Wireless Group tracking stock was redeemed by AT&T in exchange for one share of AT&T Wireless Services common stock. In addition, each holder of AT&T common stock received a distribution of
 .3218 of a share of AT&T Wireless Services common stock for each share of AT&T common stock held. The common stock of AT&T Wireless Services used in connection with the redemption and the distribution was registered with the SEC pursuant to a registration statement on Form S-1 originally filed on April 18, 2001, as amended, and declared effective June 21, 2001 (Reg. No. 333-59174). For more information about the split-off, please refer to the Form S-1, as amended, referenced above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        AT&T Wireless Services' next annual meeting of stockholders is currently anticipated to be scheduled for May 15, 2002. An eligible stockholder who wishes to have its qualifying stockholder proposal considered for inclusion in AT&T Wireless Services' proxy materials for such meeting must send a qualifying stockholder proposal to AT&T Wireless Services' Corporate Secretary at AT&T Wireless Services' executive offices at the address below no later than December 5, 2001. To qualify as an eligible stockholder with regard to making a stockholder proposal, a stockholder must, among other things, have continuously held at least $2,000 in market value or 1%, of AT&T Wireless Services' outstanding stock (which stock may have included the AT&T Wireless Group Tracking Stock for that period prior to AT&T Wireless Services' split-off from AT&T Corp.) for at least one year by the date of submission of the stockholder proposal, and must continue to own that amount of stock through the date of the annual meeting.

        Any stockholder wishing to nominate persons for election to the Board of Directors or to propose other business at the annual meeting pursuant to AT&T Wireless Services' Bylaws, without inclusion of such proposal in AT&T Wireless Services' proxy materials, is required to provide adequate notice of such proposal to AT&T Wireless Services, in the form set out in AT&T Wireless Services' Bylaws. AT&T Wireless Services' Bylaws provide that any nominations for Directors or proposals relating to other business must be deemed a proper matter for stockholder action and properly brought before the annual meeting. Such notice must be received by the Corporate Secretary at AT&T Wireless Services' executive offices at the address below no earlier than the close of business on the 120th calendar day prior to the date of the annual meeting and no earlier than the close of business on the 90th calendar day prior to the date of the annual meeting, currently anticipated to be January 15, 2002 and February 14, 2002, respectively. A copy of the pertinent Bylaw provisions also is available to any stockholder upon written request to the address below.

                               Corporate Secretary
              General Counsel and Corporate Secretary's Department
                          AT&T Wireless Services, Inc.
                        7277 164th Avenue NE, Building 1
                                Redmond, WA 98052
                            Tel. No.: (425) 580-6000
                             Fax No.: (425) 580-8333


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        None.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AT&T WIRELESS SERVICES, INC.



                                By:/s/ JOSEPH MCCABE, JR.
                                   ---------------------------------------------
                                    Joseph McCabe, Jr.
                                    Executive Vice President and Chief Financial
                                      Officer
                                    (Principal Financial and Accounting Officer)


Date:  August 13, 2001