Form 10-Q
period 2001-09-30
AT&T WIRELESS SERVICES INC
filed 2001-11-07
CIK 1138234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________ .

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

                               Yes [ ]     No [X]

As of October 31, 2001, 2,530,360,985 shares of Common Stock were outstanding.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION..........................................................................     3

        Item 1.  Financial Statements...................................................................     3
        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    15
        Item 3.  Quantitative and Qualitative Information About Market Risk.............................    28

PART II - OTHER INFORMATION.............................................................................    29

        Item 1.  Legal Proceedings......................................................................    29
        Item 2.  Changes in Securities and Use of Proceeds..............................................    29
        Item 3.  Defaults Upon Senior Securities........................................................    29
        Item 4.  Submission of Matters to a Vote of Security Holders....................................    29
        Item 5.  Other Information......................................................................    29
        Item 6.  Exhibits and Reports on Form 8-K.......................................................    30

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          AT&T WIRELESS SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                --------------------  --------------------
                                                                   2001      2000        2001       2000
                                                                  ------    -------     -------    ------
REVENUE
Services                                                          $3,245    $ 2,509     $ 9,303    $6,741
Equipment                                                            257        290         791       733
                                                                  ------    -------     -------    ------
Total revenue                                                      3,502      2,799      10,094     7,474

OPERATING EXPENSES
Costs of services (excluding depreciation of $408 and $279 for the three months ended September 30, and $1,159 and $764 for
 the nine months ended  September 30, which is included below)     1,125        831       3,035     2,253
Costs of equipment sales                                             503        550       1,471     1,386
Selling, general and administrative                                1,156        946       3,388     2,459
Depreciation and amortization                                        703        445       1,915     1,216
                                                                  ------    -------     -------    ------
Total operating expenses                                           3,487      2,772       9,809     7,314
                                                                  ------    -------     -------    ------

OPERATING INCOME                                                      15         27         285       160
Other income                                                         114         72         327       313
Interest expense                                                     105          4         287        73
                                                                  ------    -------     -------    ------
INCOME BEFORE INCOME TAXES AND NET EQUITY
 EARNINGS FROM INVESTMENTS                                            24         95         325       400
Provision for income taxes                                             3         76         159       176
Net equity earnings from investments                                  56          2         174        23
                                                                  ------    -------     -------    ------

NET INCOME                                                            77         21         340       247
Dividend requirements on preferred stock held by AT&T, net            --         42          76        88
                                                                  ------    -------     -------    ------
NET INCOME (LOSS) AVAILABLE TO COMMON
 SHAREOWNERS                                                      $   77    $   (21)    $   264    $  159
                                                                  ======    =======     =======    ======

NET INCOME (LOSS) PER SHARE:
     Basic                                                        $ 0.03    $ (0.01)    $  0.10    $ 0.06
     Diluted                                                      $ 0.03    $ (0.01)    $  0.10    $ 0.06

WEIGHTED AVERAGE SHARES USED TO COMPUTE
 NET INCOME (LOSS) PER SHARE:
     Basic                                                         2,530      2,530       2,530     2,530
     Diluted                                                       2,532      2,530       2,532     2,532

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                          AT&T WIRELESS SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                             AT             AT
                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                           2001           2000
                                                                                       -------------   ------------
ASSETS
Cash and cash equivalents                                                                $  4,875       $     62
Accounts receivable, less allowances of $195 and $193                                       2,125          1,892
Inventories                                                                                   134            335
Income tax receivable                                                                          83            118
Deferred income taxes                                                                         172             93
Prepaid expenses and other current assets                                                     192             82
                                                                                         --------       --------
TOTAL CURRENT ASSETS                                                                        7,581          2,582

Property, plant and equipment, net of accumulated depreciation of $4,968 and $4,743        11,796          9,892
Licensing costs, net of accumulated amortization of $2,041 and $1,761                      13,382         13,627
Investments in and advances to unconsolidated subsidiaries                                  4,125          3,385
Goodwill, net of accumulated amortization of $342 and $241                                  4,798          4,696
Other assets, net of accumulated amortization of $424 and $264                              1,149          1,120
                                                                                         --------       --------

TOTAL ASSETS                                                                             $ 42,831       $ 35,302
                                                                                         ========       ========
LIABILITIES
Accounts payable                                                                         $    791       $  1,080
Payroll and benefit-related liabilities                                                       354            432
Due on demand notes payable                                                                    89            109
Short-term debt due to AT&T                                                                    --            638
Other current liabilities                                                                   1,706          1,395
                                                                                         --------       --------
TOTAL CURRENT LIABILITIES                                                                   2,940          3,654

Long-term debt due to AT&T                                                                     --          1,800
Long-term debt due to others                                                                6,488             --
Deferred income taxes                                                                       4,843          4,659
Other long-term liabilities                                                                   426            271
                                                                                         --------       --------
TOTAL LIABILITIES                                                                          14,697         10,384

COMMITMENTS AND CONTINGENCIES (NOTES (g) & (h))
MINORITY INTEREST                                                                              45             41
PREFERRED STOCK HELD BY AT&T                                                                   --          3,000
MANDATORILY REDEEMABLE COMMON STOCK                                                         7,664             --

SHAREOWNERS' EQUITY
Common stock, $0.01 par value, 10,000 shares authorized, 2,124 shares
  issued and outstanding at September 30, 2001                                                 21             --
Additional paid-in capital                                                                 20,417             --
Retained earnings                                                                              77             --
Shareowners' net investment                                                                    --         21,885
Accumulated other comprehensive loss                                                          (90)            (8)
                                                                                         --------       --------
TOTAL SHAREOWNERS' EQUITY                                                                  20,425         21,877
                                                                                         --------       --------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                                $ 42,831       $ 35,302
                                                                                         ========       ========

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

                          AT&T WIRELESS SERVICES, INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF CHANGES
                             IN SHAREOWNERS' EQUITY
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                                       ACCUMULATED      TOTAL
                                                 ADDITIONAL             SHAREOWNERS'      OTHER         SHARE-
                                       COMMON     PAID-IN     RETAINED       NET      COMPREHENSIVE    OWNERS'
                                       STOCK      CAPITAL     EARNINGS   INVESTMENT   (LOSS) INCOME    EQUITY
                                       -----      --------      -----      --------       ------      --------
Balance at December 31, 2000           $  --      $     --      $  --      $ 21,885           (8)     $ 21,877
Net income available to
  common shareowners                                               77           187                        264
Proceeds attributed from
  DoCoMo investment, net of costs                                             6,139                      6,139
Proceeds from AT&T Wireless Group
  tracking stock issued for
  employee plans                                                                 54                         54
Proceeds from AT&T Wireless
  Services common stock
  issued for employee plans                              4                                                   4
Recapitalization effective
  with AT&T Wireless
  Services split-off                      21        20,413                  (20,457)                       (23)
Reclassification of
  mandatorily redeemable
  common stock and warrants
  held by DoCoMo                                                             (7,824)                    (7,824)
Transfers from AT&T, net                                                         16                         16
Other comprehensive loss                                                                     (82)          (82)
                                       -----      --------      -----      --------       ------      --------
Balance at September 30, 2001          $  21      $ 20,417      $  77      $     --       $  (90)     $ 20,425
                                       =====      ========      =====      ========       ======      ========


Balance at December 31, 1999           $  --      $     --      $  --      $ 12,971       $   26      $ 12,997
Net income available to
common shareowners                                                              159                        159
Proceeds attributed from
  AT&T Wireless Group
  tracking stock offering                                                     7,000                      7,000
Proceeds from AT&T Wireless
  Group tracking stock issued
  for employee plans                                                             16                         16
Transfers from AT&T, net                                                      1,345                      1,345
Other comprehensive loss                                                                     (15)          (15)
                                       -----      --------      -----      --------       ------      --------
Balance at September 30, 2000          $  --      $     --      $  --      $ 21,491       $   11      $ 21,502
                                       =====      ========      =====      ========       ======      ========


                                                                        FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                        -------------------
                                                                         2001        2000
                                                                        -----       -----
SUMMARY OF TOTAL COMPREHENSIVE INCOME
Net income available to common shareowners                              $ 264       $ 159
Dividend requirements on preferred stock held by AT&T, net                 76          88
                                                                        -----       -----
Net income                                                                340         247
Net revaluation of investments (net of taxes of ($4) and ($10))            (7)        (15)
Net revaluation of financial instruments (net of taxes of ($42))          (72)         --
Net foreign currency translation adjustment (net of taxes of ($2))         (3)         --
                                                                        -----       -----
TOTAL COMPREHENSIVE INCOME                                              $ 258       $ 232
                                                                        =====       =====

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                          AT&T WIRELESS SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                                             FOR THE NINE MONTHS
                                                                                             ENDED SEPTEMBER 30,
                                                                                            ---------------------
                                                                                              2001          2000
                                                                                            -------       -------
OPERATING ACTIVITIES
Net income                                                                                  $   340       $   247
Adjustments to reconcile net income to net cash provided by operating activities:
   Net gains on sale/exchange of businesses and investments                                      --          (167)
   Net revaluation of securities                                                                (56)           --
   Depreciation and amortization                                                              1,915         1,216
   Deferred income taxes                                                                        231         1,114
   Net equity earnings from investments                                                        (248)         (993)
   Minority interests in consolidated subsidiaries                                              (26)          (18)
   Provision for uncollectible receivables                                                      407           200
   Increase in accounts receivable                                                             (645)         (634)
   Decrease (increase) in inventories                                                           192          (186)
   Increase (decrease) in accounts payable                                                        1          (140)
   Net change in other operating assets and liabilities                                         144           222
                                                                                            -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     2,255           861

INVESTING ACTIVITIES
   Net increase in note receivable from AT&T                                                     --        (2,794)
   Capital expenditures and other additions                                                  (3,850)       (3,010)
   Net acquisitions of licenses                                                                 (21)         (218)
   Equity investment distributions and sales                                                    658           319
   Equity investment contributions, advances, purchases and other investing activities       (1,253)         (122)
   Net acquisitions of businesses, including cash acquired                                       --        (3,168)
                                                                                            -------       -------
NET CASH USED IN INVESTING ACTIVITIES                                                        (4,466)       (8,993)

FINANCING ACTIVITIES
   Net (decrease) increase in debt due to AT&T                                               (2,438)          400
   Proceeds from issuance of long-term debt to others, net of issuance costs                  6,345            --
   Redemption of preferred shares held by AT&T                                               (3,000)           --
   Proceeds attributed from DoCoMo investment, net of costs                                   6,139            --
   Proceeds attributed from AT&T Wireless Group tracking stock offering                          --         7,000
   Proceeds from AT&T Wireless Group tracking stock and AT&T Wireless Services
     common stock issued for employee plans, and other financing activities                      54            14
   Dividend requirements on preferred stock, net                                                (76)          (88)
   Transfers from AT&T, net                                                                      --           806
                                                                                            -------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     7,024         8,132
                                                                                            -------       -------

Net increase in cash and cash equivalents                                                     4,813            --
Cash and cash equivalents at beginning of period                                                 62             5
                                                                                            -------       -------
Cash and cash equivalents at end of period                                                  $ 4,875       $     5
                                                                                            =======       =======

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

                          AT&T WIRELESS SERVICES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS UNLESS OTHERWISE NOTED)
                                   (UNAUDITED)

(a) BACKGROUND AND BASIS OF PRESENTATION

    BACKGROUND

    On October 25, 2000, AT&T Corp. announced a restructuring plan, stating its intention to create a separate company for its wireless services businesses, named AT&T Wireless Services, Inc., termed the split-off. AT&T Wireless Services includes substantially the same assets and liabilities that were represented by AT&T Wireless Group tracking stock, which AT&T created on April 27, 2000. In conjunction with the offering of AT&T Wireless Group tracking stock in April 2000, 15.6%, or 360 million shares, of AT&T Wireless Group tracking stock were sold at an offering price of $29.50 per share. AT&T Wireless Group tracking stock was a class of AT&T common stock which was intended to provide holders with financial returns based on the financial performance and economic value of AT&T's wireless services businesses.

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

    On July 9, 2001, AT&T converted all shares of AT&T Wireless Group tracking stock into shares of AT&T Wireless Services common stock on a one-for-one basis. In addition, AT&T completed a distribution of approximately 1.136 billion shares of AT&T Wireless Services common stock to AT&T shareholders in the form of a stock dividend. These transactions effected the split-off of AT&T Wireless Services from AT&T, and resulted in AT&T Wireless Services becoming an independent, publicly traded company.

    AT&T Wireless Services was incorporated on July 7, 1987. Prior to the split-off, AT&T Wireless Services was a 100% owned direct subsidiary of AT&T Corp. AT&T Wireless Services had authorized 500 shares of $.01 par value common stock, of which 100 shares were outstanding and held by AT&T Corp. prior to the split-off. These shares have not been assumed to be outstanding for purposes of the historical financial statements presented, due to the recapitalization which was effected with the split-off. Effective with the split-off, AT&T Wireless Services had 2,530 million common shares issued and outstanding.

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

    The consolidated condensed financial statements reflect the assets, liabilities, revenue and expenses directly attributable to AT&T Wireless Services. The assets and liabilities included represent the assets and liabilities which have been transferred to AT&T Wireless Services in accordance with the separation and distribution agreement between AT&T and AT&T Wireless Services. Prior to the split-off on July 9, 2001, substantially all of the assets and liabilities represented by AT&T Wireless Group were transferred to AT&T Wireless Services. AT&T Wireless Services has treated these transfers in a manner similar to a pooling of interests and has assumed these transfers were completed in historical periods by the legal entity AT&T Wireless Services. The consolidated condensed financial statements for periods prior to the split-off include allocations deemed reasonable by management to present the results of operations, financial position and cash flows of AT&T Wireless Services as a separate entity and are not necessarily indicative of those that would have been incurred on a stand-alone basis for those periods presented. Additionally, the consolidated results for the interim periods presented are not indicative of results for the full year. These consolidated condensed financial statements should be read in conjunction with AT&T Wireless Services' consolidated financial statements for the three years ended December 31, 2000, included in the prospectus, filed by AT&T Wireless Services on July 9, 2001 pursuant to Rule 424(b)(1).

(b) SIGNIFICANT ACCOUNTING POLICIES

    PROPERTY, PLANT AND EQUIPMENT

    Effective January 1, 2001, AT&T Wireless Services implemented the results of a review of the estimated service lives of certain wireless communications equipment, primarily electronics. Lives were shortened to fully depreciate all such equipment within seven years. Similar equipment acquired after January 1, 2001, have useful lives no longer than seven years. The impact of this change for the three months ended September 30, 2001, was an increase in depreciation expense of approximately $16, a reduction in net income of approximately $10 and no impact on net income per share (EPS). The impact of this change for the nine months ended September 30, 2001, was an increase in depreciation expense of approximately $94, a reduction in net income of approximately $58 and a reduction to EPS of approximately $0.02.

    LICENSING COSTS AND GOODWILL

    As a result of AT&T Wireless Services' evaluation of recent changes in the wireless telecommunications industry and the views of regulatory authorities, AT&T Wireless Services, effective January 1, 2001, began using an amortization period for all licensing costs and goodwill associated with newly acquired wireless operations not to exceeding 25 years. This change did not have a material impact to AT&T Wireless Services' results of operations for the three or nine months ended September 30, 2001. See Note
    (j) for further details associated with changes in accounting and reporting for goodwill and other intangible assets.

    FINANCIAL INSTRUMENTS

    In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provided clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. AT&T Wireless Services adopted SFAS No. 133 in January 2001. For the three and nine months ended September 30, 2001, other income includes $56 related to the fair value adjustment of the warrants held by DoCoMo (see Note (c)). These warrants are deemed to be derivative instruments due to their ability to be settled in cash at DoCoMo's option.

    RECLASSIFICATIONS

    Certain reclassifications have been made to prior year amounts to conform with current year presentations.

(c) DOCOMO INVESTMENT

    In January 2001, NTT DoCoMo, Inc., a leading Japanese wireless communications company, invested $9.8 billion in a security of AT&T that, like AT&T Wireless Group tracking stock, was intended to reflect a portion of the financial performance and economic value of AT&T Wireless Group. AT&T Wireless Services was allocated $6.2 billion of the gross proceeds from AT&T. Additionally, AT&T Wireless Services was allocated $20 of costs associated with the transaction. AT&T retained the remaining $3.6 billion of the DoCoMo investment proceeds as consideration for the reduction in AT&T's retained portion of AT&T Wireless Services' value. In conjunction with the split-off, DoCoMo's investment was converted into 406 million shares, or approximately 16%, of AT&T Wireless Services' common stock. These shares were recorded at their fair value as of the date of the split-off due to redemption rights held by DoCoMo and are reflected as "Mandatorily redeemable common stock" on the accompanying consolidated condensed balance sheet as of September 30, 2001. As part of its January 2001 investment, DoCoMo also received warrants with an exercise price of $35 per AT&T Wireless Group tracking share equivalent, which, in conjunction with the split-off, were converted into warrants to purchase AT&T Wireless Services common stock at $35 per share. The fair value of these warrants are reflected within other long-term liabilities on the accompanying consolidated condensed balance sheet as of September 30, 2001. These warrants are considered derivative financial instruments and are adjusted to their fair value through AT&T Wireless Services' results of operations. DoCoMo may require the repurchase of its investment at DoCoMo's original purchase price, plus interest, if AT&T Wireless Services fails to meet specified technological milestones, under certain circumstances.


(d) EARNINGS PER SHARE

    Basic EPS for AT&T Wireless Services, has been computed by dividing net income (loss) available to common shareowners by the weighted average common shares outstanding for each period.

    Diluted EPS for AT&T Wireless Services, has been computed by dividing net income (loss) available to common shareowners, by the weighted average common shares outstanding for each period, plus the effect of dilutive stock options, with the exception of the three months ended September 30, 2000 as the effect of the stock options was considered to be anti-dilutive. The effect of dilutive stock options was determined under the treasury stock method. As of September 30, 2001, there were 171 million of AT&T Wireless Services common stock options outstanding as well as the DoCoMo warrants issued in January 2001 (see Note (c)) that were anti-dilutive, and therefore were not included in the determination of diluted EPS.

(e) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

    On February 8, 2001, AT&T Wireless Services completed its purchase of $200 in Series AA preferred stock from Dobson Communications Corporation (Dobson), which has a liquidation preference of $1,000 per share and is exchangeable into Series A convertible preferred stock. If the Series AA preferred stock is exchanged into Series A convertible preferred stock, AT&T Wireless Services will increase its ownership interest in Dobson, on an as converted to common stock basis, from its current ownership of 4.6% to approximately 11.6%.

    On April 27, 2001, AT&T completed the sale of its interest in Japan Telecom for approximately $1.35 billion in cash. AT&T attributed $0.5 billion of the net after-tax proceeds from the sale to AT&T Wireless Services. AT&T Wireless Services recognized an after-tax gain of $298 associated with the transaction, which was recorded in net equity earnings from investments in the second quarter of 2001.

    During the first quarter of 2001, AT&T Wireless Services issued unsecured term notes to Rogers Wireless Communications, Inc. (Rogers Wireless) to pay for spectrum it successfully bid upon in the recently completed Canadian spectrum auctions. In April 2001, Rogers Wireless effected a rights offering of its equity securities in which AT&T Wireless Services' joint venture with British Telecommunications, JVII, participated. The participation increased JVII's ownership interest in Rogers Wireless to 34.4%. AT&T Wireless Services funded the purchase on behalf of JVII by offsetting it against the unsecured, interest bearing note made by AT&T Wireless Services. This transaction resulted in AT&T Wireless Services obtaining a controlling interest of JVII, as well as increasing the indirect ownership percentage in Rogers Wireless. As a result of the consolidation of JVII, which holds the equity interest in Rogers Wireless, AT&T Wireless Services' investments in and advances to unconsolidated subsidiaries, as well as minority interest liability, increased approximately $407 in April 2001. On July 3, 2001, AT&T Wireless Services acquired British Telecommunications' interest in JVII for approximately $380 in cash. As a result of this acquisition, AT&T Wireless Services now owns 100% of JVII, and, through JVII, holds a 34.4% ownership interest in Rogers Wireless.

    In the third quarter of 2001, AT&T Wireless Services executed an agreement to combine the soon to be merged Birla AT&T Communications Ltd./Tata Cellular, Ltd. entity with BPL Mobile Communications Ltd. and certain portions of BPL Cellular Ltd. AT&T Wireless Services currently owns 49% of Birla AT&T Communications Ltd. and 49% of BPL Cellular Ltd. The agreement to combine is subject to a number of conditions. If all conditions are satisfied and a combination occurs as contemplated in the agreement, AT&T Wireless Services estimates that its ownership will be approximately 24% in the final combined entity. A lawsuit was filed in the High Court of Judicature at Bombay, India by CDC Financial Services (Mauritius), a financial partner of BPL Communications, AWS's partner in BPL Cellular. The lawsuit seeks to enjoin the planned merger between Birla-Tata-AT&T Ltd. and BPL Cellular. CDC asserts claims that it is entitled to certain voting rights by operation of Indian law. AT&T Wireless Services is one of 17 named defendants in the lawsuit.

(f) LONG-TERM DEBT

    On March 6, 2001, AT&T Wireless Services completed a private placement of $6.5 billion in unsecured and unsubordinated Senior Notes with maturity dates ranging from March 1, 2006 to March 1, 2031. The notes pay interest at fixed rates ranging from 7.350% to 8.750% per annum, payable semi-annually and include customary covenants. In accordance with registration rights attached to the notes, on October 3, 2001, AT&T Wireless Services completed an exchange offer exchanging, at the election of the note holder, nearly 100% of private placement Senior notes for new Senior notes pursuant to a registration statement filed under the Securities Act of 1933. AT&T Wireless Services had interest expense of $138 and $313 for the three and nine months ended September 30, 2001, respectively, associated with these notes, of which $35 and $63 was capitalized for the three and nine months ended September 30, 2001, respectively.

    On March 23, 2001, AT&T Wireless Services, entered into Competitive Advance and Revolving Credit Facilities (the Facilities) in the aggregate amount of $2.5 billion consisting of an up to $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and an up to $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility. The Facilities are subject to a facility fee ranging from 8 to 30 basis points, payable quarterly on the total commitment, used or unused. The facility fees are based on the respective agreement and will fluctuate based on AT&T Wireless Services' Senior Notes rating. The Facilities are also subject to a utilization fee of 12.5 basis points if borrowings exceed certain levels as defined in the agreement. The Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 32.5 to 100 basis points depending on AT&T Wireless Services' Senior Notes rating, or (ii) the greater of the prime rate or the Federal funds effective rate plus 50 basis points. The Facilities are to be used for general corporate purposes and are subject to customary covenants, representations, warranties and events of default. The Facilities contain financial covenants requiring AT&T Wireless Services to maintain certain financial ratios. In addition, the existence of an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may under certain circumstances constitute an event of default. No amounts had been borrowed under the Facilities at September 30, 2001.

    During June 2001, AT&T Wireless Services finalized agreements to issue up to $2.5 billion of private placement commercial paper notes. The notes will be unsecured, ranking pari passu with AT&T Wireless Services' other unsubordinated and unsecured indebtedness. Maturity of the notes will be up to 365 days from date of issue. As of September 30, 2001, AT&T Wireless Services did not have any notes outstanding under this program.

(g) COMMITMENTS

    AT&T Wireless Services has commitments to fund spectrum acquisitions and operational funding requirements of an equity method investment which totaled approximately $254 as of September 30, 2001.

    During January 2001, AT&T closed its previously announced agreement with DoCoMo. Pursuant to this agreement, DoCoMo may require the repurchase of its investment at DoCoMo's original purchase price, plus interest, if AT&T Wireless Services fails to meet specified technological milestones, under certain circumstances. See Note (c) for further discussion related to the DoCoMo investment.

    AT&T Wireless Services has various purchase commitments for network equipment as well as handsets, related to the development of its next-generation strategy. Those commitments totaled $1.9 billion as of September 30, 2001, and expire between 2001 and 2004.

    During November 2000, AT&T Wireless Services joined with others in the formation of a venture, Alaska Native Wireless (ANW), which participated in the Federal Communication Commission's recent auction of license spectrum in the 1900 megahertz band, which is used to provide wireless services. In January 2001, the auction was completed, and ANW was the high bidder on approximately $2.9 billion in licenses. AT&T Wireless Services has committed to fund $2.6 billion to ANW to fund ANW's purchase of licenses. As of September 30, 2001, AT&T Wireless Services funded approximately $309 of the commitment through a combination of a non-controlling equity interest and debt securities of ANW. The remaining approximately $2.3 billion of additional funding will be made when such licenses are granted, and will take the form of convertible and non-convertible notes of ANW. At the fifth anniversary of the first date on which licenses won in the auction are granted to ANW, and in addition to other means by which they may transfer their interests, the other owners of ANW have the right to require AT&T Wireless Services to purchase their equity interests. If this right were exercised five years after license grant, assuming the licenses are granted in 2001, the purchase price would be approximately $1.1 billion and would be payable, at AT&T Wireless Services' option, in cash or marketable securities. The amount will increase if the licenses are granted after 2001. The right to require AT&T Wireless Services to purchase these interests may be exercised before the five-year anniversary of the license grant if the conditions of certain FCC regulations restricting the free transferability of certain licenses offered in this auction are met earlier. If the right were exercised earlier, the purchase price would be calculated in generally the same way as if exercised at five years, except that a discount would be applied. In certain circumstances, if a winning bid of ANW is rejected or if any license granted to ANW is revoked, AT&T Wireless Services would be obligated to compensate other owners for making capital available to the venture. In June 2001, a federal appeals court ruled that the FCC had acted improperly in repossessing the spectrum sold in the auction. If ANW is not awarded the licenses due to this decision, AT&T Wireless Services may be obligated to purchase the interests of other owners. Depending on when such revocation or challenge takes place, the amount may be material but would be less than the $1.1 billion purchase price described above.

    AT&T Wireless Services also has various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are not significant individually, nor in the aggregate.

(h) CONTINGENCIES

    Several lawsuits have been filed asserting claims that AT&T Wireless Services collected charges for local government taxes from customers that were not properly subject to those charges. Agreements have been reached to settle others of these cases, although the agreements have not yet received court approval. AT&T Wireless Services has entered into a settlement of one of these cases, although the settlement has been challenged on appeal. AT&T Wireless Services has asserted in those cases that any recovery should come from the municipalities to which the taxes were paid.

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

    Several class actions have been filed against AT&T and several wireless phone manufacturers and carriers, asserting products liability, breach of warranty and other claims relating to radio frequency transmissions to and from wireless phones. The complaints seek damages for the costs of headsets for wireless phone users as well as injunctive relief. In connection with the split-off, AT&T Wireless Services was allocated all of the liability, if any, arising from these lawsuits.

    AT&T Wireless Services is involved in an international arbitration proceeding concerning interests in a Malaysian telecommunications joint venture, Maxis Communications Bhd, a former MediaOne business acquired by AT&T and sold to AT&T Wireless Services in the fourth quarter of 2000. In this arbitration proceeding, a group of Malaysian shareholders claim that MediaOne breached fiduciary duties and contractual obligations owed to the joint venture. The arbitration claim asserts damages of $400. In connection with the split-off, AT&T Wireless Services will assume a portion of the liabilities, if any, relating to this action, subject to certain adjustments. In March 2001, AT&T Wireless Services entered into an agreement with other shareholders of Maxis Communications Bhd who are the claimants in this arbitration, for the sale of AT&T Wireless Services' entire interest in that entity and the resolution of the claims asserted in the arbitration proceeding. The parties agreed to suspend the arbitration proceeding pending closing of this transaction, and expect to terminate the arbitration proceeding when the sale has been completed. Certain governmental approvals still need to be obtained for closing of this transaction, and the target date for the closing has passed, although the parties continue to work to complete the transaction.

    Stockholders of a former competitor of AT&T Wireless Services air-to-ground business are plaintiffs in a lawsuit filed in 1993, alleging that AT&T Wireless Services breached a confidentiality agreement, used trade secrets to unfairly compete, and tortiously interfered with the business and potential business of the competitor. Plaintiffs sought damages in an unspecified amount in excess of $3.5 billion. AT&T Wireless Services obtained partial summary judgment and then prevailed on the remainder of the claims at a trial on the validity of a release of plaintiffs' claims. Final judgment was entered against plaintiffs on their claims, and plaintiffs appealed. On appeal, the Appellate Court of Illinois, Second District, reversed and remanded the case for trial indicating that certain issues decided by the judge needed to be resolved by a jury.

    Several lawsuits have been filed against AT&T, certain executives of AT&T and AT&T Wireless Services and a group of investment banking firms, seeking class certification and asserting claims under federal securities laws. The complaints assert claims that AT&T made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with the MediaOne acquisition. The complaints do not specify amounts of damages claimed, although the plaintiffs are seeking to recover for declines in stock prices of AT&T securities, including the AT&T Wireless Group tracking stock. In connection with the split-off, AT&T Wireless Services will be allocated a portion of the liabilities, if any, arising out of these actions to the extent relating to AT&T Wireless Group tracking stock.

    A lawsuit has been filed challenging AT&T Wireless Services' involvement with Alaska Native Wireless L.L.C. in connection with the auction of PCS spectrum licenses in FCC Auction No. 35. The complaint alleges claims of unfair business practices and interference with economic advantage, and alleges that Alaska Native Wireless is controlled by AT&T Wireless Services and therefore did not properly qualify as a designated entity under FCC requirements for bidding in the auction. The complaint does not seek to invalidate any licenses granted to Alaska Native Wireless in the auction, but seeks remedies of disgorgement and restitution of at least $380 and punitive damages of $677.

    Several class action lawsuits have been filed by shareholders of TeleCorp PCS, Inc. (TeleCorp), challenging AT&T Wireless Services' announced acquisition of TeleCorp (See Note (k)). The lawsuits allege that the consideration to be paid to TeleCorp shareholders is inadequate and alleges conflicts of interest and breach of fiduciary duties by the directors of TeleCorp. Damages have not been specified, although the complaints seek injunctive relief to prevent the acquisition from proceeding or rescission of the transaction if consummated.

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

(i) SEGMENT REPORTING

    AT&T Wireless Services' results are segmented according to the way AT&T Wireless Services manages its business: Mobility, Fixed Wireless and Corporate and other. The Mobility segment is comprised of AT&T Wireless Services' domestic wireless voice and data services and products in the 850 megahertz (cellular) and 1900 megahertz (PCS) markets, the aviation division, and the earnings and losses associated with equity investments in domestic wireless communications ventures and partnerships. The Fixed Wireless segment includes the results associated with AT&T Wireless Services' offering of wireless local telephone and internet services to residential customers. As described in Note (k), AT&T Wireless Services' decision to exit the Fixed Wireless business may result in adjustments to the operating segments in the future. The Corporate and other segment includes primarily the results of AT&T Wireless Services' international equity investments.

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

    Segment information is as follows:

                                                               FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                -------------------     --------------------
                                                                  2001        2000        2001         2000
                                                                -------     -------     --------     -------
    REVENUE
    Mobility - Services                                         $ 3,239     $ 2,508     $  9,291     $ 6,740
    Mobility - Equipment                                            257         290          791         733
                                                                -------     -------     --------     -------
    Total Mobility                                                3,496       2,798       10,082       7,473
    Fixed Wireless                                                    6           1           12           1
    Corporate and Other                                              --          --           --          --
                                                                -------     -------     --------     -------
    Total Revenue                                               $ 3,502     $ 2,799     $ 10,094     $ 7,474
                                                                =======     =======     ========     =======

    Reconciliation of operating income plus depreciation and
      amortization (EBITDA) to income before income taxes
      and net equity earnings from investments:
    Mobility                                                    $   803     $   522     $  2,449     $ 1,503

    Fixed Wireless                                                  (83)        (49)        (241)       (123)
    Corporate and Other                                              (2)         (1)          (8)         (4)
                                                                -------     -------     --------     -------
    Total EBITDA                                                    718         472        2,200       1,376
    Depreciation and amortization                                   703         445        1,915       1,216
    Other income                                                    114          72          327         313
    Interest expense                                                105           4          287          73
                                                                -------     -------     --------     -------
    Total income before income taxes and net equity
      earnings from investments                                 $    24     $    95     $    325     $   400
                                                                =======     =======     ========     =======

                                                              AT            AT
                                                        SEPTEMBER 30,  DECEMBER 31,
                                                             2001          2000
                                                        -------------  ------------
    Total Assets:
    Mobility                                               $39,471      $32,428
    Fixed Wireless                                           1,134          937
    Corporate and Other                                      2,226        1,937
                                                           -------      -------
    Total Assets                                           $42,831      $35,302
                                                           =======      =======

    Reflecting the dynamics of AT&T Wireless Services' business, AT&T Wireless Services continually reviews its management model and structure, which may result in adjustments to the operating segments in the future.

(j) RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS No. 141, Business Combinations. This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2001. All business combinations in the scope of this statement are to be accounted for under one method, the purchase method.

    In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangibles with indefinite useful lives, on a prospective basis, will no longer be amortized, however will be tested for impairment at least annually, based on a fair value comparison. Intangibles which have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. AT&T Wireless Services will be required to adopt this statement no later than January 1, 2002. At the date of adoption, AT&T Wireless Services will be required to complete a transitional intangible asset impairment test. Any resulting impairment loss will be recognized as a cumulative effect of a change in accounting principle. In connection with the adoption of this standard, AT&T Wireless Services' unamortized goodwill balance will no longer be amortized, but will continue to be tested for impairment. Therefore, we expect that this standard will have a significant impact on our results. We are assessing which assets should be categorized as having indefinite useful lives and the total impact of such standard on our results of operations, financial position and cash flows.

    In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. AT&T Wireless Services will be required to adopt this statement no later than January 1, 2003. AT&T Wireless Services is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. AT&T Wireless Services will be required to adopt this statement no later than January 1, 2002. AT&T Wireless Services is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

(k) SUBSEQUENT EVENTS

    On October 8, 2001, AT&T Wireless Services announced that it had entered into an agreement to acquire TeleCorp in an all-stock transaction then valued at approximately $4.7 billion. AT&T Wireless Services agreed to acquire the remaining 77% of TeleCorp that it does not currently own for AT&T Wireless Services common stock then valued at approximately $2.4 billion and the assumption of $2.1 billion in net debt and approximately $221 million in preferred securities. The boards of directors of both AT&T Wireless Services and TeleCorp have approved the transaction and TeleCorp shareowners representing a majority of the voting power have committed to vote in favor of the acquisition. It is anticipated that the transaction will close during the first half of 2002, following formal approval from TeleCorp shareowners and approvals from the Federal Communications Commission and Department of Justice.

    In October 2001, AT&T Wireless Services made the decision to exit the Fixed Wireless business. Although exit plans are not yet finalized, this decision will result in pre-tax charges during the fourth quarter of approximately $1.3 billion, reflecting a write-down of the assets and the impact of phased exit charges.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

AT&T Wireless Services is one of the largest wireless communications service providers in the United States. AT&T Wireless Services seeks to expand its customer base and revenue stream by providing high-quality, innovative wireless services. As of September 30, 2001, AT&T Wireless Services had 17.1 million consolidated subscribers. For the nine months ended September 30, 2001, AT&T Wireless Services had:

- $10.1 billion of consolidated revenues, and
- $340 million of consolidated net income.

AT&T Wireless Services operates one of the largest U.S. digital wireless networks. As of September 30, 2001, AT&T Wireless Services and its affiliates and partners held 850 megahertz and 1900 megahertz licenses sufficient to provide wireless services covering 98% of the U.S. population. As of that date, AT&T Wireless Services and its affiliates and partners covered approximately 83% of the U.S. population with at least 30 megahertz of wireless spectrum. As of the same date, AT&T Wireless Services' networks and those of its affiliates and partners operated in markets including over 77% of the U.S. population and in all 50 of the largest U.S. metropolitan areas. AT&T Wireless Services supplements its operations with roaming agreements that allow its subscribers to use other providers' wireless services in regions where AT&T Wireless Services does not have operations. With these roaming agreements, AT&T Wireless Services is able to offer customers wireless services covering over 95% of the U.S. population. AT&T Wireless Services plans to continue to increase its coverage and the quality of its services by expanding its coverage area and the capacity of its network.

AT&T Wireless Services currently provides its wireless voice and data services using time division multiple access, analog and cellular digital packet data technologies. AT&T Wireless Services has focused on building its digital network and on moving its customer base from analog to digital service. AT&T Wireless Services has already upgraded its analog systems to digital in 99% of its markets. AT&T Wireless Services believes that the move to digital services improves capital efficiency, lowers network operating costs and allows AT&T Wireless Services to offer higher quality services. As of September 30, 2001, over 94% of AT&T Wireless Services' consolidated subscribers use digital services and account for over 95% of its traffic.

To accelerate the availability of enhanced data services offerings, AT&T Wireless Services announced plans to adopt a technology known as the global system for mobile communications, or GSM, for interim improvement in wireless data capabilities. AT&T Wireless Services expects to install network capability using GSM technology with its current second-generation voice network. To date, AT&T Wireless Services has launched GSM technology in four markets including Seattle, Portland, Phoenix and Las Vegas. Following the adoption of GSM, AT&T Wireless Services plans to move to third-generation technology to permit AT&T Wireless Services to offer voice and new data services. AT&T Wireless Services' chosen third-generation technology standard, known as universal mobile telecommunications system, or UMTS, is the same global standard that has been selected by operators throughout Europe, Japan and other parts of the world. Third-generation standards should provide the speed and capacity necessary to support innovative mobile multimedia applications, including broader and more efficient access to email systems, high-speed web browsing, e-commerce applications, on-line games and music downloads.

FIXED WIRELESS EXIT

In October 2001, AT&T Wireless Services made the decision to exit the Fixed Wireless business. Although exit plans are not yet finalized, this decision will result in pre-tax charges during the fourth quarter of approximately $1.3 billion, reflecting a write-down of the assets and the impact of phased exit charges. The phased exit strategy will be implemented over the next several months to ensure that customer service remains at the highest levels for the approximately 47,000 customers currently using this service.

TELECORP TRANSACTION

On October 8, 2001, AT&T Wireless Services announced that it had entered into an agreement to acquire TeleCorp in an all-stock transaction then valued at approximately $4.7 billion. AT&T Wireless Services agreed to acquire the remaining 77% of TeleCorp that it does not currently own for AT&T Wireless Services common stock then valued at approximately $2.4 billion and the assumption of $2.1 billion in net debt and approximately $221 million in preferred securities. The boards of directors of both AT&T Wireless Services and TeleCorp have approved the transaction and TeleCorp shareowners representing a majority of the voting power have committed to vote in favor of the acquisition. It is anticipated that the transaction will close during the first half of 2002, following formal approval from TeleCorp shareowners and approvals from the Federal Communications Commission and Department of Justice. This transaction will result in AT&T Wireless Services adding markets covering a population of approximately 32 million in 14 states.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of AT&T Wireless Services' consolidated results of operations for the three and nine months ended September 30, 2001, and financial condition as of September 30, 2001 and December 31, 2000.

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

Reflecting the dynamics of its business, AT&T Wireless Services continually reviews its management model and structure. The split-off from AT&T has resulted in changes required for AT&T Wireless Services to operate as an independent entity. Additionally, the investment by NTT DoCoMo, as well as AT&T Wireless Services' recently announced plans to deploy third-generation technologies, may result in adjustments to AT&T Wireless Services' operating segments. Finally, the decision to exit the Fixed Wireless business may result in an impact to AT&T Wireless Services' segments in the future.

The comparison of the 2001 results with the prior year is impacted by several acquisitions that occurred during 2000. These included the acquisition of Wireless One Network, L.P. and the remaining 50% partnership interest in CMT Partners (Bay Area Properties) during the second quarter of 2000. Prior to the acquisition of the remaining 50% interest in CMT Partners, AT&T Wireless Services accounted for its ownership under the equity method. During the third quarter of 2000, AT&T Wireless Services completed the acquisition of a wireless system in San Diego. During the fourth quarter of 2000, AT&T Wireless Services completed the acquisitions of wireless systems in Indianapolis, Houston and several markets in the New England area. Finally, in December 2000, AT&T Wireless Services' equity interest in AB Cellular, an entity that owned cellular properties in Los Angeles, Houston and Galveston, Texas, was redeemed. In consideration, AT&T Wireless Services received 100% of the net assets of the Los Angeles market and therefore began consolidating the Los Angeles market effective December 29, 2000. The combined acquisitions during 2000 resulted in an approximate increase of 3 million consolidated subscribers to AT&T Wireless Services.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

Total revenue increased 25.1% to $3,502 million for the three months ended September 30, 2001, and 35.1% to $10,094 million for the nine months ended September 30, 2001, compared with the same periods in the prior year. Total revenue increased 15.0% and 19.2% for the three and nine months ended September 30, 2001, respectively, compared with the same periods for 2000, when adjusted to exclude the impact of the revenue for the Bay Area Properties from January to June 2001 and the Los Angeles market which AT&T Wireless Services began consolidating effective December 29, 2000.

Services revenue for the three months ended September 30, 2001, was $3,245 million, an increase of $736 million, or 29.3%, compared with the respective period in 2000. Services revenue for the nine months ended September 30, 2001, was $9,303 million, an increase of $2,562 million, or 38.0%, compared with the respective period in 2000. The services revenue increases for both the three and nine months ended September 30, 2001, were almost solely due to growth in services revenue in our Mobility business. These increases were driven by strong consolidated subscriber growth, including subscribers associated with acquisitions which closed subsequent to third quarter of 2000, however were partially offset by a decline in the average monthly revenue per user (ARPU). Fixed Wireless results included $6 million and $12 million of services revenue for the three and nine months ended September 30, 2001, respectively, and were immaterial for the three and nine months ended September 30, 2000.

As of September 30, 2001, the Mobility business had over 17.1 million consolidated subscribers, an increase of 35.5%, compared with the prior year, including approximately 1.7 million subscribers associated with acquisitions that closed subsequent to September 30, 2000. Net consolidated subscriber additions in the third quarter of 2001 totaled 748 thousand, a 0.3% decrease from the prior year quarter. Net consolidated subscriber additions for the nine months ended September 30, 2001 totaled 2,001 thousand, a 17.7% increase over the prior year. AT&T Wireless Services' average monthly churn rate in the third quarter of 2001 was 3.1% compared with 2.9% in the third quarter of 2000. Churn for AT&T Wireless Services' postpaid customers was 2.6% for the quarter ended September 30, 2001, down from 2.8% in the third quarter of 2000. AT&T Wireless Services' average monthly churn rate in the first nine months of 2001 was 3.0% compared with 2.8% in the prior year period. Average monthly churn related to postpaid customers for both the nine months ended September 30, 2001 and 2000 was 2.7%.

AT&T Wireless Services' ARPU for its Mobility business for the three months ended September 30, 2001, was $63.60, a decrease of $4.90, or 7.2%, compared with the same period in 2000. Third quarter ARPU declined slightly from second quarter's ARPU of $63.80. ARPU for the nine months ended September 30, 2001, was $63.20, a decrease of $5.90, or 8.5%, compared with the same period in 2000. The declines in ARPU were primarily a result of competitive pricing pressures, expansion into a broader base of consumer segments, including prepaid wireless, and the impact of acquisitions which closed subsequent to September 30, 2000. AT&T Wireless Services anticipates that ARPU will continue to decline modestly in the last quarter of 2001.

Equipment revenue for the three months ended September 30, 2001, was $257 million, a decrease of $33 million, or 11.7%, compared with the same period in 2000. Equipment revenue for the nine months ended September 30, 2001, was $791 million, an increase of $58 million, or 7.8%, compared with the same period in 2000. The changes in equipment revenue were entirely due to the Mobility business. The decrease for the three months ended September 30, 2001, was primarily due to a decrease in the average revenue per item sold, partially offset by an increase in quantities sold during the third quarter of 2001 compared with the same period in 2000.

The increase in equipment revenue for the nine months ended September 30, 2001, was primarily due to an increase in gross consolidated subscriber additions in the Mobility business for the nine months ended September 30, 2001, compared with the same period in 2000. The increase was partially offset by a decrease in average revenue per item sold. AT&T Wireless Services supplies a selection of handsets to its subscribers at competitive prices, which are generally offered at or below cost.

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

Costs of services for the three months ended September 30, 2001, were $1,125 million, an increase of $294 million, or 35.2%, compared with the same period in 2000. Costs of services for the nine months ended September 30, 2001, were $3,035 million, an increase of $782 million, or 34.7%, compared with the same period in 2000. Approximately 95% of the increases were associated with the Mobility business with the remaining increase associated with the Fixed Wireless business. Approximately 35% of the increases in both the third quarter and nine months ended September 30, 2001, were due to an increase in the costs to maintain AT&T Wireless Services' network. An additional approximate 30% of the increases over the prior year periods were the result of an increase in the charges paid to connect calls on other networks, including access, interconnection and toll related charges. The remaining increases were due largely to increases in the provision for uncollectible receivables. These increases were driven by growth in the Mobility business subscriber base and the related increased minutes of use, as well as by the expansion of AT&T Wireless Services' network.

COSTS OF EQUIPMENT SALES

Costs of equipment sales include the costs of the handsets and accessories sold to new as well as existing customers and relate entirely to the Mobility business. Costs of equipment sales for the three months ended September 30, 2001, were $503 million, a decrease of $47 million, or 8.6%, compared with the same period in 2000. Costs of equipment sales for the nine months ended September 30, 2001 were $1,471 million, an increase of $85 million, or 6.1%, compared with the same period in 2000. The decrease for the three months ended September 30, 2001, primarily resulted from the decrease in the average cost of items sold, partially offset by an increase in quantities sold during the third quarter of 2001 versus the prior year quarter. The increase for the nine months ended September 30, 2001, was primarily due to higher year-to-date equipment sales, as well as an increase in handset subsidies resulting from customer retention related programs implemented during 2001.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses (SG&A) include marketing and acquisition related costs (excluding equipment buydowns), customer care related expenses, and administrative functions. SG&A for the three months ended September 30, 2001, were $1,156 million, an increase of $210 million or 22.2% compared with the three months ended September 30, 2000, and for the nine months ended September 30, 2001, were $3,388 million, an increase of $929 million or 37.8%. Over 90% of the increases related to the Mobility business for both the quarter and nine months ended September 30, 2001, with the remaining increase relating primarily to the Fixed Wireless business. Approximately 60% and 50% of the increases for the three and nine months ended September 30, 2001, respectively, versus the prior year periods, related to increased marketing and selling costs, including advertising, commissions and manpower related costs. These increases resulted from a 29.7% and 43.7% increase in gross consolidated subscriber additions in the three and nine months ended September 30, 2001, respectively, versus the prior year periods. Cost per gross subscriber addition, which includes the cost of handset subsidies recorded in costs of equipment sales in the accompanying consolidated condensed statements of operations was $333 for the three months ended September 30, 2001, compared with $359 for the three months ended September 30, 2000, and was $331 for the nine months ended September 30, 2001 compared with $357 for the nine months ended September 30, 2000. Customer care and billing related costs represented approximately 20% and 25% of the increases for the three and nine months ended September 30, 2001, respectively, as a result of the growth in the subscriber base.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended September 30, 2001, were $703 million, an increase of $258 million, or 58.4%, compared with the three months ended September 30, 2000. Depreciation and amortization expenses for the nine months ended September 30, 2001, were $1,915 million, an increase of $699 million, or 57.7%, compared with the nine months ended

September 30, 2000. Over 85% of the increases for both the three and nine months ended September 30, 2001, related to the Mobility business, with the remaining increase relating to the Fixed Wireless business. The increase in the Mobility business depreciation expense for both the quarter and nine months ended September 30, 2001, primarily resulted from the growth in the depreciable asset base resulting from capital expenditures and property, plant and equipment acquired with acquisitions that closed subsequent to September 30, 2000. Additionally, effective January 1, 2001, the depreciable lives of certain Mobility business wireless communications equipment were shortened which resulted in approximately $16 million and $94 million of additional depreciation expense for the three and nine months ended September 30, 2001, respectively. Total capital expenditures were $1,153 million and $3,504 million for the three and nine months ended September 30, 2001, respectively. Mobility business capital expenditures were $1,055 million and $3,155 million for the three and nine months ended September 30, 2001. Fixed Wireless business capital expenditures were $98 million and $349 million for the three and nine months ended September 30, 2001.

Additionally, amortization expense for the Mobility business increased from the prior year quarter as a result of an increase in the amortization expense of licensing costs, goodwill and other acquisition-related intangibles arising from transactions that closed subsequent to the third quarter of 2000. As a result of AT&T Wireless Services' evaluation of recent changes in the wireless telecommunications industry and the views of regulatory authorities, effective January 1, 2001, AT&T Wireless Services began using an amortization period for licensing costs and goodwill associated with newly acquired wireless operations not exceeding 25 years. This change did not have a material impact to AT&T Wireless Services' results of operations for the three and nine months ended September 30, 2001. See Recent Accounting Pronouncements below for further details regarding changes in accounting and reporting for intangible assets.

OTHER INCOME

Other income primarily includes gains or losses on sales or exchanges of assets and businesses, mark-to-market adjustments for derivative instruments and intercompany interest income on the note receivable from AT&T. Other income for the three and nine months ended September 30, 2001, was $114 million and $327 million compared with $72 million and $313 million for the respective periods in 2000. The increase in other income for the three months ended September 30, 2001 versus the prior year period was due primarily to a $56 million mark-to-market adjustment which was recorded during the third quarter of 2001 related to fair value adjustments associated with warrants to purchase AT&T Wireless Services' common stock which are held by DoCoMo. Partially offsetting the impact of the mark-to-market adjustment for the three months ended September 30, 2001, was a decrease in interest income when compared with the prior year period. Interest income was $44 million for the three months ended September 30, 2001, compared with $60 million for the prior year period. The decrease resulted from a lower rate of interest earned during the third quarter of 2001 compared with the third quarter of 2000, partially offset by a higher level of cash and cash equivalents during the third quarter of 2001 compared with the note receivable balance held by AT&T during the third quarter of 2000. Other income for the nine months ended September 30, 2001, included the $56 million mark-to-market adjustment associated with the AT&T Wireless Services common stock warrants held by DoCoMo as well as higher interest income compared with the prior year period. Interest income for the nine months ended September 30, 2001, was $252 million compared with $128 million for the prior year period. The increase in interest income resulted from a higher average note receivable balance held by AT&T as well as higher cash and cash equivalents during the first nine months of 2001, compared with the same period in 2000, resulting from the DoCoMo investment and Senior Notes offering which occurred during the first quarter of 2001. Partially offsetting these increases was a lower interest rate earned on cash and cash equivalents during the third quarter of 2001 compared with the interest rate earned on the note receivable from AT&T. Included for the nine months ended September 30, 2000, are gains recorded on the sale of equity method investments totaling $141 million.

INTEREST EXPENSE

Interest expense consists primarily of interest on long-term debt to others and intercompany debt due to AT&T prior to the repayment in June 2001, net of interest expense capitalized. Interest expense for the third quarter of 2001, was $105 million, an increase of $101 million, compared with the third quarter of 2000. Interest expense for the first nine months of 2001, was $287 million, an increase of $214 million, compared with the first nine months of 2000. The increase in both periods related primarily to interest expense associated with the $6.5 billion in Senior Notes offering which occurred in March 2001. The year-to-date increase was partially offset by higher levels of capitalized interest expense associated with the increase in capital expenditures. AT&T Wireless Services repaid its $1.8 billion of intercompany debt to AT&T in June 2001.

PROVISION FOR INCOME TAXES

The provision for income taxes for the three months ended September 30, 2001, was $3 million compared with $76 million for the three months ended September 30, 2000, and was $159 million for the nine months ended September 30, 2001, compared with $176 million for the nine months ended September 30, 2000. The 2001 annual estimated effective tax rate, excluding net equity earnings, is 48.9%. The 2001 estimated annual effective tax rate is impacted by goodwill amortization, mark-to-market adjustments on the warrants held by DoCoMo and reserve adjustments associated with the split-off. Excluding one-time gains recorded in the first nine months of 2000, the effective tax rate for the nine months ended September 30, 2000 was 62.0%, and was primarily impacted by goodwill associated with 2000 acquisitions.

NET EQUITY EARNINGS FROM INVESTMENTS

Net equity earnings from investments, net of tax, totaled $56 million, including a tax benefit of $121 million, for the three months ended September 30, 2001, compared with $2 million, net of a tax provision of $4 million, for the three months ended September 30, 2000. For the nine months ended September 30, 2001, net equity earnings totaled $174 million, net of a tax provision of $4 million, compared with $23 million, net of a tax provision of $50 million, for the nine months ended September 30, 2000. The quarter over quarter increase was primarily due to tax benefits recorded during the third quarter of 2001. The increase was partially offset by a decrease from prior year equity earnings in the Mobility business from AB Cellular. AT&T Wireless Services' equity interest in AB Cellular was redeemed in December 2000 in exchange for the Los Angeles market. The increase for the nine months ended September 30, 2001 compared with the same period in 2000 was primarily due to a $298 after-tax gain recognized on the sale of Japan Telecom partially offset by equity earnings recorded in 2000 associated with CMT Partners and AB Cellular, as well as increased equity losses during 2001 associated with affiliate investments.

DIVIDEND REQUIREMENTS ON PREFERRED STOCK HELD BY AT&T

At December 31, 2000, AT&T Wireless Services had outstanding $3.0 billion of preferred stock held by AT&T that paid dividends at 9% per annum. In June 2001, AT&T Wireless Services redeemed the $3.0 billion of preferred stock held by AT&T. Dividend requirements on the preferred stock for the nine months ended September 30, 2001, were $76 million, compared with $88 million for the prior year periods, net of amounts recorded in accordance with the tax sharing agreement. The decrease in the first nine months of 2001 compared with the first nine months of 2000, was a result of the May 1, 2000, recapitalization of $2.0 billion of outstanding intercompany indebtedness to AT&T into an additional $2.0 billion of 9% cumulative preferred stock held by AT&T, offset by the redemption of all of the preferred stock in June 2001.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share for the third quarter of 2001 was $0.03 compared with ($0.01) in the prior year quarter. The increase was primarily attributable to higher operating income plus depreciation and amortization (EBITDA), income tax benefits recorded during the quarter compared with an income tax provision in the prior year quarter, income associated with the mark-to-market adjustments on the warrants held by NTT DoCoMo, and the elimination of preferred stock dividends paid to AT&T in the prior year quarter. These increases were partially offset by an increase in depreciation and amortization expenses resulting from a larger asset base, and interest expense associated with the $6.5 billion Senior Notes offering in March 2001. Net income
(loss) per common share for the nine months ended September 30, 2001 was $ 0.10 compared with $0.06 in the comparable prior year period. The increase in net income (loss) per common share for the nine months ended was due to higher EBITDA and the $298 million after-tax gain recognized on the sale of Japan Telecom. Partially offsetting these increases were higher depreciation and amortization, increased interest expense, and decreased net equity earnings from investments, excluding the gain on the sale of Japan Telecom.

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

On January 22, 2001, AT&T closed its transaction with DoCoMo. AT&T attributed $6.1 billion of the approximate $9.8 billion of proceeds received from DoCoMo to AT&T Wireless Services. AT&T Wireless Services intends to utilize the remaining proceeds to continue executing its strategy, including capacity and quality improvements to its existing network, as well as to create an advanced mobile Internet and to invest in other strategic growth initiatives. Pursuant to this agreement, DoCoMo may require the repurchase of its investment at DoCoMo's original purchase price, plus interest, if AT&T Wireless Services fails to meet specified technological milestones, under certain circumstances.

On March 6, 2001, AT&T Wireless Services completed a private placement of $6.5 billion in unsecured and unsubordinated Senior Notes with maturity dates ranging from March 1, 2006 to March 1, 2031. The notes pay interest at fixed rates ranging from 7.350% to 8.750% per annum, payable semi-annually and include customary covenants. In accordance with registration rights attached to the notes, on October 3, 2001, AT&T Wireless Services completed an exchange offer exchanging, at the election of the note holder, nearly 100% of private placement Senior notes for new Senior notes pursuant to a registration statement filed under the Securities Act of 1933. AT&T Wireless Services had interest expense of $138 million and $313 million for the three and nine months ended September 30, 2001, respectively, associated with these notes, of which $35 million and $63 million was capitalized for the three and nine months ended September 30, 2001, respectively.

On March 23, 2001, AT&T Wireless Services entered into Competitive Advance and Revolving Credit Facilities (the Facilities) in the aggregate amount of $2.5 billion consisting of an up to $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and an up to $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility. The Facilities are subject to a facility fee ranging from 8 to 30 basis points, payable quarterly on the total commitment, used or unused. The facility fees are based on the respective agreement and will fluctuate based on AT&T Wireless Services' Senior Notes rating. The Facilities are also subject to a utilization fee of 12.5 basis points if borrowings exceed certain levels as defined in the agreement. The Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 32.5 to 100 basis points depending on AT&T Wireless Services' Senior Notes rating or (ii) the greater of the prime rate or the Federal funds effective rate plus 50 basis points. The Facilities are to be used for general corporate purposes and are subject to customary covenants, representations, warranties and events of default. In addition, the Facilities contain financial covenants requiring AT&T Wireless Services to maintain certain financial ratios. In addition, the existence of an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may under certain circumstances constitute an event of default. No amounts had been borrowed under the Facilities at September 30, 2001.

During June 2001, AT&T Wireless Services finalized agreements to issue up to $2.5 billion of private placement commercial paper notes. The notes will be unsecured, ranking pari passu with AT&T Wireless Services' other unsubordinated and unsecured indebtedness. Maturity of the notes will be up to 365 days from date of issue. As of September 30, 2001, AT&T Wireless Services did not have any notes outstanding under this program.

The continued expansion of AT&T Wireless Services' network and footprint, including through acquisition and spectrum auctions, as well as service offerings and the marketing and distribution of its products and services, will continue to require substantial capital. AT&T Wireless Services believes that its current cash and cash equivalents, credit facilities, and cash from operations, will satisfy its expected working capital and capital expenditures for at least the next twelve months. AT&T Wireless Services may also generate cash from the sale of debt or equity securities, or from the sale of non-strategic assets or excess spectrum.

On October 8, 2001, AT&T Wireless Services announced that it had entered into an agreement to acquire TeleCorp in an all-stock transaction then valued at approximately $4.7 billion. AT&T Wireless Services agreed to acquire the remaining 77% of TeleCorp that it does not currently own for AT&T Wireless Services common stock then valued at approximately $2.4 billion and the assumption of $2.1 billion in net debt and approximately $221 million in preferred securities. The boards of directors of both AT&T Wireless Services and TeleCorp have approved the transaction and TeleCorp shareowners representing a majority of the voting power have committed to vote in favor of the acquisition. It is anticipated that the transaction will close during the first half of 2002, following formal approval from TeleCorp shareowners and approvals from the Federal Communications Commission and Department of Justice.

In October 2001, AT&T Wireless Services made the decision to exit the Fixed Wireless business. Although exit plans are not yet finalized, this decision will result in pre-tax charges during the fourth quarter of approximately $1.3 billion, reflecting a write-down of the assets and the impact of phased exit charges.

AT&T Wireless Services has entered into various purchase commitments for network equipment as well as handsets related to the development of its next-generation strategy. Those commitments totaled $1.9 billion and expire between 2001 and 2004.

AT&T Wireless Services has commitments to fund spectrum acquisitions and operational funding requirements of an equity method investment which totaled approximately $254 million as of September 30, 2001.

During November 2000, AT&T Wireless Services joined with others in the formation of a venture, Alaska Native Wireless (ANW), which participated in the Federal Communication Commission's recent auction of license spectrum in the 1900 megahertz band, which is used to provide wireless services. In January 2001, the auction was completed, and ANW was the high bidder on approximately $2.9 billion in licenses. AT&T Wireless Services has committed to fund $2.6 billion to ANW to fund ANW's purchase of licenses. As of September 30, 2001, AT&T Wireless Services funded approximately $309 million of the commitment through a combination of a non-controlling equity interest and debt securities of ANW. The remaining approximately $2.3 billion of additional funding will be made when such licenses are granted, and will take the form of convertible and non-convertible notes of ANW. At the fifth anniversary of the first date on which licenses won in the auction are granted to ANW, and in addition to other means by which they may transfer their interests, the other owners of ANW have the right to require AT&T Wireless Services to purchase their equity interests. If this right were exercised five years after license grant, assuming the licenses are granted in 2001, the purchase price would be approximately $1.1 billion and would be payable, at AT&T Wireless Services' option, in cash or marketable securities. The amount will increase if the licenses are granted after 2001. The right to require AT&T Wireless Services to purchase these interests may be exercised before the five-year anniversary of the license grant if the conditions of certain FCC regulations restricting the free transferability of certain licenses offered in this auction are met earlier. If the right were exercised earlier, the purchase price would be calculated in generally the same way as if exercised at five years, except that a discount would be applied. In certain circumstances, if a winning bid of ANW is rejected or if any license granted to ANW is revoked, AT&T Wireless Services would be obligated to compensate other owners for making capital available to the venture. In June 2001, a federal appeals court ruled that the FCC had acted improperly in repossessing the spectrum sold in the auction. If ANW is not awarded the licenses due to this decision, AT&T Wireless Services may be obligated to purchase the interests of other owners. Depending on when such revocation or challenge takes place, the amount may be material but would be less than the $1.1 billion purchase price described above.

Net cash provided by operating activities for the nine months ended September 31, 2001, was $2,255 million, compared with $861 million for the same period in 2000. Approximately 60% of the increase was due to a $824 million increase in operating income excluding depreciation and amortization. An additional approximate 25% of the increase was due to lower levels of inventory purchases for the nine months ended September 30, 2001 compared to the prior year period.

Net cash used in investing activities for the nine months ended September 30, 2001, was $4,466 million, compared with $8,993 million for the nine months ended September 30, 2000. The decreased investing activity during 2001 was due to the repayment of the note receivable from AT&T in July 2001 compared with a net increase of $2,794 million for the nine months ended September 30, 2000, as well as $3,168 million in acquisitions during the first nine months of 2000. These increases were partially offset by increased equity method investment contributions and purchases as well as higher capital expenditures to upgrade and improve network capacity.

Net cash provided by financing activities for the nine months ended September 30, 2001, was $7,024 million, compared with $8,132 million for the nine months ended September 30, 2000. Sources of financing activities for the nine months ended September 30, 2001 were the $6.1 billion of net DoCoMo investment proceeds attributed from AT&T and the $6.3 billion of net proceeds associated with the Senior Notes offering in March 2001. These sources were offset by repayment of the $2.4 billion of short- and long-term debt and $3.0 billion of preferred stock to AT&T during the first half of 2001. Sources of financing activities for the nine months ended September 30, 2000 were the $7.0 billion in AT&T Wireless tracking stock proceeds attributed from AT&T, and $0.8 billion of capital contributions from AT&T prior to the tracking stock offering.

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

EBITDA for the three months ended September 30, 2001, was $718 million, an increase of 52.3%, compared with $472 million for the same period in 2000. EBITDA for the nine months ended September 30, 2001, was $2,200 million, an increase of 59.9%, compared with $1,376 million for the same period in 2000. The increases for both the three and nine months ended September 30, 2001, included the results of acquisitions that occurred during 2000 as well as a continued focus on cost reductions. These increases were partially offset by increased customer acquisition costs associated with the increase in gross consolidated subscriber additions, increased network costs attributable to subscriber growth and the related minutes of use, and increased customer care and billing related expenses to support growth in the subscriber base.

For the Mobility business, EBITDA for the three and nine months ended September 30, 2001, was $803 million and $2,449 million, respectively, compared with $522 million and $1,503 million, respectively, for the same periods in 2000. These represented growth rates of 53.8% for the quarter and 62.9% for the year-to-date period.

For the Fixed Wireless business, EBITDA for the three and nine months ended September 30, 2001, were deficits of $83 million and $241 million, respectively, compared with deficits of $49 million and $123 million, respectively, for the same periods in 2000.

EBITDA margin for the Mobility business, defined as EBITDA as a percent of services revenue, was 24.8% for the third quarter of 2001, compared with 20.8% for the third quarter of 2000, and 26.4% for the first nine months of 2001, compared with 22.3% for the first nine months of 2000. The improvement in EBITDA margins for the Mobility business for both the three and nine months ended September 30, 2001, was primarily due to revenue growth, as well as lower roaming and handset related costs. These improvements were partially offset by higher sales and marketing expenses associated with increased gross subscriber additions, higher network related expenses associated with growth in the subscriber base, and an increase in the provision for uncollectible receivables.

FINANCIAL CONDITION

Total assets were $42,831 million as of September 30, 2001, an increase of $7,529 million, or 21.3%, compared with December 31, 2000. Total assets at the end of third quarter included $4.9 billion of cash and cash equivalents which represented the remaining proceeds from the $6.5 billion Senior Notes offering in March 2001, as well as the $6.1 billion of net proceeds allocated from AT&T associated with the January 2001 DoCoMo transaction, partially offset by the repayment of the $2.4 billion of short- and long-term debt due to AT&T, and the redemption of the $3.0 billion of preferred shares held by AT&T. Additionally, property, plant and equipment increased as a result of capital expenditures made during 2001, and investments in unconsolidated subsidiaries increased due to cash payments made associated with the purchase of an additional interest in Rogers Wireless and the purchase of preferred securities from Dobson.

Total liabilities were $14,697 million as of September 30, 2001, an increase of $4,313 million, or 41.5%, compared with December 31, 2000. The increase was primarily due to the issuance of the $6.5 billion of Senior Notes in March 2001, partially offset by the repayment of $638 million of short-term debt due to AT&T in January 2001, and the $1.8 billion of long-term debt due to AT&T in June 2001.

Total preferred stock held by AT&T of $3.0 billion as of December 31, 2000 was redeemed in June 2001 in association with the separation and distribution agreement between AT&T Wireless Services and AT&T. Dividends payable on the preferred stock were paid at 9% per annum.

Mandatorily redeemable common stock totaling $7,664 million at the end of third quarter represented the fair value as of split-off date of the 406 million AT&T Wireless common shares held by NTT DoCoMo. These shares are presented as mandatorily redeemable common stock due to certain redemption rights held by NTT DoCoMo. NTT DoCoMo may require the repurchase of its investment at NTT DoCoMo's original purchase price, plus interest, if AT&T Wireless fails to meet specified technological milestones, under certain circumstances.

Total shareowners' equity was $20,425 million at September 30, 2001, an decrease of $1,452 million, or 6.6%, compared with December 31, 2000. The decrease was primarily due to the reclassification of common shares held by DoCoMo to "Mandatorily redeemable common stock" on the accompanying combined condensed balance sheets. This decrease was partially offset by the attribution of the $6.1 billion of net proceeds from the DoCoMo investment to us from AT&T in January 2001. Effective with the split-off in July 2001, AT&T Wireless Services' common shares ($0.01 par value) outstanding totaled 2.53 billion, including 406 million shares held by NTT DoCoMo. Additionally, AT&T Wireless began accumulating retained earnings in conjunction with the split-off.

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

AT&T Wireless Services holds equity interests in various domestic and international ventures and partnerships. These ventures and partnerships operate primarily in the wireless telecommunications industry. AT&T Wireless Services accounts for these investments primarily under the equity method of accounting. The below discussion relates to significant investments or dispositions which occurred during the nine months ended September 30, 2001.

On February 8, 2001, AT&T Wireless Services completed its purchase of $200 million in Series AA preferred stock from Dobson Communications Corporation (Dobson), which has a liquidation preference of $1,000 per share and is exchangeable into Series A convertible preferred stock. If the Series AA preferred stock is exchanged into Series A convertible preferred stock, AT&T Wireless Services will increase its ownership interest in Dobson, on an as converted to common stock basis, from its current ownership of 4.6% to approximately 11.6%.

On April 27, 2001, AT&T completed the sale of its interest in Japan Telecom for approximately $1.35 billion in cash. AT&T attributed $0.5 billion of the net after-tax proceeds from the sale to AT&T Wireless Services. AT&T Wireless Services recognized an after-tax gain of $298 million associated with the transaction which was recorded in net equity earnings from investments in the second quarter of 2001.

During the first quarter of 2001, AT&T Wireless Services issued unsecured term notes to Rogers Wireless Communications, Inc. (Rogers Wireless) to pay for spectrum it successfully bid upon in the recently completed Canadian spectrum auctions. In April 2001, Rogers Wireless effected a rights offering of its equity securities in which AT&T Wireless Services' joint venture with British Telecommunications, JVII, participated. The participation increased JVII's ownership interest in Rogers Wireless to 34.4%. AT&T Wireless Services funded the purchase on behalf of JVII by offsetting it against the unsecured, interest bearing notes made by AT&T Wireless Services. This transaction resulted in AT&T Wireless Services obtaining a controlling interest of JVII, as well as increasing its indirect ownership percentage in Rogers Wireless. On July 3, 2001, AT&T Wireless Services acquired British Telecommunications' interest in JVII for approximately $380 million in cash. As a result of this acquisition, AT&T Wireless Services now owns 100% of JVII, and, through JVII, holds a 34.4% ownership interest in Rogers Wireless.

In the third quarter of 2001, AT&T Wireless Services executed an agreement to combine the soon to be merged Birla AT&T Communications Ltd./Tata Cellular, Ltd. entity with BPL Mobile Communications Ltd. and certain portions of BPL Cellular Ltd. AT&T Wireless Services currently owns 49% of Birla AT&T Communications Ltd. and 49% of BPL Cellular Ltd. The agreement to combine is subject to a number of conditions. If all conditions are satisfied and a combination occurs as contemplated in the agreement, AT&T Wireless Services estimates that its ownership will be approximately 24% in the final combined entity. A lawsuit was filed in the High Court of Judicature at Bombay, India by CDC Financial
Services (Mauritius), a financial partner of BPL Communications, AWS's partner in BPL Cellular. The lawsuit seeks to enjoin the planned merger between Birla-Tata-AT&T Ltd. and BPL Cellular. CDC asserts claims that it is entitled to certain voting rights by operation of Indian law. AT&T Wireless Services is one of 17 named defendants in the lawsuit.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, Business Combinations. This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2001. All business combinations in the scope of this statement are to be accounted for under one method, the purchase method.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangibles with indefinite useful lives, on a prospective basis, will no longer be amortized, however will be tested for impairment at least annually, based on a fair value comparison. Intangibles which have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. AT&T Wireless Services will be required to adopt this statement no later than January 1, 2002. At the date of adoption, AT&T Wireless Services will be required to complete a transitional intangible asset impairment test. Any resulting impairment loss will be recognized as a cumulative effect of a change in accounting principle. In connection with the adoption of this standard, AT&T Wireless Services' unamortized goodwill balance will no longer be amortized, but will continue to be tested for impairment. Therefore, we expect that this standard will have a significant impact on our results. We are assessing which assets should be categorized as having indefinite useful lives and the total impact of such standard on our results of operations, financial position and cash flows.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. AT&T Wireless Services will be required to adopt this statement no later than January 1, 2003. AT&T Wireless Services is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. AT&T Wireless Services will be required to adopt this statement no later than January 1, 2002. AT&T Wireless Services is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

SUBSEQUENT EVENTS

On October 8, 2001, AT&T Wireless Services announced that it had entered into an agreement to acquire TeleCorp in an all-stock transaction then valued at approximately $4.7 billion. AT&T Wireless Services agreed to acquire the remaining 77% of TeleCorp that it does not currently own for AT&T Wireless Services common stock then valued at approximately $2.4 billion and the assumption of $2.1 billion in net debt and approximately $221 million in preferred securities. The boards of directors of both AT&T Wireless Services and TeleCorp have approved the transaction and TeleCorp shareowners representing a majority of the voting power have committed to vote in favor of the acquisition. It is anticipated that the transaction will close during the first half of 2002, following formal approval from TeleCorp shareowners and approvals from the Federal Communications Commission and Department of Justice.

In October 2001, AT&T Wireless Services made the decision to exit the Fixed Wireless business. Although exit plans are not yet finalized, this decision will result in pre-tax charges during the fourth quarter of approximately $1.3 billion, reflecting a write-down of the assets and the impact of phased exit charges.

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

- our decision to exit the Fixed Wireless Business
- our agreement to acquire TeleCorp.
- plans and objectives of management, and
- other matters.

Statements in this document, or that are incorporated by reference into this document, that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build out, interest costs and income, in each case, relating to AT&T Wireless Services, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

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

- the potential impact of DoCoMo's investment in AT&T Wireless Services, including provisions of the agreements that restrict AT&T Wireless Services' future operations, and provisions that may require the repurchase of DoCoMo's investment if AT&T Wireless Services fails to meet specified conditions, under certain circumstances;

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

- the risks and potential unanticipated costs associated with exiting the Fixed Wireless business;

- the risks and uncertainties associated with the consummation of the TeleCorp. acquisition and integration of TeleCorp.'s business and operations;

- the results of litigation filed or to be filed against AT&T Wireless Services, or of some types of litigation filed or to be filed against AT&T for which AT&T Wireless Services has agreed to assume the liability under the split-off agreements between AT&T Wireless Services and AT&T;

- the possibility of one or more of the markets in which AT&T Wireless Services competes being impacted by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which AT&T Wireless Services has no control; and

- those factors discussed in Risk Factors in AT&T Wireless Services' registration statement on Form S-4 filed on August 2, 2001.

The words estimate, project, intend, expect, believe, plan and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this document. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Moreover, in the future, AT&T Wireless Services may make forward-looking statements about the matters described in this document or other matters concerning AT&T Wireless Services.

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

   AT&T Wireless Services has equity price risk from outstanding AT&T Wireless Services stock options, which were converted from AT&T Wireless Group tracking stock options in conjunction with the split-off. Additionally, AT&T Wireless Services has equity price risk associated with the 41.8 million warrants held by DoCoMo to purchase AT&T Wireless Services common stock at $35 per share. Effective with the split-off, these warrants will be marked-to-market through our operating results.

   AT&T Wireless Services does not use financial instruments for trading or speculative purposes. However, AT&T Wireless Services may have future market risk related to derivative instruments that it may hold in the future.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   AT&T Wireless Services' next annual meeting of stockholders is scheduled for May 16, 2002. An eligible stockholder who wishes to have its qualifying stockholder proposal considered for inclusion in AT&T Wireless Services' proxy materials for such meeting must send a qualifying stockholder proposal to AT&T Wireless Services' Corporate Secretary at AT&T Wireless Services' executive offices at the address below no later than December 6, 2001. To qualify as an eligible stockholder with regard to making a stockholder proposal, a stockholder must, among other things, have continuously held at least $2,000 in market value or 1%, of AT&T Wireless Services' outstanding stock (which stock may have included the AT&T Wireless Group Tracking Stock for that period prior to AT&T Wireless Services' split-off from AT&T Corp.) for at least one year by the date of submission of the stockholder proposal, and must continue to own that amount of stock through the date of the annual meeting.

   Any stockholder wishing to nominate persons for election to the Board of Directors or to propose other business at the annual meeting pursuant to AT&T Wireless Services' Bylaws, without inclusion of such proposal in AT&T Wireless Services' proxy materials, is required to provide adequate notice of such proposal to AT&T Wireless Services, in the form set out in AT&T Wireless Services' Bylaws. AT&T Wireless Services' Bylaws provide that any nominations for Directors or proposals relating to other business must be deemed a proper matter for stockholder action and properly brought before the annual meeting. Such notice must be received by the Corporate Secretary at AT&T Wireless Services' executive offices at the address below no earlier than the close of business on the 120th calendar day prior to the date of the annual meeting and no earlier than the close of business on the 90th calendar day prior to the date of the annual meeting, which are January 16, 2002 and February 15, 2002, respectively. A copy of the pertinent Bylaw provisions also is available to any stockholder upon written request to the address below.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)Exhibits

   None.

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AT&T WIRELESS SERVICES, INC.



                                        By: /s/ JOSEPH MCCABE, JR.
                                            ------------------------------------
                                            Joseph McCabe, Jr.
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

Date: November 7, 2001