Form 10-K405
period 2001-12-31
AT&T WIRELESS SERVICES INC
filed 2002-03-28
CIK 1138234

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23137

AT&T WIRELESS SERVICES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1379052
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7277 – 164th Avenue NE, Building 1 Redmond, Washington (Address of Principal Executive Offices):	98052 (Zip Code)

(425) 580-6000

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant To Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange
Preferred Share Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act:     None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      The aggregate market value of the common stock held by nonaffiliates of the registrant at February 28, 2002 was approximately $22,785,265,559.

      The number of shares of the registrant’s Common Stock outstanding at February 28, 2002 was 2,705,104,188.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 16, 2002, which definitive proxy statement was filed with the Securities and Exchange Commission on March 22, 2002.

PART I
Item 1. Business
Overview
Business and Strategy
Competition
Patents and Trademarks
Employees
Seasonality
Spectrum
Technology
Regulatory Environment
DoCoMo Strategic Investment
Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition
Factors Relating to Our Business
Factors Relating to Our Common Stock
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Company’s Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Background
Exit of Fixed Wireless Business
DoCoMo Investment
TeleCorp PCS, Inc. Acquisition
Other Strategic Acquisitions
Consolidated Results of Operations
Critical Accounting Policies and Estimates
Year Ended December 31, 2001, Compared with the Year Ended December 31, 2000
Year Ended December 31, 2000, Compared with the Year Ended December 31, 1999
Liquidity and Capital Resources
Cash Flows for the Year Ended December 31, 2001, Compared with the Year Ended December 31, 2000
Cash Flows for the Year Ended December 31, 2000, Compared with the Year Ended December 31, 1999
EBITDA for the Year Ended December 31, 2001, Compared with the Year Ended December 31, 2000
EBITDA for the Year Ended December 31, 2000, Compared with the Year Ended December 31, 1999
EBITDA Margin for the Year Ended December 31, 2001, Compared with the Year Ended December 31, 2000
EBITDA Margin for the Year Ended December 31, 2000, Compared with the Year Ended December 31, 1999
Quantitative and Qualitative Information About Market Risk
Financial Condition At December 31, 2001, Compared with December 31, 2000
Related Party Transactions
Investments In and Advances To Unconsolidated Subsidiaries
Recent Accounting Pronouncements
Forward-Looking Statements
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
EXHIBIT 3.3
EXHIBIT 10.12
EXHIBIT 10.17
EXHIBIT 21.1
EXHIBIT 23.1

PART I

      This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future‘ and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Business — Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition.” This section along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms “AT&T Wireless,” the “Company,” “we,” “us” and “our” refer to AT&T Wireless Services, Inc. and its subsidiaries. “AT&T Corp.” and “AT&T” refer to AT&T Corp., our former parent.

Item 1.     Business

Overview

      We are one of the largest wireless communications service providers in the U.S. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless services. As of December 31, 2001, we had over 18.0 million consolidated subscribers. For the year ended December 31, 2001 we had $13.6 billion of total consolidated revenues.

      We operate one of the largest U.S. digital wireless networks. As of December 31, 2001, we and our affiliates held 850 megahertz and 1900 megahertz licenses to provide wireless services covering approximately 99% of the U.S. population. As of that date, we and our affiliates covered approximately 88% of the U.S. population with at least 30 megahertz of wireless spectrum. At the same date, our networks and those of our affiliates operated in markets including over 78% of the U.S. population and in all 50 of the largest U.S. metropolitan areas. Ninety-nine percent of our markets operate on digital-based systems. We supplement our operations with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have operations. With these roaming agreements, we are able to offer customers wireless services covering over 95% of the U.S. population. We plan to continue to increase our coverage and the quality of our services by expanding our coverage area and the capacity of our network through new network construction, acquisitions, and affiliations and joint ventures with other wireless providers.

      We currently provide voice services principally over our network which uses time division multiple access, or TDMA, as its signal transmission technology. In 2001, we also deployed, as an overlay over our TDMA network, a separate network using signal transmission technology known as global system for mobile communications, or GSM, and general packet radio service, or GPRS, in markets representing approximately 45% of the U.S. population that is covered by our licenses. Our GSM/GPRS network is capable of carrying voice and data traffic.

      We were incorporated in 1987 as a Delaware corporation. Our principal executive offices are located at 7277 164th Avenue NE, Building 1, Redmond, Washington 98052. The telephone number is (425) 580-6000.

Business and Strategy

      We operate one of the largest digital wireless networks in North America. Our goal is to be the premier provider of high quality wireless communication services, whether voice or data, to businesses and consumers, in North America. We believe the following are key elements to enable us to execute on our goals:

•	continue the expansion of our domestic mobile wireless network to add capacity, improve quality and provide consistent features in major markets throughout the nation;

•	continue to lower our operating costs and improve capital efficiency by expanding our digital mobile wireless network and increasing the use of more efficient channels of distribution;

•	complete the rollout of GSM/GPRS technology to provide enhanced services as an interim step in our transition to third-generation technology;

•	target distinct consumer and business customer segments with wireless offers that match their needs for voice and data services in order to increase our subscriber base and revenue; and

•	take advantage of our wireless spectrum portfolio, digital networks, customer base and AT&T brand recognition with new growth initiatives, including data services and capitalize on wireline-to-wireless migration opportunities.

Continue the expansion of our domestic mobile wireless network to add capacity, improve quality and provide consistent features in major markets throughout the nation

      We believe it is competitively critical to expand and improve our network coverage footprint, as well as to increase capacity in our existing voice network, to provide coverage in major markets through the nation. We have taken a number of steps to increase our network coverage, to accelerate digital build outs in 850 megahertz and 1900 megahertz markets, to increase the capacity and quality of our existing voice network, and to acquire or affiliate with other wireless providers.

      In 2001, we completed the first phase of a major enhancement to the New York area network, and as a result substantially increased calling capacity and improved service quality. This enhancement included installation of new switches, replacement of base stations in a number of cell sites and the commission of a new transport network. This has resulted in a new high-performing network that is scalable to support future growth. We expect to continue enhancements in the New York area network.

      In each market in which we are not currently operating, we evaluate the benefits and costs of building out our license versus acquiring or affiliating with other experienced wireless providers before we decide on the appropriate method of expanding into that market. The timing of these decisions depends upon a variety of factors, including the size of the prospective market, the location of the market relative to our other markets, the economics of existing roaming agreements and anticipated industry developments.

      Acquisitions and Joint Ventures. An element of our strategy is to expand our network through acquisitions of licenses, systems and wireless providers. In evaluating potential acquisitions, we consider a number of factors, including the following: strategic footprint, price, the extent to which we can improve a target’s operating metrics and the impact on our balance sheet.

      On February 15, 2002 we completed the acquisition of TeleCorp PCS, Inc., our largest affiliate, by acquiring the 77 percent of TeleCorp PCS we did not already own. This transaction increased our consolidated subscriber base by approximately 800,000 subscribers. The mobility footprint of TeleCorp PCS included 30 million consolidated covered POPs (the population covered by an entity’s network) and 16 of the top 100 U.S. markets.

      On January 28, 2002 we announced an agreement to form a joint venture with Cingular Wireless, LLC that would allow both carriers to more quickly and cost-effectively expand the build out of each of their GSM/GPRS networks. This joint venture would allow for GSM/ GPRS network coverage along approximately 3,000 miles of interstate highways in predominantly mid-western and western states.

      Establish affiliates. We also will continue to establish affiliate relationships with other wireless providers to accelerate the expansion of our digital mobile wireless network. We have entered into a number of joint ventures and affiliations to expand the coverage of our existing voice network. Key domestic non-consolidated affiliates with current operations include the following:

			Megahertz	POPs	Ownership
Affiliate	Description	Markets Covered	Market	(in millions)*	Percentage**

ACC Acquisitions, LLC (American Cellular Corporation)	TDMA	Rural service areas in Minnesota, New York, Wisconsin, Kentucky, Ohio, Michigan, Pennsylvania, and West Virginia; metropolitan service areas of Duluth, Minnesota; Orange County and Poughkeepsie, New York; Eau Claire and Wausau, Wisconsin; and Alton, Illinois	850	5.2	50.0%

Cincinnati Bell Wireless, LLC	TDMA	Cincinnati and Dayton, Ohio	1900	3.4	19.9%

Triton PCS Holdings, Inc.	TDMA	Markets in North Carolina, South Carolina, Georgia, Virginia, Tennessee and Kentucky, including Fayetteville, Hickory, Wilmington, Myrtle Beach, Charleston, Columbia, Hilton Head, Florence, Augusta, Savannah, Athens, Norfolk, Richmond and Roanoke	1900	13.3	15.7%

*	Amount of U.S. population covered by licenses held by entity, as of December 31, 2001.

**	As of December 31, 2001. Ownership percentages for Triton reflect our ownership of common stock, assuming conversion of all currently convertible preferred shares to common stock.

Continue to lower our operating costs and improve capital efficiency by expanding our digital mobile wireless network and increasing the use of more efficient channels of distribution

      We believe that our success also will depend in large part on our ability to continue to lower our operating costs, to have the flexibility to offer various pricing plans and to be cost competitive. We already have taken a number of steps to lower our operating costs associated with providing network service, and are taking a number of initiatives to lower our marketing and sales costs.

      Lower unit network costs and capital requirements. As described above, we are expanding our footprint across the U.S. We pay other wireless providers negotiated roaming rates when our customers make or receive wireless calls when located in other approved wireless providers’ coverage areas. Because roaming costs to the wireless provider can be significant or exceed the amount charged to the subscriber, it is extremely advantageous to be able to provide services on our network. As we build out our network to achieve these roaming savings, we purchase equipment from multiple vendors and aggressively negotiate with each vendor for volume discounts to reduce cost.

      In the interim, we have been able to reduce roaming charges significantly. We have been able to negotiate favorable roaming rates with most wireless providers across the U.S. based upon volume and growth. The joint venture agreement we entered into with Cingular Wireless, LLC is an example of our efforts to reduce roaming costs and capital expenditures. In addition, our proprietary intelligent roaming database, or IRDB, directs wireless subscribers to preferred service providers whenever they travel outside their wireless home-coverage area. The database maintains a list of wireless carriers and their frequency bands, ranked by priority. This is designed to provide service in more areas at favorable roaming rates. The updated database is periodically downloaded over the air into each digital multi-network phone. When the database is implemented during a call, the wireless phone scans all bands to determine which service providers are available. The phone registers, or “locks on,” immediately if it finds that our service is sufficiently strong, which is the top priority. If we do not offer service in the area, the database instructs the phone to search for an affiliate service provider. When an affiliate is not available, the phone scans for a “favored” service provider, one that is preferred over a carrier not categorized in the IRDB.

      Lower marketing and sales expense. We continue to develop initiatives designed to lower our customer acquisition cost, as well as our customer care expenses. For example, we continue to seek out lower cost distribution channels for our products and services. We have increased the number of our company-owned stores, which are one of the lowest cost channels for distributing and signing up customers. As of December 31, 2001, there were 837 company-owned stores throughout the U.S. In addition, we are actively using the Internet as a vehicle for customer acquisition, as well as for customer care. In addition to allowing customers to sign up for wireless services over the Internet, resulting in a low cost acquisition, subscribers can access their account and obtain answers to routine inquiries that would otherwise require a customer care representative.

Complete the rollout of GSM/ GPRS technology to provide enhanced services as an interim step in our transition to third-generation technology

      In July 2001, we became the first wireless carrier in the U.S. to offer advanced or 2.5G wireless services, when we launched our 2.5G GSM/GPRS network in Seattle, Washington. In 2001, we deployed our GSM/GPRS network as an overlay over our TDMA network in markets representing approximately 45% of the U.S. population covered by our licenses. We expect to complete the roll out of our 2.5G GSM/GPRS network in 2002 and begin deployment of 2.5G equipment in territories added in the acquisition of TeleCorp PCS. As of December 31, 2001, we offered GSM/GPRS services in 27 cities in 14 states.

      GPRS, which is being deployed as an overlay on our TDMA voice network, provides faster data speeds than our previous data network technology. In the longer term, our network platform is expected to provide multi-media services using enhanced data rates for global evolution, or EDGE, and the anticipated global standard of universal mobile telecommunications system, or UMTS.

      In 2002, we plan to sell phones combining our TDMA voice capability and GSM/GPRS voice and data technologies, which will provide customers the benefit of access to our current voice network as well as the new higher-speed data services. We are also selling GSM/GPRS devices in a variety of forms (e.g., phones, handheld devices called personal digital assistants, or PDAs, and laptops), to address a broad range of customer needs. Telefonaktiebolaget LM Ericsson, Nokia Networks, Inc. and Nortel Networks, Inc. are providing our 2.5G network equipment. Motorola, Inc., Nokia Mobile Phones, Inc., Sony Ericsson Mobile Communications, Siemens Aktiengesellschaft and Novatel Wireless, Inc. are providing our 2.5G customer devices.

      Our overlay strategy allows us to utilize our existing cell site facilities and spectrum. The customer benefits of this strategy include availability of a broad array of enhanced and high-speed data services and devices, and enhanced international roaming capability.

      Third-generation development strategy. The eventual deployment of third-generation technology in our network is expected to enable the transmission of multimedia services (e.g., streaming audio and video) to customer devices. We believe that a sound third-generation strategy should allow the wireless provider to achieve a pervasive footprint quickly and cost effectively. In addition, we believe third-generation networks that achieve global economies of scale and allow for global roaming will have a significant advantage.

      We selected for our eventual third-generation services the technological standard that is the same global standard that has been selected by service providers throughout Europe, in Japan and in other parts of the world. This standard, known as UMTS, has generally been accepted as the successor technology to the second-generation digital technology, GSM. UMTS is also known as W-CDMA, or wideband code division multipleband access. Despite the similarity of the acronyms, CDMA 2000 and W-CDMA are not compatible.

Target distinct consumer and business customer segments with wireless offers that match their needs for voice and data services in order to increase our subscriber base and revenue

      We believe that one key to success in the wireless industry is the ability to target customer segments and provide offers that match the needs of those segments. Certain segments respond to pricing plans tailored to their usage patterns while other segments are more attuned to customized service features. We have been a leader in differentiating our services through our use of targeted offerings and our introduction of new features and services.

      When creating marketing programs and pricing plans for various customer segments we consider many different attributes of wireless service. First, we consider the coverage area where the customer will be able to use any minutes included in their calling plan without incurring roaming charges. We have plans that range from the inclusion of a small local geography to the entire nation. We also consider how customers wish to pay for their service. Currently, we offer two main payment methods: prepaid and postpaid. In addition, we consider whether domestic long distance charges should be included in the plan and whether we should provide value added features or make features available for additional cost. We consider the type of equipment a customer may want to purchase and work on having a wide range of equipment available, from phones, to PDAs and modems. We also consider if there is a group of users that may want to share minutes or receive discounted calling within a defined group. In addition to these elements, we develop features to allow customers to get the most out of their service. We continue to focus on mobile multimedia services the customer may want so they can access information using the wireless internet to access relevant information like stock quotes, directions, weather and the news. We provide customers options that allow them to send and receive e-mail and text messages from their wireless devices. Personalization is important to some customers so we allow customers to add customized ring tones or graphics to compatible wireless phones. As an overlay on all of these options we offer a program for our middle and large-sized businesses to simplify the wireless purchasing and management process and a national structure. With all of these variables we can create promotions and offers for the distinct customer segments.

Take advantage of our wireless spectrum portfolio, digital networks, customer base and AT&T brand recognition with new growth initiatives, including data services and capitalize on wireline-to-wireless migration opportunities

      We have been an industry leader in developing new growth initiatives that take advantage of our existing wireless spectrum, digital networks, customer base and brand. We have targeted wireless data services and wireline-to-wireless migration as growth areas for near-term expansion.

      In the fourth quarter of 2000, we and AT&T entered into an agreement with NTT DoCoMo, Inc., a leading Japanese wireless communications company, for DoCoMo’s investment in AT&T reflecting our financial performance and our economic value and for the formation of a strategic alliance. The parties completed this investment on January 22, 2001. For more information, please see “DoCoMo Strategic Investment.” The strategic alliance was formed to develop the next generation of mobile multimedia services on a global-standard, high-speed wireless network. Subject to certain conditions, we and DoCoMo will also become partners in the U.S. and Japan for handling the roaming traffic in each other’s network. Subject to some exceptions, DoCoMo has agreed that in the U.S., Mexico or Canada, other than through us, it will not undertake certain activities itself or form certain relationships with third parties. We have made the same agreements with respect to DoCoMo in Japan.

      In March 2001, we created AT&T Wireless Mobile Multimedia Services, a new, wholly-owned subsidiary which develops and encourages the development of multimedia content, applications and services offerable over our data networks Both we and DoCoMo share technical resources and support staffing of the new subsidiary. In addition, we will be able to license from DoCoMo, without additional payment, rights to DoCoMo’s “i-mode” technology and related technology as long as the relationship is in effect and for 18 months thereafter. This subsidiary is focused on creating new wireless data service offers targeted at customer segments.

      Data services. The development of compelling data applications will be critical to the growth in usage of wireless data network services. We are developing such applications as well as supporting applications developed by third parties. For consumers, we have created a wireless data service which permits customers to have access to content provided by various content partners such as news, weather and sports agencies, travel information services, entertainment sources and Internet portal providers. For our corporate customers, we have joined with application providers to bring to market wireless data transport and application services to fit both vertical segments, such as public safety, dispatch, wireless credit card validation and automated vehicle location, as well as applications that have utility across industries, such as access to corporate e-mail.

      New devices are now driving the development of wireless applications involving phones, PDAs and laptops. Applications that are currently available allow users to access their personal information, including contact lists and calendars, as well as e-mail, Internet content and two-way messaging services. We may collaborate with Internet service providers or other content providers to develop devices and applications suitable for wireless customers, as well as access to the Internet service providers’ communications services and online distribution channels. Additionally, we have introduced new applications including e-commerce and shopping services. By providing or facilitating these applications, we believe we can develop personalized relationships with our customers.

      We have also brought wireless data services to customers through our Short Messaging Service Platform. With compatible phones, customers can send and receive text messages to each other and can receive short e-mail messages from a personal computer. We were the first U.S. wireless carrier to provide our customers with the ability to send text messages in this fashion to the phones of subscribers of other wireless carriers. We have introduced our “On Demand” service which affords our customers, with compatible phones, the ability to order and download ring tones and graphics to their phones. Using this service, our customers are able to personalize their wireless experience.

      We have also brought information and other data services to customers using voice services. In our AT&T Wireless #121 service, customers can enter an abbreviated dialing string and access content and information using voice commands.

      We expect that the development and introduction of third-generation networks will drive wireless data usage growth by offering greater bandwidth and network coverage at lower operating costs.

Marketing

      We develop customer awareness through our marketing and promotional efforts and have been a leader in differentiating our products through our use of targeted pricing plans and the introduction of new products and services. We also use the AT&T brand name and logo, provide superior customer care and are able to engage in cross marketing arrangements with AT&T.

      Targeted marketing. We target groups of customers who share common characteristics or have common needs. Common characteristics may be usage (frequent travelers), social group (families), age (youth market) or any other distinctive measures. We then attempt to create a compelling offer by combining rate plans, product promotions and features that meet the particular needs of that targeted group and that we believe we can provide at a competitive advantage. We have expanded our targeted marketing efforts to include new groups of customers, and as a result we may experience upward pressure on the rate of customers moving between competitors, known as “churn”. Also consistent with this strategic initiative, we expect to continue to experience a decrease in average revenue per user.

      AT&T brand name. We prominently feature the AT&T brand name and logo on our products and services. We have benefited from AT&T’s national advertising to build our brand awareness. We believe that the use of the AT&T brand name, one of the most well known in the U.S., will continue to be a distinct marketing advantage.

      In January 2002, we launched our new brand advertising and marketing program using the theme “mLife.” The campaign emphasizes the ability of wireless communications to keep people connected while letting them be free of the limitations inherent in wired communication.

Customer care and support

      We place a high priority on providing our customers with the best customer care and support. Subscribers can access their account, add or delete certain features, pay their invoice and obtain answers to routine inquiries through our website. In addition, customers can reach our customer care representatives for answers regarding their service, activation, changing service plans and other service options. Customer care representatives are accessible from any point within the network on an AT&T Wireless handset at no charge or through any other telephone by calling a toll-free number. In addition, certain large enterprise customers may utilize a customized extranet for ease of customer service.

      As part of our customer care program, we seek to identify customers who are at risk of changing service providers. In these cases, we have programs that assist customers in upgrading their equipment, in changing their rate plan so they are on a plan that is appropriate for their calling needs and in understanding how to get the full benefits from their service. We communicate these programs through individualized and general communications, and utilize these programs to minimize the risk of customers switching to another service provider.

Sales and distribution

      We market our wireless services in our managed markets under the AT&T Wireless brand name. We market wireless services to business and residential customers through a direct sales force, through sales points of presence in 837 company-owned stores as of December 31, 2001, and kiosks and other customer points of presence, including the Internet and inbound call centers, and through local and national non-affiliated retailers and dealers across the U.S. We also distribute our services through resellers.

      Dealers are independent contractors that solicit customers for our service, and, typically, include specialized wireless stores, specialized electronics stores and department stores. We generally pay our dealers a commission for each customer that uses our service for a specified period, and may make residual or account management payments to the dealer based on the customer’s ongoing service charges.

      Resellers represent a low cost, non-exclusive distribution channel that expands our market reach. We receive less revenue per resale subscriber than we do for our own subscribers due in part to reseller discounts. Resale subscribers are customers of the reseller and therefore we do not have a customer relationship with the subscriber. We do not incur significant subscriber acquisition costs or direct customer care costs with respect to these customers.

Rates and billing

      Our charges may include fees for service activation, monthly access, per-minute airtime, data usage, customer-calling features, taxes and surcharges. We manage our exposure to bad debt by reviewing prospective customers for creditworthiness and by deactivating accounts that reach a specific date past due.

International

      We own minority interests in wireless carriers in a number of areas including Canada, India, Europe, Indonesia and Taiwan. We recently have refocused our international objectives on enlarging our footprint to extend throughout North America, as well as enhancing our ability to service the global needs of our multinational customers. In 2001, we began monetizing our non-strategic international minority investments.

We may, from time to time, acquire interests in additional entities or dispose of or consolidate our existing international holdings.

			POPs Covered	Percentage
Country	Entity	Description	(in millions)(1)	Ownership(2)

Canada	Rogers Wireless Communications, Inc.	Nationwide TDMA network and GSM/ GPRS overlay	29	34.4%
Czech Republic	EuroTel Praha, spol. s.r.o.	Nationwide NMT 450 and and GSM 900 networks	10	24.5%
India	Birla Tata AT&T Ltd.	GSM networks in Goa, Gujarat, Maharashtra, Andhra Pradesh, and Madhya Pradesh	95	33.0	%(3)
India	BPL Cellular Ltd.	GSM networks in Tamil Nadu, Kerala, and Maharashtra	52	49.0	%(3)
Indonesia	PT AriaWest International	Fixed line local network and unbuilt PCS license in West Java	NA	35.0%
Slovakia	EuroTel Bratislava a.s.	Nationwide NMT 450 and GSM 900 networks	5	24.5%
Taiwan	Far EasTone Telecommunications, Ltd.	Nationwide GSM 900 and 1800 networks	22	22.7%

(1)	Amount of population covered by the entity’s network in its country, as of March 1, 2002.

(2)	As of March 1, 2002.

(3)	In 2000, the wireless operator in which we originally held a 49% stake, Birla AT&T Communications Ltd., entered into an agreement to merge with the wireless operations of Tata Cellular, Ltd. The merger closed in late 2001. We now own a 33% stake in the new merged entity Birla Tata AT&T Ltd. In addition, we are currently a party to a preliminary agreement to consolidate Birla Tata AT&T Ltd. with BPL Mobile Communications Ltd. and some portions of BPL Cellular Ltd. BPL Mobile Communications Ltd. owns and operates a cellular business in the city of Mumbai, India. It is currently owned by BPL Communications Ltd. (74%) and France Telecom (26%). BPL Cellular Ltd., a company owned by BPL Communications Ltd. (51%) and AT&T Wireless (49%), owns and operates cellular businesses in the Indian states of Maharastra, Kerala and Tamil Nadu. In connection with the planned consolidation, BPL Cellular Ltd. will separate its Maharastra cellular business and only combine its Kerala and Tamil Nadu cellular businesses with those of Birla Tata AT&T Ltd. and BPL Mobile Communications Ltd. There can be no assurance that the consolidation will occur. The preliminary agreement is subject to a number of conditions, including obtaining approvals of the boards of all of the participants to the consolidation. If all conditions are satisfied and a consolidation occurs as contemplated in the preliminary agreement, we estimate that our direct and indirect ownership will be approximately 24% of the consolidated entity.

Our Relationship with Alaska Native Wireless, LLC

      In 2001, we agreed to invest $2.6 billion in exchange for a combination of a non-controlling equity interest in and debt securities issued by Alaska Native Wireless, LLC, in connection with Alaska Native Wireless’ successful bids in the C and F Block reauction, which ended January 26, 2001. At the conclusion of the auction, Alaska Native Wireless was the high bidder on approximately $2.9 billion in licenses. The trustee in NextWave Telecom, Inc.’s Chapter 11 bankruptcy proceeding and the unsecured creditors of NextWave commenced litigation that challenged the right of the FCC to re-auction the 1900 megahertz licenses that

NextWave acquired in prior FCC auctions, but which were later reclaimed by the FCC. On June 22, 2001, a federal appeals court ruled that the FCC had acted improperly in repossessing from NextWave the spectrum sold in the reauction. The FCC subsequently reissued the licenses in NextWave’s name. On March 4, 2002, the U.S. Supreme Court agreed to review the case. If the appeals court decision is not reversed and the results of the auction upheld, or the parties are not able to reach a settlement, or if Alaska Native Wireless is otherwise unable to acquire the licenses for which it was the high bidder, it could have a significant adverse impact on our plans to provide or enhance services in key new and existing markets.

      Although Alaska Native Wireless is obligated to use technology that is compatible and interoperable with our digital mobile wireless network, no commitments have been made by Alaska Native Wireless concerning the deployment of the licenses for which it was high bidder. Fifteen licenses were awarded to Alaska Native Wireless in March 2002 pursuant to the C and F block reauction concluded in 2001. Under certain conditions, at the fifth anniversary of the first date on which licenses won in the auction are granted to Alaska Native Wireless, and in addition to other means by which they may transfer their interests, the other owners of Alaska Native Wireless have the right to require us to purchase their equity interests. Based on the grant of licenses in March 2002, if this right were exercised five years thereafter, the price could be as much as approximately $1.1 billion and would be payable, at our option, in cash or marketable securities. The amount would be less if the right were exercised earlier.

Mobile wireless network

      Coverage. As of December 31, 2001, our built network, including affiliate markets, covered approximately 99% of the U.S. population, including operations in all 50 of the largest U.S. metropolitan areas. Our wireless network operates using both 850 megahertz and 1900 megahertz licenses. Where agreements are in place, we are able to offer service to customers of other wireless providers when they roam through our service area, and our subscribers can roam through other wireless providers’ service areas.

      TDMA network. We chose time division multiple access, or TDMA, technology for our second-generation voice digital network. TDMA permits the use of advanced tri-mode handsets that allow for roaming across analog and digital systems and across 850 megahertz and 1900 megahertz spectrums. This digital technology allows for enhanced services and features, such as short alphanumeric message service, extended battery life, added call security and improved voice quality. TDMA’s hierarchical cell structure enables us to enhance network coverage with lower incremental investment through the deployment of smaller, lower range cell sites than are generally used. TDMA equipment is available from leading telecommunication vendors such as Lucent, Sony Ericsson Mobile Communications and Nortel Networks Inc. A number of other wireless service providers have chosen CDMA or GSM as their current digital wireless technology.

      GSM/ GPRS network. Starting in the second half of 2001, we began to deploy a GSM/ GPRS platform for interim improvements in wireless data capabilities on the evolutionary path to third-generation data services, as well as associated voice services. As of December 31, 2001, we had deployed our GSM/ GPRS network in markets representing approximately 45% of the population covered by our licenses. This platform, which is being deployed as an overlay on our second-generation voice network, provides a cost effective means for us to offer customers a wide range of data service offerings earlier than previously planned using the interim enhanced wireless data standards GPRS and EDGE. These interim standards provide faster data speeds than our previous data network technology. In the longer term, this platform is expected to provide multimedia services using the anticipated global standard of UMTS.

Competition

      Competition for subscribers among wireless service providers is based principally upon the services and features offered, call quality, customer service, system coverage and price. Our ability to compete successfully will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. Increased competitive pressures, the introduction and popularity of new products and services, including prepaid phone products, as well as a general softening of the economy, could adversely affect our results, increase our churn and decrease our average revenue per user. Our primary national competitors are Cingular, Verizon Wireless, Nextel Communications, Deutsche Telekom/ VoiceStream Wireless and Sprint PCS.

      In addition, the wireless communications industry has been experiencing significant consolidation and we expect that this consolidation will continue. Mergers or joint ventures of Bell Atlantic/ GTE/ Vodafone AirTouch (now called Verizon), SBC/ Bell South/ Ameritech (now called Cingular) and Deutsche Telekom/ VoiceStream Wireless (now called TMobile) have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources to respond to our offerings. These mergers or ventures have caused our ranking to decline to third in U.S. revenue and U.S. subscriber share. We also ranked third in terms of U.S. population covered by licenses, or POPs, including affiliates. As a result, these competitors may be able to offer nationwide services and plans more quickly and more economically than we can and may be able to obtain roaming rates that are more favorable than those we obtained, and may be better able to respond to our offers.

      Our 850 MHz cellular operations have always experienced direct competition from the second cellular licensee in each market. Beginning in 1997, we began experiencing competition from as many as six license holders in certain markets. Competition from new providers in our markets will continue to increase as the networks of license holders are built out over the next several years. In addition, the Federal Communications Commission (“FCC”) is likely to offer additional spectrum for commercial mobile radio service, or CMRS, licenses in the future using existing or new technologies. Wireless services are provided over CMRS. See also “Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition — Factors Relating to Our Business — AT&T Corp.’s restructuring may adversely impact our competitive position.”

Patents and Trademarks

      We and our subsidiaries own numerous patents in the U.S. and foreign countries. The foreign patents are generally counterparts to the U.S. patents. Our U.S. patents and licensed patents have remaining lives generally ranging from one to 19 years. Many of these patents are licensed to others, and we and our subsidiaries are licensed to use certain patents licensed from others. Upon our split-off from AT&T, we and AT&T granted to each other royalty-free cross-licenses to the patents owned as of the time of the split-off as well as certain patents issuing from patent applications pending at the time of the split-off.

      AT&T has numerous trademarks registered throughout the world. AT&T considers many of its trademarks to be valuable assets, particularly the AT&T brand name and globe logo. We currently have access to these trademarks, including the AT&T brand name and globe logo, in the U.S. and other countries. Since the split-off, we have been licensed by AT&T to use a number of AT&T’s trademarks that we have been using to date, including the AT&T brand name and globe logo. The initial term of the license is five years, with the right to renew the license for an additional five years. The license is royalty free, but includes a brand maintenance fee computed as a percentage of our gross revenue on services using the licensed trademarks. That percentage during the initial term declines over one- or two-year increments; and, during the renewal term, the percentage remains at the percentage set for the final year of the initial term. This license will be exclusive and world-wide for wide-area mobile wireless services, with the exception of certain countries in which AT&T has already licensed the brand for these services.

      In total, these patents, patent applications, trademarks and licenses are material to our business.

Employees

      As of February 28, 2002, we employed approximately 33,000 individuals in our operations, including our fixed wireless operations, virtually all of whom are located in the U.S.

Seasonality

      The wireless industry, including us, has experienced a trend of generating a significantly higher number of customer additions and handset sales in the fourth quarter of each year as compared to the other three fiscal quarters. A number of factors contribute to this trend, including the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season, the timing of new product and service announcements and introductions, competitive pricing pressures, and aggressive marketing and promotions.

Spectrum

      We provide mobile voice services using both 850 megahertz cellular and 1900 megahertz PCS licenses. We do not manage our business for these spectrums separately. Rather, we manage our business to provide network coverage irrespective of the spectrum. From a marketing and operational perspective, we define and manage our markets geographically, usually around an urban area or other geographic region. These geographic markets may use either 850 megahertz or 1900 megahertz spectrum or both. Geographic markets that use predominantly 850 megahertz spectrum have been in operation longer and therefore are more mature than those markets that exclusively use 1900 megahertz spectrum.

      The 850 megahertz wireless markets originally used analog based systems, although digital technology has been introduced in most markets. As of December 31, 2001, we have upgraded 99% of our 850 megahertz markets to digital based systems. The 1900 megahertz markets all are digital.

      We, including our affiliate markets, held 850 megahertz and 1900 megahertz licenses to provide wireless services covering approximately 99% of the U.S. population as of December 31, 2001. As shown in the table below, as of December 31, 2001, approximately 88% of the U.S. population was covered by at least 30 megahertz of wireless spectrum:

	Licensed POPs	% of Total	Number of Top 50
Spectrum	(in millions)*	U.S. POPs**	U.S. Licensed Markets

10-15 megahertz	15	6%	0
20-25 megahertz	15	5%	1
30 megahertz or greater	249	88%	49
Total	279	99%	50

*	Amount of U.S. population covered by licenses held by us, including affiliate markets.

**	Amount that “Licensed POPs” represents as a percentage of total U.S. population, based on total U.S. population of 281 million as of December 31, 2001.

Technology

      Second-generation digital systems in the U.S., whether in the 850 megahertz or 1900 megahertz spectrum, convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. We believe that digital technology offers many advantages over analog technology, including substantially increased network capacity, greater call privacy, enhanced services and features, lower operating costs, reduced susceptibility to fraud and the opportunity to provide improved data transmissions.

      Second-generation digital systems use one of three principal signal transmission technologies, or standards, none of which is compatible with the others:

•	TDMA, or time division multiple access,

•	CDMA, or code division multiple access, or

•	GSM, or global system for mobile communications.

      We believe that three of the five recognized advanced digital signal transmission technologies, or standards, which are in various stages of development, have more commercial momentum than the remaining two. These three are:

•	EDGE, or enhanced data rates for global evolution,

•	CDMA 2000, and

•	UMTS, or universal mobile telecommunications systems.

      These so-called “third-generation” technologies will allow high-speed wireless packet data services and ultimately voice services using Internet Protocol. Widespread deployment of third-generation technology is expected to occur in the industry beginning in 2002. A fourth technology, GPRS, or general packet radio service, is generally considered to be an interim step between current and third-generation technologies. GPRS standards have been developed by recognized standards-setting bodies, and there has been some commercial deployment by carriers outside the U.S. and some U.S. carriers have announced plans to deploy this technology. Third-generation EDGE standards also are complete and equipment is available. UMTS standards, which have been completed, address more complex data applications. UMTS became available in Japan in 2001, and equipment for use in Europe and North America is currently under development. Some carriers have selected CDMA 2000 as their path to wideband data applications, as an alternative to the sequence of GPRS, EDGE, and UMTS technologies we selected as our path. UMTS is also known as W-CDMA, or wideband code division multipleband access. Despite the similarity of the acronyms, CDMA 2000 and W-CDMA are not compatible.

Regulatory Environment

      The FCC regulates the licensing, construction, operation, acquisition, sale and resale of wireless systems in the U.S. pursuant to the Communications Act of 1934 and the associated rules, regulations and policies promulgated by the FCC. FCC terminology distinguishes between “cellular” licenses, which utilize frequencies in the 850 megahertz band, and “PCS” licenses, which utilize frequencies in the 1900 megahertz band. The different types of licenses and their associated systems may have differing technical characteristics.

Licensing of wireless services systems

      We own protected geographic service area licenses granted by the FCC to provide cellular service and PCS. We also own licenses granted by the FCC to provide point-to-multi-point and point-to-point communications services in various bands.

      A cellular system operates on one of two 25 megahertz frequency blocks that the FCC allocates for cellular radio service. Cellular systems generally are used for two-way mobile voice applications, although they may be used for data applications and fixed wireless services as well. Cellular licenses are issued for either metropolitan service areas or rural service areas. Initially, one of the two cellular licenses available in each metropolitan service area or rural service area was reserved for and awarded to a local exchange telephone company (“wireline company”), while the other license was reserved for and awarded to an entity that was not a local exchange telephone company (“non-wireline company”). In both situations, initial cellular licenses were awarded either through the comparative hearing process or by the conduct of lotteries. Licenses were issued beginning in 1983, and over the years, as a result in changes in the FCC’s rules and numerous license transfers and corporate reorganizations, there is no longer a distinction between “wireline” and “non-wireline” cellular licenses.

      A PCS system operates on one of six frequency blocks allocated for personal communications services. PCS systems are used for two-way voice applications as well as data and other types of communications as well. For the purpose of awarding PCS licenses, the FCC has segmented the U.S. into 51 large regions called major trading areas (“MTAs”), which are comprised of 493 smaller regions called basic trading areas (“BTAs”). The FCC initially awarded two PCS licenses for each MTA and four licenses for each BTA. The two MTA licenses authorize the use of 30 megahertz of spectrum. One of the BTA licenses was initially for 30 megahertz of spectrum, and the other three are for 10 megahertz each. Subject to some conditions, the FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party.

      The FCC awarded initial PCS licenses by auction. Auctions began with the 30 megahertz MTA licenses and concluded in 1998 with the last of the BTA licenses. However, in March 1998, the FCC adopted an order that allowed financially-troubled entities that won 30 megahertz C-Block PCS licenses at auction to obtain financial relief from their payment obligations and to return some or all of their C-Block licenses to the FCC for reauctioning. The FCC completed the reauction of the returned licenses in April 1999. In addition, certain of the originally-awarded C-Block licenses are currently in bankruptcy proceedings. The FCC cancelled some of these licenses, and completed the reauction of the licenses in January 2001. The FCC’s cancellation of the licenses was successfully challenged in U.S. Court of Appeals for the District of Columbia Circuit by one of the bankrupt licensees. The U.S. Supreme Court has agreed to review the case.

      Under the FCC’s current spectrum aggregation rules, no entity may hold attributable interests, generally 20% or more of the equity of, or an officer or director position with, the licensee, in licenses for more than 55 megahertz of PCS, cellular and certain specialized mobile radio services where there is significant overlap in any geographic area. Significant overlap will occur when at least 10% of the population of the PCS licensed service area is within the cellular and/or specialized mobile radio service area(s). The FCC’s spectrum aggregation rules are scheduled to be eliminated on January 1, 2003.

      CMRS licenses have a 10-year term, at the end of which term they must be renewed. The FCC will award a renewal expectancy to a CMRS wireless licensee that has provided substantial service during its past license term, and has substantially complied with applicable FCC rules and policies and the Communications Act. Licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for licenses will be considered in comparative hearings.

      All CMRS wireless licensees must satisfy specified coverage requirements. Cellular licenses were required, during the five years following the initial grant of the respective license, to construct their systems to provide service (at a specified signal strength) to the territory encompassed by their service area. Failure to provide such coverage resulted in reduction of the relevant license area by the FCC. All 30 megahertz A, B and C block PCS licensees must construct facilities that provide coverage to one-third of the population of the service area within five years of the initial license grants and to two-thirds of the population within ten years. All D, E and F block PCS licensees and certain 10 and 15 megahertz C block licensees must construct facilities that provide coverage to one-fourth of the population of the licensed area or “make a showing of substantial service in their license area” within five years of the original license grants. Other licenses issued by the FCC that we hold are subject to different renewal requirements. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

      In an effort to balance the competing interests of existing microwave users in the PCS bands and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such incumbent microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, those licensees will share the cost of the relocation. The transition period contemplates negotiations between microwave licensees and PCS licensees to accomplish the transition and to govern the terms and conditions of the transition of microwave licensees from the PCS spectrum. Generally, there is a “voluntary” negotiation period during which incumbent microwave licensees can, but do not have to, negotiate with PCS licensees. This is followed by a “mandatory” negotiation period during which incumbent microwave licensees must negotiate in good faith with PCS licensees.

      Wireless systems are subject to certain Federal Aviation Administration regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC’s environmental regulations. State or local zoning and land use regulations also apply to tower siting and construction activities. We expect to use common carrier point-to-point microwave facilities to connect certain wireless cell sites, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

      The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of commercial mobile radio service, which includes PCS and cellular service. The FCC does not regulate commercial mobile radio service or private mobile radio service rates. However, commercial mobile radio service providers are common carriers and are required under the Communications Act to offer their services to the public without unreasonable discrimination. The FCC’s rules currently require providers to permit others to resell their services for a profit; however, these rules will expire in 2002.

Transfers and assignments of spectrum licenses

      Except for transfers of control or assignments that are considered “pro forma,” the Communications Act and FCC rules require the FCC’s prior approval for the assignment of a license or transfer of control of a licensee of a PCS or cellular system and other types of wireless licenses. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of licenses won at auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval subject to the FCC’s spectrum aggregation limits. However, notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the Federal Trade Commission or the Department of Justice may be required if we sell or acquire interests over a certain size. Approval by state or local regulatory authorities having competent jurisdiction may also be required in some circumstances.

Foreign ownership

      Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed permitted levels, the FCC could revoke our FCC licenses. Recently, we obtained a declaratory ruling from the FCC that affirmatively approves the level of ownership in us held by non-U.S. citizens or foreign corporations. The same declaratory ruling allows non-U.S. citizens or foreign corporations to increase the level of ownership held in us by an additional 25%, subject to certain qualifications, including a requirement that the equity held is “non-controlling” equity.

Regulatory environment

      The FCC has announced rules for making emergency 911 services available by cellular, PCS and other commercial mobile radio service providers, including enhanced E911 services that provide the caller’s telephone number, location and other useful information. Commercial mobile radio service providers are required to take actions enabling them to relay a caller’s automatic number identification and location (initially the location of the cell site first transmitting the call, and ultimately by an approximation of the caller’s actual location) if requested to do so by a public safety dispatch agency. Providers may use either network or handset-based technologies to provide the approximation of the caller’s actual location. There is no requirement that dispatch agencies reimburse the provider for their costs of deploying such technologies. E911 service must be made available to users with speech or hearing disabilities, but this requirement does not apply to providers of digital wireless services until mid-2002. Finally, wireless handsets capable of receiving analog signals must be able to complete E911 calls using the strongest analog signal available to the caller, even if the caller does not subscribe to the carrier providing the strongest signal. State actions incompatible with the FCC rules are subject to preemption by the FCC. We received a waiver of certain aspects of the FCC’s Phase II location rules to permit us to implement certain location technologies for our GSM network, and recently asked to have that waiver modified. There can be no assurance that the request will be granted. We are currently engaged in discussions with the FCC concerning a possible consent decree to resolve E911 compliance issues for our TDMA network.

      On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act of 1996. Although many of the provisions of this order were struck down by the U.S. Court of Appeals for the Eighth Circuit, on January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit and upheld the FCC in all respects material to our operations. On June 10, 1999, the Eighth Circuit issued an order requesting briefs on certain issues it did not address in its earlier order, including the pricing regime for interconnection. While appeals have been pending, the rationale of the FCC’s order has been adopted by many states’ public utility commissions, with the result that the charges that cellular and PCS operators pay to interconnect their traffic to the public switched telephone network have declined significantly from pre-1996 levels. In July 2000, the Eighth Circuit rejected certain aspects of the FCC’s pricing methodology, but stayed its order pending appeal by affected parties to the U.S. Supreme Court. The U.S. Supreme Court heard oral argument on this case in October 2001.

      In its implementation of the Telecommunications Act, the FCC established federal universal service requirements that affect commercial mobile radio service operators. Under the FCC’s rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies for the first time; however, they are also required to contribute to the federal universal service fund and can be required to contribute to state universal funds. Many states are moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from commercial mobile radio service providers. The FCC’s universal service order was modified on appeal in the U.S. Court of Appeals for the Fifth Circuit. The court’s ruling has had the effect of reducing commercial mobile radio service provider support payments required for the federal universal service programs. The FCC is currently considering proposals to further modify its rules governing universal service contributions. Some of these proposals could increase the amount of support payments required of commercial mobile radio service providers. We cannot predict at this time which if any of these proposals will be adopted and what effect they would have on our contribution obligation.

      The FCC has adopted rules on telephone number portability that will enable customers to migrate their landline and cellular telephone numbers to cellular or PCS providers and from a cellular or PCS provider to another service provider. On February 8, 1999, the FCC extended the deadline for compliance with this requirement to November 24, 2002, subject to any later determination that number portability is necessary to conserve telephone numbers. Another carrier has asked the FCC to forbear from applying this requirement to cellular and PCS carriers. While we supported this petition, there can be no assurance that the request will be granted.

      The FCC has also adopted rules requiring cellular and PCS providers to provide certain functions to facilitate electronic surveillance by law enforcement officials by September 30, 2001, and others by November 19, 2001. The FCC will establish a new date by which carriers must be able to provide additional surveillance capabilities, which will be no later than June 30, 2002. We have sought permission for a flexible deployment schedule from the FCC. The FCC has not ruled on the request and there can be no assurance that the FCC will grant the request. In addition, in August 2000, the U.S. Court of Appeals for the District of Columbia Circuit invalidated some of these rules and remanded them to the FCC for further consideration. Various other petitions are pending before the FCC seeking suspension or further extensions of the deadlines applicable to providing surveillance capabilities. It is not known how the FCC will revise its rules or whether it will extend any of the compliance deadlines or what the scope of penalties for failing to comply may be.

      In 1997, the FCC determined that the rate integration requirement of the Communications Act of 1934 applies to the interstate, interexchange services of commercial mobile radio service providers. Rate integration requires a carrier to provide service between the continental U.S. and offshore U.S. states and territories under the same rate structure applicable to service between two points in the continental U.S. The FCC delayed implementation of the rate integration requirements with respect to the wide area rate plans we offer pending further reconsideration of its rules. The FCC also delayed the requirement to integrate commercial mobile radio service long-distance rates among commercial mobile radio service affiliates. On December 31, 1998, the FCC reaffirmed, on reconsideration, that its interexchange rate integration rules apply to interexchange commercial mobile radio service services. The FCC announced it would initiate a further proceeding to determine how integration requirements apply to typical commercial mobile radio service offerings, including one-rate plans. In July 2000, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC’s holding that the Communications Act unambiguously extends rate integration to providers of commercial mobile services. The court remanded the matter to the FCC for further consideration. Pending conclusion of this further proceeding, the rate integration requirement does not apply to commercial mobile services. To the extent that we are required to offer services subject to the FCC’s rate integration requirements, our pricing flexibility will be reduced. We cannot assure you that the FCC will decline to impose rate integration requirements on us or decline to require us to integrate our commercial mobile radio service long-distance rates across our commercial mobile radio service affiliates.

      In 1998, the FCC adopted new rules limiting the use of customer proprietary network information by telecommunications carriers in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. Certain provisions of these rules were struck down by the U.S. Court of Appeals for the Tenth Circuit in 1999, and the effectiveness of these provisions has been stayed pending reconsideration by the FCC.

      State commissions have become increasingly aggressive in their efforts to conserve numbering resources. Examples of state conservation methods include: number pooling, number rationing and code sharing. A number of states have petitioned the FCC for authority to adopt “technology specific” overlays that would require wireless providers to obtain telephone numbers out of a separate area code and may require wireless providers to change their customers’ telephone numbers. These efforts may impact wireless service providers by imposing additional costs or limiting access to numbering resources.

      The FCC has adopted detailed billing rules for landline telecommunications service providers and applied a number of these rules to CMRS providers. The FCC is considering whether carriers that decide to pass through their mandatory universal service contributions to their customers should be required to provide a full explanation of the program, and whether to ensure that the carriers that pass through their contribution do not recover amounts greater than their mandatory contributions from their customers. Adoption of some of the FCC’s proposals could increase the complexity of our billing processes and restrict our ability to bill customers for services in the most commercially advantageous way.

      The FCC has adopted an order that determines the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The order requires telecommunications services providers to offer equipment and services that are accessible to and useable by persons with disabilities. While the rules exempt telecommunications carriers from meeting general disability access requirements if such results are not readily achievable, it is not clear how liberally the FCC will construe this exemption. Accordingly, the rules could require us to make material changes to our network, product line, or services at our expense.

      The FCC has adopted rules specifying standards and the methods to be used in evaluating radio frequency emissions from radio equipment, including network equipment and handsets used in connection with CMRS. These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit. The U.S. Supreme Court declined to review the Second Circuit’s ruling. Our network facilities and the handsets we sell to customers comply with these standards.

      Media reports have suggested that some radio frequency emissions from wireless handsets may be linked to health concerns, including the incidence of cancer. Although some studies have suggested that radio frequency emissions may cause certain biological effects, all of the expert reviews conducted to date have concluded that the evidence does not support a finding of adverse health effects but that further research is appropriate. Earlier this year, Cellular Telecommunications Industry Association entered into a Cooperative Research and Development Agreement to sponsor such research.

      Studies have shown that some hand-held digital telephones may interfere with some medical devices, including hearing aids and pacemakers. The Food and Drug Administration has recently issued guidelines for the use of wireless phones by pacemaker wearers. Additional studies are underway to evaluate and improve the compatibility of hearing aids and digital wireless phones.

State and local regulation

      State and local governments are preempted from regulating either market entry by, or the rates of, wireless providers. However, state governments can regulate other terms and conditions of wireless service and several states have imposed, or have proposed legislation that will impose, various consumer protection regulations on the wireless industry. As noted above, states also may impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC and have been delegated certain authority by the FCC in the area of number allocation and administration. At the local level, wireless facilities typically are subject to zoning and land use regulation. However, under the Telecommunications Act, neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or unreasonably discriminate against a carrier. Numerous state and local jurisdictions have considered imposing conditions on a driver’s use of wireless technology while operating a motor vehicle, and a few have actually done so.

Our Relationship with AT&T Corp.

      On July 9, 2001, we split from AT&T as an independent public company. Prior to the split-off, our business was run as a division of AT&T referred to as AT&T Wireless Group, the economic value of which was intended to be reflected by AT&T Wireless Group tracking stock, which was a class of common stock of AT&T that was listed on the New York Stock Exchange under the symbol “AWE.” AT&T Wireless Group was an integrated set of businesses, assets and liabilities consisting of AT&T’s wireless operations. We continue to have contractual and commercial relationships with AT&T following the split-off.

          Agreements between AT&T and us relating to the split-off

      The specific terms and conditions of the split-off are governed by a separation and distribution agreement between AT&T and us. In addition, we and AT&T have entered into a number of other agreements in connection with the split-off, which are summarized below. The summaries of these documents that follow are qualified in their entirety by reference to the full text of these documents, which are incorporated into this document by reference.

          Separation and Distribution Agreement

      The separation and distribution agreement sets forth the agreements between us and AT&T with respect to the principal corporate transactions required to effect the split-off, and a number of other agreements governing the relationship between us and AT&T following the split-off.

      The Separation. Pursuant to an asset transfer agreement and the separation and distribution agreements described below, AT&T has transferred, or caused its subsidiaries to transfer, to us:

•	all assets allocated to AT&T Wireless Group by AT&T’s charter that were not then held by us;

•	all assets reflected in the most recent balance sheet of AT&T Wireless Group that were not then held by us;

•	specified contracts that relate to AT&T Wireless Group; and

•	other specified assets.

These assets are referred to as the “additional wireless group assets.”

      We also agreed to assume or fulfill:

•	all liabilities allocated to AT&T Wireless Group by AT&T’s charter to which we or our subsidiaries were not then subject;

•	all liabilities reflected in the most recent balance sheet of AT&T Wireless Group to which we were not then subject;

•	all liabilities to the extent arising out of, relating to or resulting from the operations of AT&T Wireless Group, including its contracts and assets;

•	all liabilities to the extent arising out of, relating to or resulting from terminated, divested or discontinued businesses and operations that were part of AT&T Wireless Group immediately before termination, divestiture or discontinuation;

•	all liabilities to the extent arising out of, relating to or resulting from, a specified list of litigation;

•	all liabilities to the extent arising out of, relating to or resulting from the provision of, or failure to provide, telecommunications services by AT&T Wireless Group;

•	a portion of the liabilities, if any, resulting out of an action relating to AT&T Wireless Group’s assets in Malaysia, subject to certain adjustments;

•	a portion of the liabilities, if any, arising out of specified purported securities class action litigation to the extent relating to AT&T Wireless Group tracking stock;

•	specified liabilities resulting from the split-off;

•	obligations and commitments under specified contracts; and

•	other specified liabilities.

These liabilities are referred to as “additional wireless group liabilities.”

      Generally, neither we nor AT&T made any representation or warranty as to:

•	the assets, businesses or liabilities transferred or assumed;

•	any consents or approvals required in connection with that transfer or assumption;

•	the value or freedom from any lien or other security interest of any of the additional wireless group assets; and

•	the absence of any defenses or freedom from counterclaim relating to any claim of any person, or as to the legal sufficiency of any assignment, document or instrument delivered to convey title to any asset transferred.

In addition, the wireless group assets were transferred on an “as is,” “where is” basis, and we bear the economic and legal risks that the conveyance is insufficient to vest good and marketable title, free and clear of any lien or other security interest.

      We and AT&T generally also have agreed to terminate all agreements, understandings and arrangements among us and AT&T with specified exceptions. We have repaid the full amount of the principal and accrued but previously unpaid interest of all outstanding indebtedness owed by AT&T Wireless Group to AT&T and the face value and accrued but previously unpaid dividends on all preferred stock in AT&T Wireless Group held by AT&T.

      Releases and Indemnification. The separation and distribution agreement generally provides for a full and complete release and discharge as of the date of the completion of the mandatory exchange of all liabilities existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the date of the completion of the mandatory exchange between or among AT&T and its affiliates, on the one hand, and us and our affiliates, on the other hand, including any contractual agreements or arrangements existing or alleged to exist between or among those parties on or before that date.

      We have agreed to indemnify, defend and hold harmless AT&T and its affiliates, and each of their directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	the failure of us, or our affiliates, or any other person to pay, perform or otherwise promptly discharge any of the liabilities of AT&T Wireless Group or additional wireless group liabilities;

•	any liabilities of AT&T Wireless Group or additional wireless group liabilities;

•	any breach by us or our affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection with the separation and distribution agreement; and

•	specified disclosure liabilities.

      AT&T has agreed to indemnify, defend and hold harmless us and our affiliates, and each of our directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	the failure of AT&T or its affiliates or any other person to pay, perform or otherwise promptly discharge any liabilities of AT&T, other than liabilities of AT&T Wireless Group or additional wireless group liabilities;

•	any liabilities of AT&T, other than liabilities of AT&T Wireless Group or additional wireless group liabilities;

•	any breach by AT&T or its affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection with the separation and distribution agreement; and

•	specified disclosure liabilities.

      The separation and distribution agreement also specifies procedures for claims for indemnification made under the provisions described above.

      Agreement on split-off taxes and limitations on future transactions. Under the separation and distribution agreement, we are responsible for any tax liability and any related liability (e.g., interest, penalties, accounting, legal and other professional fees, etc.) that results from the split-off failing to qualify as a tax-free transaction, unless any such liability was caused by:

•	the inaccuracy of certain factual representations made by AT&T in connection with obtaining a private letter ruling from the IRS (or in connection with obtaining a tax opinion); or

•	a post-split-off transaction with respect to the stock or assets of AT&T.

      In addition, we have agreed that, for a period of 30 months from the date of the distribution:

•	we will continue to be a company engaged in the active conduct of a trade or business as defined in Section 355(b) of the Internal Revenue Code; and

•	we will not enter into any transaction or transactions as a result of which any person or group of related persons would acquire, or have the right to acquire, our stock that represents more than 5% of the vote or value of all outstanding shares of our stock and we will not take any other action (including action inconsistent with the representations made to the IRS or counsel in connection with split-off rulings or opinions) that could be reasonably likely (taken together with other relevant transactions) to jeopardize the tax-free status of the split-off to AT&T or its shareholders, in each case unless

—	AT&T determines that the transaction or transactions would not render the split-off taxable; or

—	We or AT&T, at AT&T’s election, obtain a tax opinion or private letter ruling from the IRS confirming that the subsequent transaction will not render the split-off taxable.

      Amendments and waivers. The separation and distribution agreement provides that no provisions of it or any ancillary agreement will be deemed waived, amended, supplemented or modified by any party unless the waiver, amendment, supplement or modification is in writing and signed by the authorized representative of the party against whom that waiver, amendment, supplement or modification is sought to be enforced.

          Brand License Agreement

      We and AT&T have entered into a brand license agreement. This agreement gives us rights to continue to use specified AT&T brands, including the AT&T globe design and the AT&T trade dress. The rights are granted royalty free, although we are required to pay a maintenance fee. The brand license agreement allows us to use these AT&T brands, alone or in combination with our other marks, for the following:

•	provision of our mobile wireless services (including so-called third-generation services),

•	residential fixed wireless services, and

•	certain ancillary products and services.

      We have these rights for five years following the completion of the split-off. After the initial five-year period, we may renew our rights to these AT&T brands for an additional five-year period. During the initial or renewal period, we may terminate the brand license agreement on 12 months prior notice. In addition, we may continue to use these AT&T brands during a transition period after the brand license agreement is terminated.

      We are able to use these AT&T brands exclusively in connection with the following:

•	wide-area mobile cellular services,

•	aircraft to ground services,

•	specified ancillary wireless services, and

•	certain wireless devices and portals.

      We are able to use these AT&T brands non-exclusively in connection with the following:

•	residential fixed wireless services in some territories;

•	specified content, equipment and software associated with our services; and

•	some wireless devices, portals and promotional products.

      During the term of the brand license agreement and within certain areas, AT&T will not license these brands to third parties for providing residential local telephony or high speed internet access services through services that would have directly competed with our residential fixed wireless services, unless AT&T, or its present or future affiliates, has an equity interest in the third party, provides a core component of those services or has a direct relationship with the end-user customers.

      In the two years following the split-off, we can obtain a non-exclusive license to use these AT&T brands for specified small business fixed wireless services if we enter into a distribution agreement with AT&T relating to fixed wireless services.

      We can generally use these AT&T brands worldwide except where AT&T has already granted exclusive brand licenses or where another AT&T unit has exclusive rights. AT&T also has granted a non-exclusive brand license in the Republic of China, and accordingly we do not have exclusive use of the AT&T brands in that area. With some conditions, we can extend some rights to use these AT&T brands to authorized dealers.

      To maintain our rights, we must comply with specified quality, customer care, graphics and marketing standards in connection with our use of these AT&T brands. While we are using the AT&T brands, we must also pay AT&T a brand maintenance fee. AT&T may terminate the brand license agreement in the event of a significant breach or a change of control of us.

      Master Carrier Agreement and Other Commercial Agreements

      We and AT&T have entered into a master carrier agreement. This agreement requires AT&T to provide voice and data telecommunications services to us for five years. AT&T will provide both wholesale services, which we will use as a component of wireless services we provide to our customers, and administrative services, for example, corporate usage that we will use ourselves.

      We are required to purchase in each year an amount of wholesale domestic voice services equal to our actual usage in 2001. The pricing at which AT&T provides these services is subject to internal and external benchmarking. We are not required to purchase from AT&T wholesale domestic voice services in excess of this commitment, although AT&T has a right to match any third party offers until 2003 for 80% of any excess. From 2003 until the agreement ends, we may purchase such service in excess of the commitment from any carrier.

      We are also required to purchase all international voice services from AT&T.

      We are required each year to purchase domestic administrative services, data and voice, at a level equal to 80% of our purchases in 2000. We will purchase our local connectivity and business needs from AT&T if AT&T meets committed levels of performance, and offers price and performance terms at least as favorable as those offered by other providers.

      We and AT&T also have entered into other commercial agreements. These include agreements:

•	governing the physical interconnection of their networks and other intercarrier arrangements;

•	relating to SS7 signaling services to be provided by us to AT&T’s business services unit;

•	agreements under which AT&T will provide space and power in various AT&T locations for our equipment; and

•	an agreement under which we will provide wireless services to AT&T for administrative purposes.

      Upon either party being acquired by a significant competitor of the other, the party not being acquired has a right to terminate certain of the agreements, including the network service agreement. Alternatively, the party not being acquired may elect to keep the network service agreement in effect with certain modifications. Those modifications will include eliminating AT&T’s right to match third party offers, and, if we are acquired, changing the domestic voice purchase requirement to 90% of the past twelve months usage, eliminating internal benchmarking, and increasing the frequency of external benchmarking.

          Agency and Referral Agreement

      We and AT&T also entered into an agency and referral agreement. This agreement covers AT&T’s acting as an agent on our behalf to assist us in obtaining business with AT&T’s business customers. Upon either party being acquired by a significant competitor of the other, the party not being acquired has the right to terminate this agreement.

          Employee Benefits Agreement

      We and AT&T entered into an employee benefits agreement that covers a wide range of compensation and benefit issues. In general, we are responsible for all obligations and liabilities relating to current and former employees of us and the AT&T Wireless Group and their dependents and beneficiaries after the split-off date, and AT&T is responsible for the obligations and liabilities before the split-off date. We refer to individuals who were employees of AT&T or its affiliates and were transferred to us or our affiliates as transferred individuals.

      Our plans recognize and credit transferred individuals with their full service with AT&T or its affiliates for purposes of participation, vesting and the schedule of benefits, but not for purposes of benefit accruals under defined benefit pension plans. Account balances of transferred individuals under AT&T defined contribution plans vested on the split-off date, and they were allowed to make a one-time election to transfer their accounts to our 401(k) Plan. Each transferred individual vested in his accrued benefit under the AT&T pension plans on the split-off date. Transferred individuals were also entitled to a distribution of their accounts under the AT&T Employee Stock Ownership Plan.

      Employee options to purchase AT&T common stock or AT&T Wireless Group tracking stock were adjusted as part of the split-off. The nature of the adjustment depended upon whether the option was granted for AT&T common stock or AT&T Wireless Group tracking stock. Options to purchase AT&T Wireless Group tracking stock were converted into options to purchase our common stock. Options to purchase AT&T common stock granted before January 1, 2001 were converted into two separate options, one to purchase AT&T common stock and another to purchase our common stock. Options to purchase AT&T common stock granted on or after January 1, 2001 were adjusted to increase the number of shares subject to the option, based on the relative market price of AT&T common stock immediately before and immediately after the split-off. All of the AT&T common stock options and AT&T Wireless Group tracking stock options referred to in this paragraph were subject to adjustment, with the intention of retaining the same intrinsic value of the options immediately before and after the adjustment. AT&T options held by our employees and AT&T Wireless Services options held by AT&T employees after the split-off were fully vested and continue to be exercisable for the scheduled option term. In all other respects, options to purchase our common stock and options to purchase AT&T common stock held by transferred individuals and current and former AT&T employees were subject to the same terms and conditions as set forth respectively in the original AT&T Wireless Group tracking stock option grant and the AT&T stock option grant. Similar adjustments were made to grants of restricted shares, restricted stock units, and performance shares under the AT&T plans, although the awards for each individual were denominated in shares of that individual’s employer.

      Intellectual Property Agreements. We and AT&T entered into an intellectual property agreement. The intellectual property agreement specifies the ownership and license rights in patents, software, copyrights, and trade secrets, but not the AT&T brands. Under the terms of the intellectual property agreement, we and AT&T granted each other a non-exclusive, fully paid-up, worldwide, perpetual and irrevocable license under its patents to make, use and sell any and all products and services in the conduct of its present and future business. The parties also grant special rights under certain of each other’s patents for defensive protection, special affiliate licensing, and supplier licensing. In addition, AT&T will refrain from licensing some of its patents to our ten largest domestic mobile service competitors for a period of five years and will grant us a nonexclusive right to direct the licensing of certain AT&T patents to certain third parties and receive half of the net royalties.

      We and AT&T each own all the software, trade secrets, and copyrights created by it before the split-off. We and AT&T granted each other a non-exclusive, fully paid-up, worldwide, perpetual and irrevocable license to use each other’s software, trade secrets, and copyrights that the other currently possesses for use in its present and future business. The agreement also protects proprietary information related to customers. In the event of a change of control of us involving parties of a certain nature, the scope of the intellectual property rights granted to us would automatically narrow, our special rights would terminate and AT&T’s agreement not to license to our competitors would terminate.

      Tax Sharing Agreement. We and AT&T have also amended our existing tax sharing agreement. The amended tax sharing agreement provides that:

•	AT&T is responsible for any tax item resulting from asset transfers from AT&T Wireless Group to AT&T Common Stock Group before the split-off;

•	the accounts between AT&T and AT&T Wireless Group were adjusted for unpaid amounts under the tax sharing agreement before the split-off; and

•	no tax sharing payments were made with respect to taxable periods (or portions thereof) beginning after the split-off date.

      The tax sharing agreement also contains provisions that govern tax contests and other related matters with respect to tax periods before the split-off date.

      Services Agreement. We and AT&T entered into a services agreement. This agreement governs the following corporate support services:

•	common support services;

•	inter-unit services; and

•	systems replication and systems services.

      The agreement generally runs for 18 months and the individual services are generally terminable on 30 to 180 days’ notice.

      • Common support services. Common support services include services historically provided at a corporate headquarters level, such as financial management, tax, media relations, human resources administration, procurement, real estate management and other administrative functions. Charges for these services will allow the provider to recover the costs of such service, plus all out-of-pocket costs and expenses, but without any profit.

      • Inter-unit services. Inter-unit services include services historically provided by one business unit to another, such as billing, systems development and customer care. The charges for these services will allow the provider to recover the cost of such service, plus all out-of-pocket costs and expenses. In some instances the company providing the service will recover a profit.

      • Systems replication and systems service. AT&T supplies to us technology systems and support services. For example, AT&T provides information linkages between our web site and att.com. The charges for these services are based on a “cost plus” formula intended to allow AT&T to recover its fully-allocated cost, plus a profit.

DoCoMo Strategic Investment

      On January 22, 2001 NTT DoCoMo, Inc., a leading Japanese wireless communications company, invested approximately $9.8 billion for shares of a new class of AT&T Corp. preferred stock which were convertible into 406,255,889 shares of AT&T Wireless Group tracking stock, which were called “DoCoMo wireless tracking stock,” and that were intended to reflect approximately 16% of the financial performance and economic value of AT&T Wireless Group. As part of this investment, DoCoMo also received five-year warrants to purchase the equivalent of an additional 41,748,273 shares of AT&T Wireless Group tracking stock at $35 per share, and AT&T Wireless and DoCoMo formed a strategic alliance to develop the next generation of mobile multimedia services on a global-standard, high-speed wireless network. Of the 406,255,889 AT&T Wireless Group tracking stock share equivalents issued to DoCoMo, 228,128,307 shares represented new share equivalents at $27.00 each, and the remaining 178,127,582 share equivalents represented a reduction of the retained portion of the value of AT&T Wireless Group by the AT&T Common Stock Group (which consisted of the operations of AT&T other than those attributed to AT&T tracking stocks) at $20.50 each. Accordingly, AT&T Common Stock Group retained $3,651,615,431 of the proceeds of the DoCoMo investment and allocated $6,159,464,289 to AT&T Wireless Group.

      Immediately before the completion of the split-off, each share of DoCoMo wireless tracking stock automatically was converted into 500 shares of AT&T Wireless Group tracking stock, subject to anti-dilution protection, and was redeemed in exchange for 406,255,889 shares of our common stock on the same terms as all other shares of AT&T Wireless Group tracking stock in the split-off.

      Pursuant to the exercise of preemptive rights as described below, DoCoMo acquired an additional 26,734,557 shares of our common stock for an aggregate purchase price of $381,769,474 in February 2002. As of February 2002, DoCoMo owned 432,990,446 shares of our common stock and could acquire an additional approximately 41,748,273 shares of our common stock upon exercise of the warrants.

      The following is a summary of the material provisions of the agreements among DoCoMo, AT&T Corp. and us that apply to us after our split-off from AT&T. This summary is qualified in its entirety by reference to the full text of these documents.

          Warrants

      DoCoMo acquired 83,496.546 warrants, each of which is exercisable for 500 shares of our common stock, or a total of 41,748,273 shares, at an exercise price of $35 per share, subject to customary anti-dilution adjustments. The warrants are subject to the transfer restrictions described under “— DoCoMo Investment Rights and Obligations.”

          DoCoMo Investment Rights and Obligations

      In addition to the rights inherent in the shares of our common stock, under the agreements, DoCoMo has additional rights and obligations with respect to its investment in us.

      Transfer Restrictions. Without our consent, for 18 months following the investment, DoCoMo may not transfer any warrants or any shares of our common stock that it receives on conversion of DoCoMo wireless tracking stock, except if specified events occur. Those events are:

•	a sale of all or substantially all of our assets or business through merger or other business combination unless our shareholders continue to own two-thirds of the successor corporation;

•	our acquisition or acquisitions of business or assets, other than radio spectrum rights, totaling more than $25 billion; or

•	a tender offer or exchange offer approved by our board of directors.

      In addition, subject to a limited exception, without our consent, DoCoMo may not transfer any of our securities to any person if after the transfer the recipient’s interest in us would exceed 6%, or exceed 10% in the case of recipients, principally financial institutions, who are eligible to report their interest on Schedule 13G under the Securities Exchange Act.

      None of DoCoMo’s special rights are transferable by DoCoMo along with the shares, except that DoCoMo may transfer its demand registration rights described below to any transferee of more than $1 billion of our securities, and DoCoMo may transfer one demand registration right to a transferee of the warrants. Any transfer of registration rights will be subject to overall limitations on the registration rights and will not increase our aggregate registration obligations.

      Repurchase obligations for failure to meet primary third-generation technology benchmarks within specified time frame. DoCoMo may require us to repurchase the warrants and the stock that DoCoMo still holds if, prior to June 30, 2004:

•	We abandon W-CDMA as our primary technology for third-generation services, or

•	We fail to launch services based on UMTS, or W-CDMA, in at least 13 of the top 50 U.S. markets, unless

—	DoCoMo ceases to actively support and promote wireless services using W-CDMA technology as its standard for wireless third-generation services;

—	such failure is due to factors outside our reasonable power to affect or control, including due to the unavailability, or a delay in the availability, of equipment, software, spectrum, or cell sites;

—	such failure is due to our inability to obtain regulatory approvals, permits, or licenses without the imposition of burdensome conditions or restrictions; or

—	our board of directors determines that, due to regulatory or legal issues, or other external factors, deployment of such a system is no longer advisable from a business perspective.

      The repurchase price will be DoCoMo’s original purchase price plus interest of a predetermined rate. If DoCoMo requires repayment because of our failure to commence service using an agreed technology as described above, we will be obligated to fund the entire amount of the repurchase obligation, which is $9.8 billion, plus interest. In lieu of paying all or a portion of the repurchase price, we will have the right to cause DoCoMo to sell any portion of its shares in a registered sale, and to pay DoCoMo the difference between the repurchase price and the proceeds from the registered sales. We also have the right to pay the portion of the repurchase price attributable to the warrants with our common stock.

      Standstill. Until the fifth anniversary of the closing of the investment, DoCoMo, its controlled subsidiaries, when acting on behalf of DoCoMo, its officers, directors or agents, or any subsidiary to which DoCoMo has disclosed confidential information regarding its investment may not take a number of actions, including the following, without our consent:

•	acquire or agree to acquire any voting securities of AT&T or us, except in connection with DoCoMo’s exercise of its preemptive rights, conversion rights or warrants;

•	solicit proxies with respect to AT&T’s or our voting securities or become a participant in any election contest relating to the election of the directors of AT&T or us;

•	call or seek to call a meeting of the AT&T or our shareholders or initiate a shareholder proposal;

•	contest the validity of the standstill in a manner that would lead to public disclosure;

•	form or participate in a group that would be required to file a Schedule 13D with the SEC as a “person” within the meaning of Section 13(d)(3) of the Securities Exchange Act; or

•	act in concert with any person for the purpose of effecting a transaction that would result in a change of control of AT&T or us.

      After the fifth year anniversary of the investor agreement, DoCoMo will continue to be subject to the standstill for so long as DoCoMo has the right to nominate at least one director. However, DoCoMo will be released from the standstill 91 days after the resignations of all of its representatives on our board of directors, all of DoCoMo’s nominated committee members and all of DoCoMo’s nominated management. After these resignations, we may take steps to terminate or sequester all of the other DoCoMo nominated employees.

      If Nippon Telephone and Telegraph Corporation (“NTT”), which owns approximately two-thirds of DoCoMo, or any of NTT’s subsidiaries other than DoCoMo takes any action contrary to the standstill restrictions and the action leads to any vote of our shareholders, then DoCoMo either must vote its shares as our board of directors directs, or must vote its shares in proportion to the votes cast by the shareholders that are not affiliated with either DoCoMo or NTT. In addition, if NTT or any of its subsidiaries commences a tender offer for AT&T or our securities, DoCoMo cannot tender or transfer any of its securities into that offer until all of the conditions to that offer have been satisfied.

      The standstill provisions described above will terminate in the following circumstances:

•	a third party unaffiliated with us commences a tender or exchange offer of 15% or more of our outstanding voting securities and we do not publicly recommend that our shareholders reject to the offer;

•	we enter into a definitive agreement to merge into or sell all or substantially all of our assets to a third party unless our shareholders retain at least 50% of the economic and voting power of the surviving corporation; or

•	we enter into a definitive agreement that would result in any one person or groups of persons acquiring more than 35% of our voting power, unless, among other things, this person or group agrees to a standstill.

      The standstill provisions terminate with respect to AT&T two years after the split-off (or, if sooner, upon any of the foregoing three events as applied to AT&T).

      Registration rights. Subject to certain exceptions and conditions, DoCoMo is entitled to require us to register shares of our common stock on up to seven occasions, provided that each demand meets certain minimum offering size conditions. DoCoMo cannot exercise more than one demand right in any seven and a half month period. DoCoMo also is entitled to require us to register securities for resale in an unlimited number of incidental registrations, commonly known as piggy-back registrations. DoCoMo will cease to be entitled to these registration rights if it owns less than $1 billion of our securities, as the case may be, and securities reflecting less than 2% of the financial performance and economic value of us.

      Board representation. DoCoMo is entitled to nominate a number of representatives on our board of directors proportional to its economic interest acquired as a result of its investment. The DoCoMo nominees for these board seats must be senior officers of DoCoMo that are reasonably acceptable to us. DoCoMo will lose these board representation rights if its economic interest in us falls below 10% for 60 consecutive days. However, as long as it retains 62.5% of the shares of its original investment or shares of our common stock, DoCoMo will lose its board representation rights only if its economic interest in us falls below 8% for 60 consecutive days.

      Management rights. Subject to our reasonable approval, DoCoMo can appoint between two and five of its employees as our employees, such as the Manager-Finance and Director of Technology. DoCoMo will lose these rights under the same circumstances as it would lose board representation rights.

      Right to approve specified actions. We may not take any of the following actions without DoCoMo’s prior approval:

•	change the scope of our business such that our then existing businesses (including those in our business plan) cease to constitute our primary businesses; or

•	enter into a strategic alliance with another wireless operator so that the wireless operator would own more than 15% but less than 50% of the economic interest in us.

      DoCoMo will lose these approval rights under the same circumstances as it would lose board representation rights.

      Preemptive rights. DoCoMo has limited preemptive rights that entitle it to maintain its ownership interest by purchasing shares in our new equity issuances. In the event of a new equity issuance, then:

•	if DoCoMo holds 12% or more of the economic interest of us at the time of the new issuance, DoCoMo may purchase a number of additional shares that would bring DoCoMo’s economic interest back up to 16%; and

•	if DoCoMo holds less than 12% of the economic interest of us at the time of the new issuance, DoCoMo may purchase a number of additional shares that would maintain DoCoMo’s economic interest at the level it was at just before the new issuance.

      In most cases, the purchase price for these additional shares will be the issuance price. DoCoMo will lose these preemptive rights under the same circumstances as it would lose board representation rights.

Strategic Alliance

      In connection with DoCoMo’s investment, we and DoCoMo formed a strategic alliance to develop the next generation of mobile multimedia services on a global-standard, high-speed wireless network. We have created a new, wholly owned subsidiary to foster the development of multimedia content, applications and services offerable over our current network, as well as on new, high-speed wireless networks built to global standards for third-generation services. We have contributed, among other things, our rights to content and applications used in our PocketNet service to the new multimedia subsidiary. Both we and DoCoMo provide technical resources and support staffing. In addition, we will be able to license from DoCoMo, without additional payment, certain rights to DoCoMo’s “i-mode” service, which provides access to the Internet from wireless telephones, and related technology.

      The strategic alliance is expected to enable DoCoMo and us to offer market-appropriate wireless services to customers throughout the U.S. and Japan respectively. In addition, each of us has agreed, subject to technical and commercial feasibility, to recognize the other as its primary and preferred roaming partner in the other party’s home territory.

      We and DoCoMo have agreed to certain non-competition commitments that restrict each other’s ability to provide mobile wireless services in the U.S. and Japan, respectively. We and DoCoMo have also agreed to limit the extent to which we and DoCoMo will be able to participate in certain mobile multimedia activities and investments in each other’s home territory. We and DoCoMo will generally be bound by the non-competition commitments until DoCoMo loses its board representation and management rights, either due to any of the events described under “— Board Representation” and “— Management Rights,” or due to voluntary relinquishment of such rights by DoCoMo.

      Some of DoCoMo’s rights under the investment agreement, including the repurchase rights and veto rights, could limit our flexibility to finance our operations or engage in some types of strategic transactions that we might otherwise pursue.

Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition

      You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Factors Relating to Our Business

We may substantially increase our debt in the future, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings.

      We may substantially increase our debt in the future which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings. We may also encounter difficulties in obtaining all the financing we need to fund our business and growth strategy on desirable terms. We may require substantial additional financing to fund capital expenditures, license purchases and costs and expenses in connection with funding our operations, domestic and international investments and growth strategy. We are exploring and evaluating the relative advantages and disadvantages of various funding mechanisms. Other funding mechanisms that still may be considered include other forms of public and private debt facilities. The decision on debt composition is dependent on, among other things, our business and financial plans and the market conditions at the time of financing. The agreements governing this indebtedness may contain financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities.

Our relationship with NTT DoCoMo, Inc. contains features that could adversely affect our financial condition or the way in which our business is conducted.

      DoCoMo, a leading Japanese wireless communications company, is our largest shareholder, and the agreements relating to DoCoMo’s investment contain requirements and contingencies that could materially adversely affect our financial condition and technology strategies. The terms of the DoCoMo investment enable DoCoMo to terminate its investment and require repayment of its $9.8 billion investment, plus interest, if we fail, under some circumstances, to commence service using an agreed-on technology in at least 13 of the top 50 domestic markets by June 30, 2004. If DoCoMo requires repayment, we will have to fund the entire repurchase obligation. If DoCoMo requires repayment of its investment, it may also terminate the technology rights provided to us in connection with its investment. We need to obtain DoCoMo’s consent to make any fundamental change in the nature of our business or to allow another wireless operator to acquire more than 15% but less than 50% of our equity. These limitations could prevent us from taking advantage of some business opportunities or relationships that we might otherwise pursue.

Our significant network build-out requirements may not be completed as planned.

      We need to complete significant build-out activities, including:

•	completion of regularly required build-out activities in some of our existing wireless markets;

•	deployment of GSM/ GPRS in the remainder of our markets;

•	deployment of third-generation technology to support enhanced data services.

      Failure or delay to complete the build-out or enhancement of our networks and launch of operations, or increased costs of this build-out and launch of operations, could have a material adverse effect on our operations and financial condition. As we continue to build out our network, we must, among other things, continue to:

•	lease, acquire or otherwise obtain rights to a large number of cell and switch sites;

•	obtain zoning variances or other local governmental or third-party approvals or permits for network construction;

•	complete the radio frequency design, including cell site design, frequency planning and network optimization, for each of our markets; and

•	expand and maintain customer care, network management, billing and other financial and management systems.

      In addition, problems in vendor equipment availability, technical resources or system performance could delay the launch of new or expanded operations in new or existing markets or result in increased costs in all markets. We intend to rely on the services of various companies that are experienced in design and build-out of wireless networks in order to accomplish our build-out schedule. However, we may not be able to obtain satisfactory contractors on economically attractive terms or ensure that our contractors will perform as we expect.

We have substantial capital requirements that we may not be able to fund.

      Our strategy and business plan will continue to require substantial capital, which we may not be able to obtain on favorable terms or at all. A failure to obtain necessary capital would have a material adverse effect on us, and result in the delay, change or abandonment of our development or expansion plans and the failure to meet regulatory build-out requirements. We currently estimate that our capital expenditures for the build out of our mobility networks will total approximately $5.3 billion during 2002, as compared to $5.0 billion in 2001 and $3.7 billion in 2000. We also expect to incur substantial capital expenditures in future years. The actual amount of the funds required to finance our network build out and other capital expenditures may vary materially from management’s estimate. We have entered into various contractual commitments associated with the development of our third-generation strategy, of which approximately $1.5 billion were outstanding at December 31, 2001. These include purchase commitments for network equipment, as well as handsets. In addition, we anticipate that we will enter into material purchase commitments in the future. We also may require substantial additional capital for, among other uses, acquisitions of providers of wireless services, spectrum license or system acquisitions, system development and network capacity expansion. We have also entered into agreements for investments and ventures which have required or will require substantial capital, including our agreement to invest $2.6 billion in exchange for a combination of a non-controlling equity interest in, and debt securities issued by, Alaska Native Wireless, which was the successful bidder for licenses costing approximately $2.9 billion in the 1900 megahertz auction concluded in 2001. These agreements also may contain provisions potentially requiring substantial additional capital in future circumstances, such as allowing the other investors to require us to purchase assets or investments.

The actual amount of funds necessary to implement our strategy and business plan may materially exceed current estimates, which could have a material adverse effect on our financial condition and results of operations.

      The actual amount of funds necessary to implement our strategy and business plan may materially exceed our current estimates in the event of various factors including: departures from our current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory developments, engineering design changes, and technological and other risks. If actual costs do materially exceed our current estimates for these or other reasons, this could have a material adverse effect on our financial condition and results of operations.

Our business and operations could be hurt if we are unable to establish new affiliate relationships to expand our digital network or if our existing or any new affiliates do not or cannot develop their systems in a manner consistent with our systems.

      To accelerate the build out of widescale coverage of the U.S. by a digital mobile wireless network operating on the technical standards we have adopted, we have entered into affiliation agreements with other entities that provide wireless services or hold spectrum licenses. Through contractual arrangements between these affiliates and us, our customers are able to obtain service in the affiliates’ territories, and the affiliates’ customers are able to obtain service in our territory. In all markets where these affiliates operate, we are at risk because we do not control the affiliates. As a result, these affiliates are not obligated to implement our third-generation strategy. Our ability to provide service on a nationwide level and to implement our third- generation strategy could be adversely affected if these affiliates are unable or unwilling to participate in the further development of our digital network. We may establish additional affiliate relationships to accelerate build out of our digital mobile network. If we are unable to establish such affiliate relationships, or if any such affiliates are unable to or do not develop their systems in a successful manner consistent with our network, our ability to service our customers and expand the geographic coverage of our digital network could be adversely affected.

If the FCC fails to award to Alaska Native Wireless licenses for which it was the winning bidder in the 1900 megahertz spectrum auction concluded in 2001, or, in the future, revokes licenses awarded to Alaska Native Wireless, our ability to implement our third-generation strategy could be adversely affected and we could become obligated to repurchase other investors’ interests in Alaska Native Wireless.

      We have agreed to invest $2.6 billion in exchange for a combination of a non-controlling equity interest in and debt securities issued by Alaska Native Wireless, which was the winning bidder for licenses costing $2.9 billion in the 1900 megahertz auction concluded in 2001, which occurred in early 2001. On June 22, 2001, a federal appeals court ruled in favor of the trustee in the Chapter 11 bankruptcy proceeding of NextWave Telecom, Inc. and the unsecured creditors of NextWave with respect to the litigation they commenced relating to the 1900 megahertz auction. The court ruled that the FCC had acted improperly in repossessing from NextWave the spectrum offered in the 1900 megahertz auction. On March 4, 2002, the U.S. Supreme Court agreed to review the case. If the appeals court decision is not reversed, or if Alaska Native Wireless is otherwise unable to acquire the licenses for which it was the winning bidder, it could have a significant adverse impact on our opportunity to provide or enhance services in key new and existing markets. In specified circumstances, if a winning bid of Alaska Native Wireless in the 1900 megahertz spectrum auction concluded in 2001 is rejected or if any license granted to it is revoked, we would become obligated to compensate other investors for making capital available to the venture.

If we are unable to reach agreement with Alaska Native Wireless regarding the development and use of licenses for which it was the winning bidder in the 1900 megahertz spectrum auction concluded in 2001, our ability to implement our third-generation strategy may be adversely affected.

      We have not reached any agreements with Alaska Native Wireless as to whether it will participate in our digital mobile wireless network. Alaska Native Wireless is not obligated to use or develop any spectrum it acquires in a manner that will further, or be consistent with, our strategic objectives, although Alaska Native Wireless is obligated to use technology that is compatible and interoperable with our digital mobile wireless network. If Alaska Native Wireless does not enter into agreements with us regarding the use and development of this spectrum similar to those we have entered into with our affiliates for our existing networks, we could experience a material adverse impact on the timing and cost of implementing our third-generation strategy.

Potential acquisitions may require us to incur substantial additional debt and integrate new technologies, operations and services, which may be costly and time-consuming.

      An element of our strategy is to expand our network, which we intended to accomplish in part through the acquisition of TeleCorp PCS and which we may continue to pursue through other acquisitions of licenses, systems and wireless providers. The acquisition of TeleCorp PCS resulted in our assumption of substantial additional indebtedness. Further, other acquisitions may cause us to incur substantial additional indebtedness to finance such acquisitions or to assume indebtedness of the entities that are acquired. In addition, we may encounter difficulties in integrating those acquired operations into our own operations, including as a result of different technologies, systems, services or service offerings. These actions could prove costly or time-consuming or divert our management’s attention from other business matters.

Our network upgrade project could have a negative impact on subscriber growth and retention, and our financial results.

      Our efforts to convince customers to migrate from our TDMA services to our GSM/ GPRS and EDGE services may have the unintended effect of driving our TDMA customers to competitors rather than to our GSM/ GPRS or EDGE services.

      The costs to operate our TDMA network could increase as our suppliers shift resources from second- to third-generation technology development, causing the prices of TDMA equipment to increase because of decreased economies of scale. As a result, the cost structure for our TDMA offerings might increase, resulting in increased churn of TDMA customers and reduced profitability.

      Handsets that will operate on both our TDMA and GSM/ GPRS networks are more expensive than TDMA handsets and may have operational limitations, which could impede our efforts to sell GSM/ GPRS services and lead to increased churn. Our plans depend heavily on the deployment of new dual mode TDMA/ GSM/ GPRS handsets, referred to as “GAIT” phones. Because GAIT phones are required by only a limited number of carriers that operate both TDMA and GSM/ GPRS networks, they may not be produced in sufficient quantities when needed, and their limited use may be insufficient to achieve high economies of scale. These handsets are new products that may have operational limitations or sub-optimal features that may discourage customer use. If these handsets are not economical or attractive to customers, we may experience increased churn, our costs could increase, and our profitability could be reduced.

Failure to develop future business opportunities may have an adverse effect on our growth potential.

      We intend to pursue a number of new growth opportunities, many of which are related to wireless data services. The ability to deploy and deliver these services relies, in many instances, on new and unproven technology. Our existing technology may not perform as expected and we may not be able to successfully develop new technology to effectively and economically deliver these services. These opportunities also require substantial capital outlays and spectrum availability to deploy on a large scale. The capital or spectrum may not be available to support these services. The success of wireless data services is substantially dependent on the ability of others to develop applications for wireless devices and to develop and manufacture devices that support wireless applications. These applications or devices may not be developed or developed in sufficient quantities to support the deployment of wireless data services. These services may not be widely introduced and fully implemented at all or in a timely fashion. These services may not be successful when they are in place, and customers may not purchase the services offered. If these services are not successful or costs associated with implementation and completion of the rollout of these services materially exceed those currently estimated by us, our financial condition and prospects could be materially adversely affected.

We face substantial competition.

      There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the entry of new competitors and the development of new technologies, products and services. Other two-way wireless providers, including other cellular and personal communications services, operators and resellers, serve each of the markets in which we compete. Some of the indirect retailers who sell our services also sell our competitors’ services. A majority of U.S. markets have five or more commercial mobile radio service providers, and all of the top 50 U.S. metropolitan markets have at least four, and in some cases as many as seven or more, facilities-based wireless service providers offering wireless services on cellular, personal communications services or specialized mobile radio frequency. Competition also may increase to the extent that smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers.

Market prices for wireless services may decline in the future.

      We anticipate that market prices for two-way wireless services generally will decline in the future due to increased competition. We expect significant competition among wireless providers, including from new entrants, to continue to drive service and equipment prices lower. We also expect that there will be increases in advertising and promotional spending, along with increased demands on access to distribution channels. All of this may lead to greater choices for customers, possible consumer confusion, and increasing movement of customers between competitors, which we refer to as “churn.” Our ability to compete successfully also will depend on marketing, and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

Consolidation in the wireless communications industry may adversely affect us.

      The wireless communications industry has been experiencing significant consolidation and we expect that this consolidation will continue. The mergers or joint ventures of Bell Atlantic Corporation/ GTE Corporation/ Vodafone AirTouch, now called Verizon, SBC/ BellSouth, now called Cingular, and Deutsche Telekom/ VoiceStream Wireless, have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources to respond to our offerings. These mergers or ventures have caused our ranking to decline to third in U.S. revenue and U.S. subscriber share. In terms of U.S. population covered by licenses, we, including our affiliates, rank third. As a result, these competitors may be able to offer nationwide services and plans more quickly and more economically than we can, and may be able to obtain roaming rates that are more favorable than those we can obtain, and may be better able to respond to our offers.

Our business and operations would be adversely affected if we fail to acquire adequate radio spectrum in FCC auctions or through other transactions.

      Our domestic business depends on the ability to use portions of the radio spectrum licensed by the FCC. We could fail to obtain sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, in order to meet the expanded demands for our existing services, as well as to enable development of third-generation services. This type of failure would have a material adverse impact on the quality of our services or our ability to roll out such future services in some markets. We intend to continue to acquire more spectrum through a combination of alternatives, including participation in spectrum auctions, purchase of spectrum licenses from companies that own them or purchase of these companies outright. As required by law, the FCC periodically conducts auctions for licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are provided for by laws administered by the FCC. The FCC may not allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses. Even if the FCC determines to conduct further auctions in the future, we may not be successful in those future auctions in obtaining the spectrum that we believe is necessary to implement our business and technology strategies. We may also seek to acquire radio spectrum through purchases and swaps with other spectrum licensees or otherwise, including by purchases of other licensees outright. However, we may not be able to acquire sufficient spectrum through these types of transactions, and we may not be able to complete any of these transactions on favorable terms.

Significant technological changes in the wireless industry could materially adversely affect us.

      The wireless communications industry is experiencing significant technological change. This change includes the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products, enhancements and changes in end-user needs and preferences, increased importance of data and broadband capabilities, and migration to next-generation services. The pace and extent of customer demand may not continue to increase, and airtime and monthly recurring charges may continue to decline. As a result, the future prospects of the industry and of us and the success of our competitive services remain uncertain. Also, alternative technologies may develop for the provision of services to customers that may provide wireless communications service or alternative service superior to that available from us. Technological developments may therefore materially adversely affect us.

Our technology may not be competitive with other technologies or be compatible with next-generation technology.

      There are three existing digital transmission technologies, none of which is compatible with the others. We selected time division multiple access technology for our second-generation network because we believe that this technology offers several advantages over other second-generation technologies. However, a number of other wireless service providers chose code division multiple access or global system for mobile communications as their digital wireless technology. For our path to next-generation technology, we have chosen a global system for mobile communications platform to make available, among other things, enhanced data services using general packet radio service technology, and third-generation capabilities using enhanced data rates for global evolution and ultimately universal mobile telecommunications systems technologies. These technologies may not provide the advantages we expect. Other wireless providers have chosen a competing wideband technology as their third-generation technology. If the universal mobile telecommunications standard does not gain widespread acceptance, it could materially adversely affect our business, financial condition and prospects. As we implement our plans for deployment of technology for third-generation capabilities, we will continue to incur substantial costs associated with maintaining our time division multiple access networks. Also, these networks are not compatible, and customers with phones that operate only on one network will not initially be able to use those phones on the other networks. There are risks inherent in the development of new third-generation equipment and we may face unforeseen costs, delays or problems that may have a material adverse effect on us.

Termination or impairment of our relationship with a small number of key suppliers could adversely affect our revenues and results of operations.

      We have developed relationships with a small number of key vendors, including Nokia Mobile Phones, Inc., Sony Ericsson Mobile Communications, Siemens Aktiengesellschaft, Motorola, Inc. and Novatel Wireless, Inc., for our supply of wireless handsets; Nortel Networks, Inc., Telefonaktiebolaget LM Ericsson and Nokia Networks, Inc. for our supply of telecommunications infrastructure equipment and Convergys Information Management Group for our billing services. We do not have operational or financial control over our key suppliers and have limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers were unable to honor, or otherwise fail to honor, their obligations to us, we could experience disruptions of our business and adverse effects on our revenues and results of operations.

We rely on favorable roaming arrangements, which we may be unable to continue to obtain.

      We may not continue to be able to obtain or maintain roaming agreements with other wireless providers on terms that are acceptable to us. Our customers automatically can access another provider’s analog cellular or digital system only if the other provider allows our customers to roam on its network. We rely on agreements to provide roaming capability to our customers in many areas of the U.S. that our network does not serve. Some competitors, because of their call volumes or their affiliations with, or ownership of, wireless providers, however, may be able to obtain roaming rates that are lower than those rates obtained by us. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we or an affiliated company provides, the price of a roaming call may not be competitive with prices of other wireless providers for such call, and our customers may not be able to use any of the advanced features, such as voicemail notification, that the customer enjoys when making calls within our network. Finally, we may not be able to obtain favorable roaming agreements for our third-generation products and services that we intend to offer using the technologies we plan to deploy for interim enhanced data and third-generation services.

Our business is seasonal and we depend on fourth quarter results, which may not continue to be strong.

      The wireless industry, including us, has experienced a trend of generating a significantly higher number of customer additions and handset sales in the fourth quarter of each year as compared to the other three fiscal quarters. A number of factors contribute to this trend, including the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season, the timing of new product and service announcements and introductions, competitive pricing pressures, and aggressive marketing and promotions. Strong fourth quarter results for customer additions and handset sales may not continue for the wireless industry or for us. In the future, the number of our customer additions and handset sales in the fourth quarter could decline for a variety of reasons, including our inability to match or beat pricing plans offered by competitors, failure to adequately promote our products, services and pricing plans, or failure to have an adequate supply or selection of handsets. If in any year fourth quarter results fail to significantly improve upon customer additions and handset sales from the year’s previous quarters, this could adversely impact our results for the following year.

Our plan to exit the fixed wireless business may have unforeseen negative impacts to our business.

      On December 12, 2001, our board of directors approved a plan to exit our fixed wireless business. Our decision to exit our fixed wireless business resulted in a fourth quarter pre-tax charge of $1.3 billion, reflecting a write-down of the assets of the fixed wireless business and the impact of phased exit charges. The decision to exit a business involves special risks and uncertainties, some of which may not be foreseeable or within our control, such as unforeseen severance costs, contractual liabilities, disputes with customers, suppliers, vendors, terminated employees, or a buyer of the fixed wireless business or certain assets. Although we recently completed the sale of some of the assets of the fixed wireless division to Netro Corp., we may not be able to sell or otherwise monetize any part of the remaining assets of our fixed wireless business on attractive terms or at all. Unforeseen costs and uncertainties relating to our exit from the fixed wireless business could have a material adverse effect on our business, financial condition and results of operations.

Media reports have suggested radio frequency emissions may be linked to various health concerns and interfere with various medical devices, and we may be subject to potential litigation relating to these health concerns.

      Media and other reports have linked radio frequency emissions from wireless handsets to various health concerns, including cancer, and to interference with various electronic medical devices, including hearing aids and pacemakers. Research and studies are ongoing. Whether or not such research or studies conclude there is a link between radio frequency emissions and health, these concerns over radio frequency emissions may discourage the use of wireless handsets or expose us to potential litigation, which could have a material adverse effect on our results of operations. Several class action lawsuits have been filed against us, several other wireless service providers and several wireless phone manufacturers, asserting products liability, breach of warranty and other claims relating to radio frequency transmissions to and from wireless phones. The complaints seek damages for personal injuries and the costs of headsets for wireless phone users as well as injunctive relief.

Our operations are subject to government regulation that could have adverse effects on our business.

      The licensing, construction, operation, sale, resale and interconnection arrangements of wireless communications systems are regulated to varying degrees by the FCC, and, depending on the jurisdiction, state and local regulatory agencies. These regulations may include, among other things, required service features and capabilities, such as number portability or emergency 911 service. In addition, the FCC, together with the U.S. FAA, regulates tower marking and lighting. Any of these agencies having jurisdiction over our business could adopt regulations or take other actions that could adversely affect our business. FCC licenses to provide wireless services or personal communications services are subject to renewal and revocation. There may be competition for our licenses upon their expiration and it is possible that the FCC will not renew them. FCC rules require all wireless and personal communications services licensees to meet specified build-out requirements. We may not be able to meet these requirements in each market. Failure to comply with these requirements in a given license area could result in revocation or forfeiture of our license for that license area or the imposition of fines on us by the FCC.

We may be subject to potential litigation relating to the use of wireless phones while driving.

      Some studies have indicated that some aspects of using wireless phones while driving may impair drivers’ attention in some circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations.

State and local legislation restricting or prohibiting wireless phone use while driving could cause subscriber usage to decline.

      Some state and local legislative bodies have proposed legislation restricting or prohibiting the use of wireless phones while driving motor vehicles. Similar laws have been enacted in other countries. On June 28, 2001, New York State enacted a law prohibiting the use of handheld wireless phones while driving motor vehicles other than through the use of hands-free equipment. To date, a small number of communities in the U.S. have also passed restrictive local ordinances. These laws, or if passed, other laws prohibiting or restricting the use of wireless phones while driving, could have the effect of reducing subscriber usage, which could cause a material adverse effect on our results of operations.

We may be unable to make the changes necessary to operate as an independent entity and may incur greater costs.

      We have been part of an integrated telecommunications provider since our acquisition by AT&T in 1994. Following the split-off from AT&T on July 9, 2001, however, AT&T has no obligation to provide financial, operational or organizational assistance to us other than limited services. We may not be able to implement successfully the changes necessary to operate independently. We may also incur additional costs relating to operating independently that would cause our cash flow and results of operations to decline materially. In addition, although we may be able to participate in some of AT&T’s supplier arrangements where those arrangements permit or the vendors agree, our supplier arrangements may not be as favorable as has historically been the case. Agreements that we have entered into in connection with the split-off provide that our business will be conducted differently and that our relationship with AT&T will be different from what it has historically been prior to the split-off. These differences may have a detrimental effect on our results of operations or financial condition.

The historical financial information of AT&T Wireless Group may not be representative of our results as an independent entity and, therefore, may not be reliable as an indicator of our historical or future results.

      The historical financial information of AT&T Wireless Group may not reflect what our results of operations, financial position and cash flows would have been had we been an independent entity during the periods prior to the split-off. This is because the financial information reflects allocations for services provided to AT&T Wireless Group by AT&T which allocations may not reflect the costs we incur for similar or incremental services as an independent entity.

We will generally be responsible for tax liability if the split-off is taxable.

      Under the separation and distribution agreement between us and AT&T , subject to limited exceptions, we will be responsible for any tax liability and any related liability that results from the split-off failing to qualify as a tax-free transaction. If the split-off failed to qualify as a tax-free transaction, this liability would have a material adverse effect on us.

We may no longer receive tax sharing payments from AT&T since we ceased to be a member of the AT&T consolidated tax return group, and we may incur other tax liabilities as a result of the split-off and pre-split-off transactions.

      As a result of the split-off, we ceased to be a member of the consolidated federal income tax return group of which AT&T is the common parent. Consequently, taxable income and losses, and our other tax attributes in post-split-off taxable periods can generally no longer offset taxable income or losses and other tax attributes of the AT&T consolidated tax return group. For two taxable years after the split-off, under U.S. federal income tax rules, we would generally be able to carry back any such tax losses, subject to limitations, against taxable income, if any, of members of AT&T Wireless Group for pre-split-off periods. Under our tax sharing agreement with AT&T, however, we generally may only carry back net operating losses (and not other tax attributes) from post-split-off taxable periods to pre-split-off taxable periods, and only if those losses are significant and with the consent of AT&T, which consent AT&T has agreed not to withhold unreasonably. To the extent we have tax losses in post-split-off taxable periods, we would generally no longer receive current tax sharing payments with respect to those losses. Instead, except where those losses can be carried back, we would benefit from those losses only if and when we generated sufficient taxable income in future years to utilize those tax losses on a stand-alone basis. In addition, there may be tax costs associated with the split-off that result from our ceasing to be a member of the AT&T consolidated tax return group, as well as from pre-split-off transactions. If incurred, these costs could be material to our results.

Various factors may interfere with our ability to engage in desirable strategic transactions and equity issuances.

      We may be prevented from engaging in some desirable strategic transactions. The Internal Revenue Code restricts the ability of a company which has undergone a tax-free split-off from particular issuances of shares generally within a two-year period after the split-off. In addition, the separation and distribution agreement prohibits us, for a period of 30 months following the split-off, from entering into particular transactions that could render the split-off taxable. This may discourage, delay or prevent a merger, change of control, or other strategic or capital raising transactions involving our issuance of equity. Provisions of our amended and restated certificate of incorporation and by-laws, rights plan, applicable law and the DoCoMo agreements may also have the effect of discouraging, delaying or preventing change of control transactions that our shareholders find desirable.

We may lose rights under agreements with AT&T if a change of control occurs.

      Some of the agreements that we have entered into with AT&T in connection with the split-off, including the brand license agreement, master carrier agreement and other commercial agreements, contain provisions that give one party rights in the event of a change of control of the other party. These provisions may deter a change of control. In the event of a change of control, the exercise of these rights could have a material adverse effect on us.

AT&T’s restructuring may adversely impact our competitive position.

      In connection with AT&T’s restructuring, there is a risk that we and AT&T’s other separated business units may not be able to create effective intercompany agreements to facilitate effective cost sharing or to maintain or enter into arrangements for combining our respective services in customer offerings or other forms of bundling arrangements. Competition between us and the other AT&T units in overlapping markets could result in more downward price pressure. We expect that the different businesses and companies will share the AT&T brand after the restructuring, which will likely increase this level of competition. In addition, any incremental costs associated with implementing AT&T’s restructuring plan may materially adversely affect the different businesses and companies, including our business.

Factors Relating to Our Common Stock

Future sales of our stock could adversely affect our stock’s market price and our ability to raise capital in the future.

      Sales of substantial amounts of our common stock could hurt the market price of our stock. This also could hurt our ability to raise capital in the future. The shares issued in the split-off are freely tradable without restriction under the Securities Act of 1933 by persons other than “affiliates”, as defined under the Securities Act. Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could materially adversely affect the market price of our stock.

      We will not solicit the approval of our shareholders for the issuance of authorized but unissued shares of our stock unless this approval is deemed advisable by our board of directors or is required by applicable law, regulation or stock exchange listing requirements. The issuance of those shares could dilute the value of our shares.

We do not expect to pay dividends on our common stock.

      Our board of directors will determine whether to pay dividends on our common stock primarily based upon our financial condition, results of our operations and our business requirements. We currently do not expect to pay any dividends on our common stock for the foreseeable future.

Item 2.     Properties

      Our corporate headquarters consist of leased office space in six buildings in Redmond, Washington occupying approximately 582,000 combined square feet. We also have additional administrative office space in approximately 120 buildings throughout the U.S. and maintain 18 customer service centers. Our customer service centers are located in the following cities:

•	Anaheim, California

•	Austin, Texas

•	Bethlehem, Pennsylvania

•	Bothell, Washington

•	Greensboro, North Carolina

•	Harrisburg, Pennsylvania

•	Jackson, Mississippi

•	Livermore, California

•	Memphis, Tennessee

•	Minneapolis, Minnesota

•	Oklahoma City, Oklahoma

•	Orlando, Florida

•	Paramus, New Jersey

•	Plano, Texas

•	Portland, Oregon

•	Sacramento, California

•	San Francisco, California

•	Santa Rosa, California

We lease all of our office space, with the exception of three buildings in Alaska, Hawaii and Florida, which we own. Our total national office space, including our corporate headquarters, administrative office space and customer service centers, totals approximately 4,913,000 square feet.

      We also operated 837 company stores as of December 31, 2001, four of which are in facilities in Hawaii and Florida that we own and the remainder of which are in leased facilities. Moreover, we operate 219 kiosks that are located in shopping malls or within another retail store.

      We own, or control through leases or licenses, numerous properties consisting of cell and switching equipment sites, and other plant and equipment used to provide wireless communications services. These leases generally have a term of five years with four options to renew for another five years. These properties are located throughout the U.S. These properties include land, interior and rooftop space, and space on existing structures of various types used to support equipment used to provide wireless communications services. Most of the leased properties are owned by private entities and the balance is owned by municipal entities.

      Plant and equipment used to provide wireless services consist of:

•	switching, transmission and receiving equipment,

•	connecting lines (cables, wires, poles and other support structures, conduits, etc.),

•	land and buildings,

•	easements, and

•	other miscellaneous properties (work equipment, furniture and plants under construction).

      The majority of the lines connecting our services to other telecommunications services and power sources are on or under public roads, highways and streets. The remainder are on or under private property.

      As of December 31, 2001, our estimated commitments associated with these leases were approximately $2.3 billion.

Item 3.     Legal Proceedings

      Several lawsuits have been filed asserting claims that we collected charges for local government taxes from customers that were not properly subject to those charges. Agreements have been reached to settle others of these cases, although the agreements have not yet received court approval. We have entered into a settlement of one of these cases, although the settlement has been challenged on appeal.

      Several class action lawsuits have been filed in which claims have been asserted that we did not have sufficient network capacity to support the influx of new subscribers who signed up for AT&T Digital One Rate service beginning in May 1998 and therefore have failed to provide service of a quality allegedly promised to subscribers. The plaintiffs in these cases have not asserted specific claims for damages, with the exception of one case filed in Texas in which the named plaintiffs have asserted claims for compensatory and punitive damages totaling $100 million. That case was dismissed, although an appeal is pending and another case in Texas remains pending. An agreement has been reached to settle certain of these cases, although the agreement has not received court approval.

      Several other class action or representative lawsuits have been filed against us that allege, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices (including rounding up of partial minutes of use to full minute increments and billing send to end), coverage, dropped calls, price fixing and/ or mistaken bills. Although the plaintiffs in these cases have not specified alleged damages, the damages in two of the cases are alleged to exceed $100 million. One of these two cases was dismissed and the dismissal was affirmed in part on appeal. Settlement negotiations are ongoing in both cases.

      Several class actions have been filed against AT&T and several wireless phone manufacturers and carriers, asserting products liability, breach of warranty and other claims relating to radio frequency transmissions to and from wireless phones. The complaints seek damages for the costs of headsets for wireless phone users as well as injunctive relief. In connection with the split-off, we were allocated all of the liability, if any, arising from these lawsuits.

      We were involved in an international arbitration proceeding concerning interests in a Malaysian telecommunications joint venture, Maxis Communications Bhd, a former MediaOne business acquired by AT&T and sold to us in the fourth quarter of 2000. In this arbitration proceeding, a group of Malaysian shareholders claim that MediaOne breached fiduciary duties and contractual obligations owed to the joint venture. The arbitration claim asserted damages of $400 million. In connection with the split-off, we assumed a portion of the liabilities, if any, related to this action, subject to certain adjustments. In March 2001, we entered into an agreement with other shareholders of Maxis Communications Bhd who were the claimants in this arbitration, for the sale of our entire interest in that entity and the resolution of the claims asserted in the arbitration proceeding. At that time, the parties agreed to suspend the arbitration proceeding pending closing of this transaction, and expected to terminate the arbitration proceeding when the sale has been completed. During November 2001, the sale was completed and the lawsuit associated with the Maxis investment was settled.

      Stockholders of a former competitor of our air-to-ground business are plaintiffs in a lawsuit filed in 1993 in the Eighteenth Judicial Circuit Court, DuPage County, Illinois, alleging that we breached a confidentiality agreement, used trade secrets to unfairly compete, and tortiously interfered with the business and potential business of the competitor. Plaintiffs sought damages in an unspecified amount in excess of $3.5 billion. We obtained partial summary judgment and then prevailed on the remainder of the claims at a trial on the validity of a release of plaintiffs’ claims. Final judgment was entered against plaintiffs on their claims, and plaintiffs appealed. On appeal, the Appellate Court of Illinois, Second District, reversed and remanded the case for trial indicating that certain issues decided by the judge needed to be resolved by a jury.

      Several lawsuits have been filed in state and federal court in New York and New Jersey against AT&T, certain executives of AT&T and us and a group of investment banking firms, seeking class certification and asserting claims under federal securities laws. The complaints assert claims that AT&T made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with the MediaOne acquisition. The complaints do not specify amounts of damages claimed, although the plaintiffs are seeking to recover for declines in stock prices of AT&T securities, including the AT&T Wireless Group tracking stock. In connection with the split-off, we will be allocated a portion of the liabilities, if any, arising out of these actions to the extent relating to AT&T Wireless Group tracking stock.

      A lawsuit has been filed challenging our involvement with Alaska Native Wireless LLC in connection with the auction of PCS spectrum licenses in FCC Auction 35. The complaint alleges claims of unfair business practices and interference with economic advantage, and alleges that Alaska Native Wireless is controlled by us and therefore did not properly qualify as a designated entity under FCC requirements for bidding in the auction. The complaint does not seek to invalidate any licenses granted to Alaska Native Wireless in the auction, but seeks remedies of disgorgement and restitution of at least $380 million and punitive damages of $677 million.

      Several class action lawsuits have been filed by shareholders of TeleCorp, challenging our acquisition of TeleCorp. The lawsuits allege that the consideration paid to TeleCorp shareholders was inadequate and allege conflicts of interest and breach of fiduciary duties by the directors of TeleCorp. Damages have not been specified, although the complaints seek injunctive relief to rescind the transaction.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5.     Market for Company’s Common Stock and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange (symbol “AWE”). As a result of the split-off, on July 9, 2001 each share of AT&T Wireless Group tracking stock was converted into one share of our common stock and each holder of AT&T common stock received .3218 of a share of our common stock for each share of AT&T common stock held by that holder.

      The number of shareholders of record of our common stock at March 18, 2002, was 1,322,947.

      The table below shows the range of reported per share sales prices on the New York Stock Exchange for the AT&T Wireless Group tracking stock (April 27, 2000, through July 9, 2001) and our common stock (commencing July 9, 2001) for the periods indicated, beginning with the initial offering of AT&T Wireless Group tracking stock in April 2000.

	Stock Price

Year	High	Low

Fiscal 2001 (ended December 31, 2001)
First Quarter	$27.30	$17.06
Second Quarter	21.10	15.29
Third Quarter	19.92	12.27
Fourth Quarter	16.22	12.51
Fiscal 2000 (ended December 31, 2000)
Second Quarter (beginning April 27, 2000)	$36.00	$23.56
Third Quarter	29.56	20.50
Fourth Quarter	24.94	16.38

      We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained herein in “Item 8. Financial Statements and Supplementary Data” and the information contained herein in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

      In the table below you are provided with selected historical consolidated financial data of AT&T Wireless Services, Inc. and subsidiaries. For periods prior to AT&T Wireless Services’ split-off from AT&T on July 9, 2001, this selected historical financial data reflects the results of operations and balance sheet data for the AT&T Wireless Group of AT&T. In the split-off, AT&T contributed to AT&T Wireless Services all of the businesses and assets, and AT&T Wireless Services assumed all of the liabilities, that constituted the AT&T Wireless Group. These contributions have been accounted for in a manner similar to a pooling of interests and AT&T Wireless Services has assumed these transfers were completed in historical periods by the legal entity AT&T Wireless Services.

      The following financial information was derived using the consolidated financial statements of AT&T Wireless Services at and for each of the fiscal years in the five-year period ended December 31, 2001. The consolidated statement of operations and cash flow data below for each of the years in the three-year period ended December 31, 2001 and the consolidated balance sheet data at December 31, 2001 and 2000, were derived from audited consolidated financial statements, which are included in this document. The consolidated statement of operations and cash flow data below for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999, 1998 and 1997, as well as the “Other Financial Data”

for all periods, were derived from unaudited consolidated financial statements. Data presented under the heading “Other Operating Data” is not derived from audited or unaudited historical consolidated financial statements and has been presented to provide additional information.

      The financial data presented below is not necessarily comparable from period to period as a result of several transactions, including acquisitions and dispositions of consolidated subsidiaries. In addition, in December 2001, AT&T Wireless Services finalized plans and received approval from its board of directors to exit the fixed wireless business. This decision resulted in a pre-tax charge during the fourth quarter of $1.3 billion, reflecting a write-down of the assets and the impact of phased exit charges. In accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, the consolidated financial statements of AT&T Wireless Services have been restated to reflect the fixed wireless business as discontinued operations for all periods presented. For this and other reasons, you should read the selected historical financial data provided below in conjunction with AT&T Wireless Services’ consolidated financial statements and accompanying notes, which are included in this document.

	For the Years Ended December 31,

	2001	2000	1999	1998	1997

	(In millions, except for per share amounts
	and other operating data)
	(Unaudited)
STATEMENT OF OPERATIONS DATA(1):
Revenue	$13,610	$10,446	$7,627	$5,406	$4,668
Operating income (loss)	598	237	(569)	(279)	23
Income (loss) from continuing operations	200	828	(345)	203	187
Loss from discontinued operations	(1,087)	(170)	(60)	(39)	(62)
Dividends on preferred stock held by AT&T	76	130	56	56	56
Net (loss) income available to common shareholders	(963)	528	(461)	108	69
Income (loss) from continuing operations available to common shareholders per share — basic and diluted	$0.05	$0.28	$(0.16)	$0.06	$0.05
Loss from discontinued operations per share — basic and diluted	$(0.43)	$(0.07)	$(0.02)	$(0.02)	$(0.02)
Net (loss) income available to common shareholders per share — basic and diluted	$(0.38)	$0.21	$(0.18)	$0.04	$0.03
Weighted average shares — basic	2,530	2,530	2,530	2,530	2,530
Weighted average shares — diluted	2,532	2,532	2,530	2,532	2,532
Cash dividends declared per share	—	—	—	—	—
BALANCE SHEET DATA(1):
Assets of continuing operations	$41,634	$34,313	$23,111	$19,193	$18,788
Assets of discontinued operations	88	989	401	267	252
Total assets	41,722	35,302	23,512	19,460	19,040
Total debt(2)	6,705	2,551	3,558	2,589	2,447
Preferred stock held by AT&T	—	3,000	1,000	1,000	1,000
Mandatorily redeemable common stock	7,664	—	—	—	—
Total shareholders’ equity	19,281	21,877	12,997	10,532	10,187
CASH FLOW DATA(1):
Net cash provided by operating activities of continuing operations	$2,734	$1,786	$913	$440	$1,392
Capital expenditures and other additions	(5,205)	(3,601)	(2,135)	(1,169)	(1,859)
Net acquisitions of licenses	(23)	(63)	(47)	(65)	(443)
Distributions and sales of unconsolidated subsidiaries	882	360	236	1,354	294
Contributions, advances and purchases of unconsolidated subsidiaries	(1,284)	(1,645)	(284)	(156)	(84)
Net (acquisitions) dispositions of businesses including cash acquired	(3)	(4,763)	244	324	—

	For the Years Ended December 31,

	2001	2000	1999	1998	1997

	(In millions, except for per share amounts
	and other operating data)
	(Unaudited)
Net (decrease) increase in debt due to AT&T	(2,438)	1,038	900	100	200
Proceeds from issuance of long-term debt due to others, net of issuance costs	6,345	—	—	—	—
Proceeds attributed from DoCoMo investment, net of costs	6,139	—	—	—	—
Redemption of preferred stock held by AT&T	(3,000)	—	—	—	—
Proceeds attributed from AT&T Wireless Group tracking stock offering	—	7,000	—	—	—
Transfer from (to) AT&T	—	1,001	344	(694)	611
Net cash used in discontinued operations	(568)	(749)	(183)	(76)	(126)
OTHER FINANCIAL DATA:
EBITDA from continuing operations(3)	$3,100	$1,876	$662	$785	$838
EBITDA from continuing operations (excluding asset impairment and restructuring charges)	3,100	1,876	1,190	905	998
OTHER OPERATING DATA:
(In thousands, except $ and % are actual)
Consolidated subscribers	18,047	15,163	9,569	7,174	5,964
Covered population(4)	167,682	162,896	114,217	—	—
Licensed population(4)	216,589	214,188	191,742	—	—
Subscriber churn	2.9%	2.9%	2.6%	2.7%	2.5%
Total cost per gross subscriber addition	$334	$367	$367	$392	$432

(1)	All periods reflect the fixed wireless business as discontinued operations.

(2)	Includes $4 million of long-term debt that is included in other long-term liabilities at December 31, 2000 and 1999.

(3)	EBITDA is defined as operating income excluding depreciation and amortization. We believe EBITDA, as well as EBITDA excluding our non-cash asset impairment and restructuring charges, to be relevant and useful information as these are the primary metrics used by our management to measure the performance of our business. EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America, including our cash flows from operating, investing and financing activities. EBITDA, as we have defined it, may not be comparable to similarly titled measures reported by other companies.

(4)	Population, or POPs, represents AT&T Wireless Services’ consolidated operations and does not include affiliate markets. POPs are counted once whether a POP is covered/licensed only by wireless licenses at the 850 megahertz frequency or by wireless licenses at the 1900 megahertz frequency or by both. The amount of wireless spectrum licensed varies by geographic territory.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      We are one of the largest wireless communications service providers in the United States. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless services. As of December 31, 2001, we had over 18.0 million consolidated subscribers. For the year ended December 31, 2001, we had $13.6 billion of total consolidated revenues.

      Over the past two years, we have created a new company. The initial step was AT&T’s creation of AT&T Wireless Group tracking stock in 2000. We took the next step, over the past year, with the establishment of

AT&T Wireless Services as an independent, publicly traded company. When we separated from AT&T on July 9, 2001, we became the largest independent, unaffiliated wireless carrier in North America.

      Strategic Focus. In addition to becoming independent from AT&T, we have spent the past two years shaping our strategy and positioning our company to execute on that strategy. We have a single-minded strategic focus: “Mobile Voice and Data in the Major Markets of North America.” We view our business as a mobility business, providing wireless voice and data applications wherever and whenever in our North American target market.

      During the past two years, and especially in 2001, we made significant strides in executing our strategy and continuing a history of delivering on our operational commitments. In particular, we have made progress on the following aspects of our strategy:

•	Expanding our “footprint”

•	Maintaining a strong spectrum position

•	Enhancing our next-generation network and technology

•	Deciding to exit the fixed wireless business

      Expanding Our Footprint. A key component of our strategic execution has been the strengthening, in a cost-effective manner, of the service territory that we refer to as our “footprint.” We began 2000 with only 114 million consolidated covered POPs (or population), just under 40% of the country. Today we stand at nearly 200 million, including the POPs associated with our recently completed acquisition of TeleCorp PCS, Inc. Including the POPs of our affiliates, we had over 220 million covered POPs as of year-end 2001. We achieved this growth through a combination of building out over two dozen markets as well as through acquisitions and affiliations. Our long-term objective is to have virtually 100% national coverage. We plan to accomplish this through consolidated systems, affiliations and joint ventures.

      Spectrum Position. Another important element of our strategic focus is the maintenance of a strong spectrum position. We operate one of the largest U.S. digital wireless networks. As of December 31, 2001, we and our affiliates held 850 megahertz and 1900 megahertz licenses to provide wireless services covering 99% of the U.S. population. As of that date, we and our affiliates covered approximately 88% of the U.S. population with at least 30 megahertz of wireless spectrum. At the same date, our networks and those of our affiliates operated in markets including over 78% of the U.S. population and in all 50 of the largest U.S. metropolitan areas. We supplement our operations with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have operations. With these roaming agreements, we are able to offer customers wireless services covering over 95% of the U.S. population. The depth of our portfolio will allow us to build our interim enhanced data network (2.5G) coverage in nearly 100% of the nation’s population, and provides enough additional spectrum for a broad third-generation network (3G) footprint in over 70 of the top 100 U.S. markets. We have committed to provide an aggregate of $2.6 billion to Alaska Native Wireless (ANW) to finance the acquisition of licenses for which ANW was the highest bidder in the recent auction of PCS licenses that included spectrum originally licensed to NextWave Telecom, Inc. A number of the licenses in that auction were in top 100 U.S. markets. To the extent ANW is not awarded these licenses, we could use these funds for other purposes, including acquisition of spectrum.

      Next-Generation Technology. We are developing a next-generation network to accelerate the availability of enhanced data services offerings. We announced plans during the fourth quarter of 2000 to adopt a 2.5G technology known as GSM/ GPRS (global system for mobile communications/general packet radio service) and a mainstream 3G technology migration path to UMTS (universal mobile telecommunications system). As part of the technology mainstream, UMTS is the same global standard that has been selected by operators throughout Europe, Japan and other parts of the world. Although no technology path has been developed on an industry-wide basis, we believe this technology path will provide higher performance, lower network and handset costs, and greater industry-wide R&D investment. In addition, during the fourth quarter of 2000, we entered into a strategic alliance with NTT DoCoMo, Inc., a leading Japanese wireless communications company, to develop mobile multimedia services on a global-standard, high-speed wireless network. During

2001, we built out GSM/ GPRS markets representing approximately 45% of our covered POPs, with the remaining build-out to be completed in 2002. We expect to make significant additional capital expenditures in 2002 as we complete our GSM/ GPRS build-out. Our build-out schedule, as well as our commercial launch of GSM/ GPRS markets, requires the availability of both network infrastructure, as well as handsets from various vendors. We plan to begin loading new customers, as well as migrate existing customers to GSM/ GPRS service, in 2002 and accelerate thereafter.

      Strategic Refocus — Decision to Exit Fixed Wireless Business. Having focused our strategy on mobility in North America, we have made some important decisions during 2001 that will be reshaping our business, as well as continuing our commitment to profitability. We announced our decision to exit the fixed wireless business and began implementing that exit during the fourth quarter of 2001. Earlier in 2001, we began monetizing overseas minority investments in Japan and Malaysia, aligning our international investments with our North America strategy. We have been reinvesting the proceeds in North America, with additional investments in Rogers Wireless Communications, Inc. in Canada as well as in the Caribbean.

      Highlights of Operational Results and Growth Opportunities. Over the past two years, we have grown our subscriber base by almost 8.5 million, through new subscriber additions and through acquisitions that occurred during 2000. In 2001, consolidated subscribers grew by 19% to end the year at over 18.0 million. We expect a slower rate of subscriber growth during 2002, reflecting the economic slowdown, higher penetration levels and increasing competition in our markets. Despite the slower rate of growth for 2002, we believe that there are significant long-term growth areas for the wireless industry and we are favorably positioned to seize these opportunities. We, along with the entire industry, have experienced an astounding growth in minutes of use in recent years. Some of this increase has been derived from new subscribers, while another significant part of this increase has been derived from additional usage within the existing subscriber base. We believe there is a significant opportunity to capitalize on wireline-to-wireless migration, especially given that the wireless industry currently carries only an estimated 12% of all minutes in the U.S. We also intend to increase wireless penetration levels as we address untapped market segments.

      Services Revenue and ARPU. In 2001, we grew services revenue by 33.7% to a record $12.5 billion. This resulted in average revenue per user (ARPU) of $62.60 for 2001, a decrease of 8.2% compared to 2000. We expect traditional service revenue per customer to decline as competitive pricing trends lower, as well as a result of moving into new market segments. This trend should be partially offset with increased minutes of use per subscriber, additional focus on under-penetrated high-revenue market segments, and as new service features, such as wireless data transport and applications, take hold.

      Churn and Customer Retention. Another critical element of our strategic focus is customer retention. Our average monthly subscriber churn rate was 2.9% in 2001. Although this was comparable to the prior year, our churn rate for the fourth quarter of 2001 was 2.7%. Numerous company-wide initiatives, including customer retention programs and network quality improvement, contributed to these results, despite operating within a highly competitive and economically challenged environment. Although the fourth quarter churn rate of 2.7% may not be sustainable, especially in the short term, controlling churn will remain an important operational priority. We expect churn in the industry to be somewhat volatile.

      EBITDA and EBITDA Margin. Focused cost control, in combination with the top line subscriber and revenue growth, enabled us to achieve record 2001 EBITDA. EBITDA, defined as operating income excluding depreciation and amortization, is a primary metric used by our operating decision-makers to measure our ability to generate cash flow. EBITDA for 2001 was $3,100 million, a growth of 65.3% compared to 2000. EBITDA margin, defined as EBITDA as a percentage of services revenue, was 24.7% in 2001, compared to 20.0% in 2000. This earnings growth and margin improvement is a direct result of a series of management initiatives. Incollect expenses, or costs incurred for our subscribers to roam on other carrier networks, were reduced in absolute dollars in 2001 through a combination of on-network footprint expansion, targeted service offers and roaming rate reductions. Tighter expense control in anticipation of a weakening economy kept headcount essentially flat in 2001 and led to a reduction in discretionary spending. Additionally, numerous initiatives in sales and marketing drove year-over-year costs per gross subscriber addition (CPGA) down by 9% in 2001 versus 2000. In order to continue this improvement in EBITDA and EBITDA margin, we will need to continue to grow our subscriber base and revenue stream and continue to generate operating cost efficiencies. Network cost per minute is projected to decline due to our expanding footprint leading to more on-net minutes, lower roaming rates and the cost efficiencies of our technology path. We also project that costs to add customers will decrease as a result of distribution mix, handset scale economies and segment marketing.

      Capital Expenditures. Capital spending was $5 billion in 2001, in line with our targeted projection. We expect to spend at about the same level in 2002. The composition of the spending is anticipated to shift, from roughly 20% associated with 2.5G in 2001 to approximately two-thirds expected to be associated with 2.5G in 2002. We believe that 2001 and 2002 will be the high-water marks for our capital spending. Starting in 2003, we expect capital spending, while still significant, to decline and be driven by demand.

Background

      On October 25, 2000, AT&T Corp. (AT&T) announced a restructuring plan, stating its intention to create a separate company for its wireless services businesses, named AT&T Wireless Services, Inc., termed “the split-off.” AT&T Wireless Services includes substantially the same assets and liabilities that were represented by AT&T Wireless Group tracking stock, which AT&T created on April 27, 2000. In conjunction with the offering of AT&T Wireless Group tracking stock in April 2000, 15.6%, or 360 million shares, of AT&T Wireless Group tracking stock were sold at an offering price of $29.50 per share. AT&T Wireless Group tracking stock was a class of AT&T common stock which was intended to provide holders with financial returns based on the financial performance and economic value of AT&T’s wireless services businesses.

      During May 2001, AT&T completed an exchange offer which allowed AT&T common shareholders to exchange shares of AT&T common stock for shares of AT&T Wireless Group tracking stock. Approximately 372.2 million shares of AT&T common stock were tendered in exchange for approximately 437.7 million shares of AT&T Wireless Group tracking stock, at an exchange ratio of 1.176 shares of AT&T Wireless Group tracking stock for each validly tendered share of AT&T common stock.

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

Exit of Fixed Wireless Business

      In December 2001, we finalized plans and received approval from our board of directors to exit the fixed wireless business. This decision resulted in a pre-tax charge during the fourth quarter of $1.3 billion, reflecting a write-down of the assets and the impact of phased exit charges. We anticipate that disposal of the fixed wireless business will be completed by mid-2002. We will continue to evaluate our phase-out plan throughout this period. On February 12, 2002, we completed the sale of certain fixed wireless assets to Netro Corporation (Netro), a company that is engaged in a business substantially different from our fixed wireless business. For $16 million in cash and 8.2 million shares of Netro common stock, Netro acquired a license to intellectual property, equipment and proprietary software assets. As a result of the transaction, we now own approximately 13.5% of Netro’s outstanding common stock.

      In accordance with Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the consolidated financial statements of AT&T Wireless Services have been restated to reflect the fixed wireless business as discontinued operations. Accordingly, the revenue, costs and expenses, assets and cash flows of the fixed wireless business have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable taxes; as “Assets of discontinued operations”; and as “Net cash used in discontinued operations” for all periods presented.

      Revenue for discontinued operations was $19 million, $2 million and $0 for 2001, 2000 and 1999, respectively. Loss from discontinued operations per basic and diluted share was ($0.43), ($0.07), and ($0.02) for 2001, 2000 and 1999, respectively. Assets of discontinued operations were $88 million and $989 million as of December 31, 2001 and 2000, respectively.

DoCoMo Investment

      In January 2001, NTT DoCoMo, Inc. (DoCoMo) invested $9.8 billion in a security of AT&T that, like AT&T Wireless Group tracking stock, was intended to reflect a portion of the financial performance and economic value of AT&T Wireless Group. We were allocated $6.2 billion of the gross proceeds from AT&T. Additionally, we were allocated $20 million of costs associated with the transaction. AT&T retained the remaining $3.6 billion of the DoCoMo investment proceeds as consideration for the reduction in AT&T’s retained portion of our value. In conjunction with the split-off, DoCoMo’s investment was converted into 406 million shares, or approximately 16%, of AT&T Wireless Services’ common stock. As part of this investment, we entered into a strategic alliance with DoCoMo to develop mobile multimedia services on a global-standard, high-speed wireless network. DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if we fail to meet specified technological milestones, under certain circumstances.

TeleCorp PCS, Inc. Acquisition

      On October 8, 2001, we announced that we had entered into an agreement to acquire TeleCorp PCS, Inc. (TeleCorp) in an all-stock transaction then valued at approximately $4.7 billion. We agreed to acquire the remaining 77% of TeleCorp that we did not already own for AT&T Wireless Services common stock then valued at approximately $2.4 billion and the assumption of $2.1 billion in net debt and approximately $221 million in preferred securities. We closed the merger transaction with TeleCorp on February 15, 2002. This transaction resulted in our adding consolidated markets covering a population base of approximately 30 million in 14 states.

Other Strategic Acquisitions

      On December 29, 2000, we completed the acquisition of a wireless system in Houston, which covered a population base of approximately 5 million potential customers and served approximately 180 thousand subscribers as of the acquisition date. Also on December 29, 2000, our equity interest in AB Cellular, an entity that owned cellular properties in Los Angeles, Houston and Galveston, Texas, was redeemed. In consideration for our equity interest, we received 100% of the net assets of the Los Angeles property. The Los Angeles property covered a population base of approximately 15 million potential customers and served approximately 1.3 million subscribers as of December 31, 2000. On November 14, 2000, we completed a transaction with our affiliate TeleCorp that resulted in our acquisition of wireless systems in several New England markets. On October 2, 2000, we completed the acquisition of a wireless system in Indianapolis. Combined, the New England and Indianapolis markets covered a population base of approximately 4 million potential customers, and served approximately 145 thousand subscribers as of their acquisition dates.

      On September 29, 2000, we completed the acquisition of a wireless system in San Diego, which covered a population base of 3 million potential customers. Also, during the third quarter of 2000, we completed the acquisition of a wireless system on the Big Island of Hawaii. Combined, these two markets served more than 180 thousand subscribers as of their acquisition dates.

      In June 2000, we completed the acquisition of the remaining 50% partnership interest we previously did not own in CMT Partners (Bay Area Properties). The Bay Area Properties covered a population base exceeding 7 million potential customers and, as of the acquisition date, served nearly 1 million subscribers. Also in June 2000, we completed the acquisition of Wireless One Network, L.P. (Wireless One). Wireless

One owned and operated wireless systems in Northwest and Southwest Florida covering a population base of 1.6 million potential customers and served approximately 190 thousand subscribers as of its acquisition date.

      In February 2000, AT&T and Dobson Communications Corporation, through a joint venture, acquired American Cellular Corporation. AT&T contributed its interest in the joint venture to us as of the date of the acquisition. This acquisition increased our coverage in New York State and several Midwest markets by adding approximately 450 thousand subscribers as of the acquisition date.

      The following discussion describes the financial condition and results of operations of AT&T Wireless Services. This discussion includes the effect of certain other subsidiaries, assets and liabilities of AT&T that constituted AT&T Wireless Group. AT&T has contributed to us all of the subsidiaries, assets and liabilities that constituted AT&T Wireless Group. Consistent with our historical financial statements, we have treated these contributions and related transactions in a manner similar to a pooling of interests and we have assumed these contributions and related transactions were completed in historical periods by the legal entity AT&T Wireless Services.

Consolidated Results of Operations

      The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations for the years ended December 31, 2001, 2000 and 1999 and financial condition as of December 31, 2001 and 2000. The comparison of the 2001 results with 2000, as well as the comparison of the 2000 results with 1999, were affected by the acquisitions that occurred during 2000 as discussed above. The results of the fixed wireless business are discussed within “Loss per share from discontinued operations.” As a result of our discontinuation of the fixed wireless business, we operate in a single business segment.

Critical Accounting Policies and Estimates

      The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities, during the periods reported. Estimates are used when accounting for certain items such as unbilled revenues, allowance for doubtful accounts, sales and marketing programs and incentives, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments and intangible assets. Additionally, during the fourth quarter of 2001, we recorded estimated losses associated with the discontinuation of our fixed wireless business. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

      We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize services revenue based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. As a result of our billing cycle cut-off times, we are required to make estimates for services revenue earned but not yet billed at the end of each quarter. These estimates are based primarily upon historical minutes of use processed. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We record accruals associated with sales and marketing promotions and incentives, primarily related to cash rebates offered. These accruals are based primarily on historical take-rates of similar promotions or offers. When recording our depreciation expense associated with our wireless communications equipment, we use estimated useful lives. As a result of changes in our technology and industry conditions, we periodically evaluate the useful lives of our wireless communications equipment. These evaluations could result in a change in our useful lives in future periods. We hold non-controlling investments in several entities for which we apply the equity or cost method of accounting. We record impairments associated with these investments when we determine that the market value of the decline below our net book value is deemed to be other than temporary. Volatility in market prices of these investments, or poor operating performance of these entities, could result in future values of these investments declining below our carrying value.

Year Ended December 31, 2001, Compared with the Year Ended December 31, 2000

Revenue

      Total revenue primarily includes revenue associated with wireless voice and data services and the sale of handsets and accessories to both customers and distributors. Services revenue primarily includes monthly recurring charges, airtime and toll usage charges, and roaming charges billed to both our customers and other wireless service providers. Services revenue is recognized based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. Amounts collected for services billed in advance of the service period are recorded as unearned revenue and are recognized when earned. Customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized over the estimated customer relationship period. Revenue from data services has not been material in any of the periods presented, nor do we anticipate that revenue from data services will be material to our overall services revenue during 2002. We expect that revenues from wireless data services will increasingly contribute to our services revenue as a result of the increasing availability of GSM/ GPRS across our network and the introduction of new data applications. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer or distributor, as this is considered to be a separate earnings process from the sale of wireless services.

      Total revenue increased 30.3% to $13,610 million for the year ended December 31, 2001, compared with the prior year. Total revenue increased 16.1% for the year ended December 31, 2001, compared with 2000, when adjusted to exclude the impact of the Bay Area Properties from January to June 2001 due to its acquisition in June 2000, and the Los Angeles market for 2001, which we began consolidating effective December 29, 2000.

      Services revenue for the year ended December 31, 2001, was $12,532 million, an increase of $3,158 million, or 33.7%, compared with 2000. Services revenue increased 19.1% for the year ended December 31, 2001, compared with 2000, when adjusted to exclude the impact of the Bay Area Properties from January to June 2001 due to its acquisition in June 2000, and the Los Angeles market for 2001, which we began consolidating effective December 29, 2000. The services revenue growth was affected by the results of acquisitions that closed during 2000, as well as by growth associated with net subscriber additions during 2001. This growth was partially offset by a decline in ARPU. We expect the rate of growth in our reported services revenue to decline during 2002 due to the impact on the prior year’s growth associated with acquisitions, as well as a result of the anticipated decline in ARPU. These declines in growth rates will be partially offset by the growth associated with the increase in our subscriber base.

      As of December 31, 2001, we had over 18.0 million consolidated subscribers, an increase of 19.0% compared with the prior year, of which over 94% were digital subscribers, up from over 90% as of December 31, 2000. Net consolidated wireless subscriber additions in the year ended December 31, 2001, totaled 2,928 thousand, a 14.1% increase over the prior year, including 927 thousand during the fourth quarter. Our average monthly churn rate for the year ended December 31, 2001, was 2.9%, comparable to our churn rate for the year ended December 31, 2000. Although churn remained flat for the year, churn for the fourth quarter of 2001 declined to 2.7%, down from 3.1% during the third quarter of 2001. The churn rate related to our postpaid customers for the year ended December 31, 2001, declined to 2.6%, down from 2.7% in the prior year. Prepaid subscribers as of December 31, 2001, remained a mid-single digit percentage of the total consolidated subscriber base, similar to the prior year-end. Total subscribers, including affiliate markets in which we do not own a controlling interest, were nearly 20.8 million at the end of 2001, a 22.0% increase over the prior year.

      Our ARPU for the year ended December 31, 2001, was $62.60, a decrease of 8.2% compared with 2000. Our ARPU decreased as a result of competitive pricing pressures and market segmentation efforts. Despite the decline in ARPU, average minutes of use per subscriber increased for the year ended December 31, 2001, compared with the prior year. We expect ARPU for the year ended December 31, 2002, to decline from the 2001 level as competitive pricing trends lower, as well as a result of moving into new market segments. This trend should be partially offset with increased minutes of use per subscriber, additional focus on under-penetrated high-revenue market segments, and as new service features, such as wireless data transport and applications, take hold.

      Equipment revenue for the year ended December 31, 2001, was $1,078 million, an increase of $6 million, or 0.6%, compared with 2000. Equipment revenue for the year ended December 31, 2001, compared with the prior year, was affected by a decline in the average revenue per item sold to subscribers and distributors, offset by an increase in quantities of equipment sold. We supply to our subscribers and distributors a selection of handsets at competitive prices, which are generally offered at or below cost.

Costs of services

      Costs of services include the costs to place calls over the network (including the costs to operate and maintain our network and roaming costs paid to other wireless providers), as well as access, interconnection and toll charges paid to connect calls on other networks, including those of AT&T. Additionally, costs of services include the provision for uncollectible receivables and non-income related taxes.

      Costs of services for the year ended December 31, 2001, were $3,991 million, an increase of $974 million, or 32.3%, compared with 2000. Approximately one-third of this increase was due to growth in the subscriber base and their increased minutes of use, which resulted in an increase in the access, toll and other connection charges paid to connect calls on other networks, including AT&T. An additional approximate one-third of the increase resulted from higher costs to maintain our owned and operated network, driven by continued expansion of our network during 2001, as well as the related increase in our network associated with acquisitions which occurred during 2000. The remaining increase was a result of higher provisions for uncollectible receivables and an increase in non-income related taxes.

Costs of equipment sales

      Costs of equipment sales include the costs of the handsets and accessories sold to new as well as existing customers. Costs of equipment sales for the year ended December 31, 2001, were $2,037 million. This represented a decrease of $4 million, or 0.2%, compared with 2000. Costs of equipment sales for the year ended December 31, 2001, as compared with the prior year, were affected by a decrease in the average cost of items sold to subscribers and distributors. Offsetting these decreases was an increase in the number of items sold.

Selling, general and administrative

      Selling, general and administrative expenses (SG&A) for the year ended December 31, 2001, were $4,482 million, an increase of $970 million, or 27.6%, compared with the prior year. Nearly one-half of this increase in SG&A was due to higher marketing and selling costs, primarily advertising and promotions, and commissions and other manpower-related expenses associated with the 34.7% increase in gross consolidated subscriber additions for the year ended December 31, 2001, compared with the prior year. CPGA, which includes the cost of handset subsidies recorded in costs of equipment sales, was $334 for the year ended December 31, 2001, a 9.0% decline compared with the prior year. We expect CPGA to decline during 2002 as a result of our continued focus on cost reductions. In addition, approximately one-fourth of the SG&A increase was due to an increase in expenses related to customer care and subscriber billing, which resulted from growth in the subscriber base.

Depreciation and amortization

      Depreciation and amortization expenses for the year ended December 31, 2001, were $2,502 million, an increase of $863 million, or 52.7%, compared with 2000. The increase in depreciation and amortization expenses primarily resulted from growth in our depreciable asset base resulting from capital expenditures to increase the capacity of the network and improve call quality, as well as the impact of a full year’s worth of depreciation expense associated with property, plant and equipment acquired with the acquisitions that closed during 2000. Total capital expenditures, including capital expenditures related to internal-use software, were $5,356 million and $3,876 million for the years ended December 31, 2001 and 2000, respectively. Additionally, amortization expense, which includes amortization of licensing costs, goodwill, and other acquisition-related intangibles, increased for the year ended December 31, 2001, as a result of a full year’s worth of amortization associated with acquisitions that closed during 2000. Additionally, effective January 1, 2001, we shortened the lives of certain wireless communications equipment, which increased depreciation expense approximately $136 million, increased net loss available to common shareholders approximately $84 million and increased net loss available to common shareholders per basic and diluted share approximately $0.03, for the year ended December 31, 2001. As a result of changes in our technology and industry conditions, we periodically evaluate the useful lives of our wireless communications equipment. These evaluations could result in a change in our useful lives in future periods.

      As a result of our evaluation of recent changes in the wireless telecommunications industry and the views of regulatory authorities, effective January 1, 2001, we began using an amortization period of 25 years for licensing costs and goodwill associated with newly acquired wireless operations. This change did not have a material impact on our results of operations for the year ended December 31, 2001. See Recent Accounting Pronouncements for details associated with additional changes in accounting and reporting for goodwill, licensing costs, and other intangibles that are effective January 1, 2002.

Other income

      Other income primarily includes gains or losses on sales or exchanges of assets and businesses, revaluation gains and losses on derivative financial instruments, and interest income. Interest income for periods prior to the split-off primarily represented interest income from AT&T. Other income for the year ended December 31, 2001, was $374 million, compared with $534 million for the year ended December 31, 2000. Other income for the year ended December 31, 2001, primarily included interest income of $278 million and $73 million of gains associated with fair value adjustments related to the common stock warrants in AT&T Wireless Services which are held by DoCoMo and were considered to be derivative financial instruments. In December of 2001, the terms of the warrants were amended such that the warrants will no longer require fair value adjustments subsequent to December 2001. Other income for the year ended December 31, 2000, included a pre-tax gain of $379 million recognized on transactions associated with our affiliate investment in TeleCorp, interest income of $143 million on the note receivable from AT&T, and pre-tax gains totaling $141 million associated with the sale of two equity investments during the second quarter of 2000. Additionally, other income for the year ended December 31, 2000, included a pre-tax loss of $184 million associated with the acquisition of the Los Angeles cellular property resulting from AB Cellular’s redemption of our equity interest in AB Cellular.

Interest expense

      Interest expense, net of amounts capitalized, consists primarily of interest on long-term debt to others and intercompany debt due to AT&T prior to the repayment in June 2001. Interest expense for the year ended December 31, 2001, was $386 million, an increase of $301 million, or 353.6%, compared with 2000. The increase in interest expense related primarily to interest expense associated with the $6.5 billion Senior Notes offering which occurred in March 2001. This increase was partially offset by a decrease in intercompany interest paid to AT&T.

Provision (benefit) for income taxes

      The provision for income taxes for the year ended December 31, 2001, was $311 million, compared with $246 million for the year ended December 31, 2000. The annual effective income tax rate for the year ended December 31, 2001, was 53.0%, compared with 35.7% for the year ended December 31, 2000. The annual effective income tax rate for 2001 was affected by non-deductible goodwill and other amortization, reserve adjustments associated with the split-off, and fair value adjustments associated with the common stock warrants held by DoCoMo. The annual effective income tax rate for 2000 was affected by non-deductible goodwill, as well as the sale of a foreign investment.

Net equity (losses) earnings from investments in unconsolidated subsidiaries

      Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax, were $75 million of losses for the year ended December 31, 2001, compared with $388 million of earnings for 2000, and were associated with our domestic and international equity investments. Net equity (losses) earnings from investments in unconsolidated subsidiaries for the year ended December 31, 2001, included a $298 million after-tax gain associated with the sale of our equity investment in Japan Telecom. Additionally, net equity (losses) earnings from investments in unconsolidated subsidiaries for the year ended December 31, 2001, included $66 million, net of tax, associated with impairment charges for market value declines of two international investments, as these declines were deemed to be other than temporary. Net equity (losses) earnings from investments in unconsolidated subsidiaries for the year ended December 31, 2000, included a $372 million after-tax gain recognized by our equity investment in AB Cellular on the redemption of our equity interest in December 2000. Excluding the 2001 and 2000 gains and impairments, net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax, decreased $323 million. Approximately three-quarters of this decrease was the result of equity earnings recognized during 2000 compared to 2001 related to CMT Partners and AB Cellular. The remaining decrease was associated with increased losses from domestic affiliate investments, as well as international investments. We anticipate that we will continue to record equity losses associated with our international, and certain domestic equity method investments during 2002. Effective with our merger with TeleCorp, we will no longer reflect our proportionate share of equity losses associated with TeleCorp within net equity (losses) earnings from investments in unconsolidated subsidiaries, as this entity will be consolidated. See Recent Accounting Pronouncements for details associated with additional changes in accounting and reporting for goodwill, licensing costs, and other intangibles that are effective January 1, 2002.

Dividend requirements on preferred stock held by AT&T

      At December 31, 2000, we had outstanding $3.0 billion of preferred stock held by AT&T that paid dividends at 9% per annum. In June 2001, we redeemed the $3.0 billion of preferred stock held by AT&T. Dividend requirements on this preferred stock for the year ended December 31, 2001, were $76 million and for the year ended December 31, 2000, were $130 million, net of amounts recorded in accordance with a tax-sharing agreement between AT&T Wireless Services and AT&T.

Income (loss) from continuing operations available to common shareholders per share

      Income (loss) from continuing operations available to common shareholders per share was $0.05 for the year ended December 31, 2001, compared with $0.28 for the year ended December 31, 2000. Partially contributing to the decrease were lower gains associated with one-time transactions recorded during 2001 as compared to 2000. The 2001 period included the gain recognized on the sale of our equity interest in Japan Telecom. The 2000 period included gains resulting from the sale of two equity investments, the gain on the transactions associated with our affiliate investment in TeleCorp, and the net gain associated with the redemption of our equity interest in AB Cellular. Also contributing to the decrease in income (loss) from continuing operations available to common shareholders per share for the year ended December 31, 2001, was an increase in interest expense, as well as a decrease in net equity earnings from investments, excluding the one-time transactions. These decreases were partially offset by an increase in operating income.

Loss from discontinued operations per share

      Loss from discontinued operations per share increased to ($0.43) for the year ended December 31, 2001, compared with ($0.07) for the year ended December 31, 2000. The loss from discontinued operations for the year ended December 31, 2001, included ($0.32) resulting from the $0.8 billion after-tax charge associated with the loss on disposal of the fixed wireless business recorded during the fourth quarter.

Net (loss) income available to common shareholders per share

      Net (loss) income available to common shareholders per share was a loss of ($0.38) for the year ended December 31, 2001, compared with income of $0.21 for the year ended December 31, 2000. The decrease in net (loss) income available to common shareholders per share was driven by both lower income associated with our continuing operations and higher losses associated with our discontinued operations.

Year Ended December 31, 2000, Compared with the Year Ended December 31, 1999

Revenue

      Total revenue increased 37.0% to $10,446 million for the year ended December 31, 2000, compared with the prior year. Total revenue increased 29.6% for the year ended December 31, 2000, compared with 1999, adjusted to exclude the Bay Area Properties from July 2000 to December 2000, and to exclude Vanguard Cellular for the period of January 2000 to April 2000, to correlate results with 1999, due to the June 2000 and May 1999 acquisitions, respectively.

      Services revenue for the year ended December 31, 2000, was $9,374 million, an increase of $2,551 million, or 37.4%, compared with 1999. Services revenue increased 29.9% for the year ended December 31, 2000, compared with 1999, adjusted to exclude the Bay Area Properties from July 2000 to December 2000, and to exclude Vanguard Cellular for the period of January 2000 to April 2000, to correlate results with 1999, due to the June 2000 and May 1999 acquisitions, respectively. The services revenue growth was driven primarily by strong consolidated subscriber growth. Additionally, an increase in ARPU for the year ended December 31, 2000, compared with the prior year, contributed to the growth in services revenue. AT&T Digital One Rate service, including additional calling plans introduced in August 2000 as well as the AT&T Regional and Digital Advantage plans announced during the second quarter of 2000, contributed to growth in subscribers as well as an increase in services revenue.

      As of December 31, 2000, we had nearly 15.2 million consolidated subscribers, an increase of 58.5% compared with the prior year, of which over 90% were digital subscribers, up from over 79% as of December 31, 1999. Consolidated subscribers at December 31, 2000 included approximately 3 million subscribers associated with acquisitions that closed in 2000. Net consolidated wireless subscriber additions in the year ended December 31, 2000, totaled nearly 2.6 million, a 67.5% increase over the prior year, including 865 thousand during the fourth quarter. Our average monthly churn rate for the year ended December 31, 2000 was 2.9%, compared with 2.6% for the year ended December 31, 1999. Our average monthly churn rate increased during 2000 as a result of competitive pressures and our efforts to expand the customers we serve to a broader base of consumer segments. Total subscribers, including affiliate markets in which we do not own a controlling interest, were over 17.0 million at the end of 2000. Due to the redemption of our equity interest in AB Cellular during the fourth quarter of 2000, the Houston market subscribers of AB Cellular were no longer included in our total subscribers. Ending total subscribers included approximately 450 thousand subscribers associated with our acquisition of American Cellular in February 2000.

      Our ARPU for the year ended December 31, 2000, was $68.20, an increase of 3.6% compared with 1999. The increase was primarily due to increased minutes of use per subscriber, driven in part by the continued success of AT&T Digital One Rate service and other rate plans introduced in 2000. Our ARPU trended downward during the second half of 2000 as a result of market segmentation efforts. Despite this, our ARPU remained higher than the wireless industry average during the year ended December 31, 2000.

      Equipment revenue for the year ended December 31, 2000, was $1,072 million, an increase of $268 million, or 33.2%, compared with 1999. This increase was primarily due to a 53.6% increase in gross consolidated subscriber additions during the year ended December 31, 2000, compared with 1999, which included gross subscriber additions associated with acquisitions completed during 2000.

Costs of services

      Costs of services for the year ended December 31, 2000, were $3,017 million, an increase of $487 million, or 19.2%, compared with 1999. Nearly one-fourth of this increase was due to growth in the subscriber base and their increased minutes of use, which resulted in an increase in toll, access and other connection charges paid to connect calls on other networks, including AT&T. An additional approximate one-fourth of the increase was the result of an increase in the costs to maintain our owned and operated network. The remaining increase was partially a result of higher provisions for uncollectible receivables, as well as increases in non-income related taxes. Partially offsetting these increases was a decrease in roaming costs paid to other wireless service providers/carriers.

Costs of equipment sales

      Costs of equipment sales for the year ended December 31, 2000, were $2,041 million. This was an increase of $775 million, or 61.2%, compared with 1999. This increase was due primarily to higher gross subscriber additions in 2000 compared with the prior year, including gross subscriber additions associated with acquisitions completed during 2000.

Selling, general and administrative

      SG&A for the year ended December 31, 2000, were $3,512 million, compared with $2,641 million for the year ended December 31, 1999, representing an increase of 33.0%. Approximately one-half of the increase in SG&A was due to higher marketing and selling costs, primarily advertising and commissions, associated with the increase in gross consolidated subscriber additions for the year ended December 31, 2000, compared to 1999. CPGA was $367 for both the years ended December 31, 2000 and 1999. In addition, approximately one-third of the SG&A increase was due to an increase in information technology and customer care-related expenses, which resulted from growth in the customer base.

Depreciation and amortization

      Depreciation and amortization expenses for the year ended December 31, 2000, were $1,639 million, an increase of $408 million, or 33.1%, compared with 1999. The increase in depreciation and amortization expenses primarily resulted from growth in our depreciable asset base resulting from capital expenditures to increase the capacity of the network and improve call quality. Total capital expenditures, including capital expenditures associated with internal-use software, were $3,876 million and $2,339 million for the years ended December 31, 2000 and 1999, respectively. Additionally, amortization expense, which includes amortization of licensing costs, goodwill, and other acquisition-related intangibles, increased for the year ended December 31, 2000, as a result of the 1999 acquisitions of Vanguard Cellular and Honolulu Cellular, as well as the 2000 acquisitions, primarily the Bay Area Properties and Wireless One, both of which closed during June 2000.

Asset impairment and restructuring charges

      During the fourth quarter of 1999, we recorded a $528 million asset-impairment charge primarily associated with the planned disposal of wireless communications equipment resulting from a program to increase capacity and operating efficiency of the wireless network. The program provided us with the newest technology available and allowed us to evolve to new next-generation digital technology, which will provide high-speed data capabilities.

Other income

      Other income for the year ended December 31, 2000, was $534 million, compared with $122 million for the year ended December 31, 1999. The increase for the year ended December 31, 2000, was due primarily to the pre-tax gain of $379 million recognized on the transactions associated with our affiliate investment in TeleCorp, interest income of $143 million on the note receivable from AT&T, and pre-tax gains totaling $141 million associated with the sale of two equity investments during the second quarter of 2000. These increases were partially offset by a pre-tax loss of $184 million associated with the acquisition of the Los Angeles cellular property resulting from AB Cellular’s redemption of our equity interest in AB Cellular, as well as pre-tax gains on the sale of businesses and investments of $99 million recorded in 1999.

Interest expense

      Interest expense for the year ended December 31, 2000, was $85 million, a decrease of $51 million, or 37.2%, compared with 1999. The decrease was due to higher levels of capitalized interest as a result of increased capital expenditures, as well as lower levels of average outstanding debt due to AT&T. The decrease in the average outstanding debt due to AT&T was attributable to the recapitalization of $2.0 billion of long-term debt due to AT&T into 9% cumulative preferred stock held by AT&T in conjunction with the offering of AT&T Wireless Group tracking stock in April 2000. These decreases were partially offset by a higher rate of interest charged by AT&T on the intercompany debt in 2000 versus the prior year.

Provision (benefit) for income taxes

      The provision for income taxes for the year ended December 31, 2000, was $246 million, compared with a benefit of $257 million for the year ended December 31, 1999. The annual effective income tax rate for the year ended December 31, 2000, was 35.7%, compared with 44.1% for the year ended December 31, 1999. The annual effective income tax rate for 2000 was affected by non-deductible goodwill, as well as the sale of a foreign investment. The annual effective income tax rate for 1999 was affected by the benefit from a change in the valuation allowance and other estimates, offset by non-deductible goodwill and other purchased intangibles.

Net equity (losses) earnings from investments in unconsolidated subsidiaries

      Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax, were $388 million of earnings for the year ended December 31, 2000, compared with $19 million of losses for 1999, and were associated with our domestic and international equity investments. Approximately $327 million of the increase was related to our domestic equity investments, and the remaining increase was associated with decreased losses from our international equity investments. The increase in our domestic net equity earnings was primarily due to a $372 million after-tax gain included in equity earnings for our proportionate share of the gain recognized by AB Cellular on the redemption of our equity interest in AB Cellular.

Dividend requirements on preferred stock held by AT&T

      At December 31, 2000 and 1999, we had outstanding $3.0 billion and $1.0 billion, respectively, of preferred stock held by AT&T that paid dividends at 9% per annum. Long-term debt due to AT&T of $2.0 billion was recapitalized into an additional $2.0 billion of 9% cumulative preferred stock held by AT&T in conjunction with the offering of AT&T Wireless Group tracking stock. Dividend requirements on this preferred stock for the year ended December 31, 2000, were $130 million and for the year ended December 31, 1999, were $56 million, net of amounts recorded in accordance with the tax-sharing agreement.

Income (loss) from continuing operations available to common shareholders per share

      Income (loss) from continuing operations available to common shareholders per share was income of $0.28 for the year ended December 31, 2000, compared with a loss of ($0.16) for the year ended December 31, 1999. Partially contributing to the increase were one-time transactions recorded during both 2000 and 1999. The 2000 period included gains resulting from the sale of two equity investments, the gain on the transactions associated with our affiliate investment TeleCorp, and the net gain associated with the redemption of our equity interest in AB Cellular. The 1999 period included the asset impairment and restructuring charge. The remaining increase in income (loss) from continuing operations available to common shareholders per share resulted from higher operating income, as well as increased interest income, partially offset by an increased provision for income taxes and higher dividend requirements on preferred stock held by AT&T.

Loss from discontinued operations per share

      Loss from discontinued operations per share increased to ($0.07) for the year ended December 31, 2000, compared with ($0.02) for the year ended December 31, 1999. The increased losses resulted from higher operating expenses, including costs of services and SG&A associated with the launching of commercial service by the fixed wireless business during 2000.

Net (loss) income available to common shareholders per share

      Net (loss) income available to common shareholders per share was income of $0.21 for the year ended December 31, 2000, compared with a loss of ($0.18) for the year ended December 31, 1999. The increase in net (loss) income available to common shareholders per share was driven by higher income associated with our continuing operations, partially offset by higher losses associated with our discontinued operations.

Liquidity and Capital Resources

Capital Resources

      Prior to the split-off, financing activities for AT&T Wireless Services and the rest of AT&T Wireless Group were managed by AT&T on a centralized basis and were subject to the review of the AT&T Wireless Group capital stock committee of AT&T’s board of directors. Sources of funds included AT&T Wireless Group tracking stock offering proceeds attributed from AT&T, intercompany borrowings from AT&T, internally generated funds, capital contributions from AT&T prior to the AT&T Wireless Group tracking stock offering, as well as proceeds from the DoCoMo transaction. Capital contributions from AT&T prior to the offering included acquisitions made by AT&T that have been attributed to us. Non-cash capital contributions from AT&T related to acquisitions and initial investments funded by AT&T prior to the offering totaled $539 million and $2,553 million for the years ended December 31, 2000 and 1999, respectively. In addition, AT&T performed cash management functions on our behalf. Cash balances maintained and reported by us prior to the split-off primarily represented cash balances for which no right of offset existed with AT&T. Effective with the split-off, we began performing cash management and financing activities as a stand-alone entity.

      We expect to rely on existing cash balances that resulted from various transactions discussed below, as well as cash generated from operations and external funds, to fund our capital requirements for at least the next 12 months. Our capital requirements will include capital expenditures associated with continued network expansion, spectrum requirements, including commitments associated with our affiliate Alaska Native Wireless (ANW), acquisitions, debt service requirements, non-consolidated investment fundings, and cash requirements to expand our subscriber base. Sources of external funds may include the issuance of public equity or debt securities, issuances of commercial paper, utilization of existing credit facilities, or securitization of receivables. We may also generate cash from the sale of non-strategic assets or excess spectrum. Our needs for additional capital will be impacted by our ability to reduce costs and continue to achieve subscriber and revenue growth.

      In association with the split-off, AT&T Wireless Services and AT&T entered into a separation and distribution agreement that governed the terms of the split-off. In June 2001, we repaid to AT&T the $1.8 billion of long-term debt and related accrued interest, and redeemed the $3.0 billion of preferred stock and related unpaid dividends held by AT&T. Additionally, under the separation and distribution agreement, in early July 2001, prior to the split-off, we received payment of our note receivable from AT&T, which totaled $5.3 billion. The $5.3 billion represented funds not yet utilized associated with the DoCoMo investment and Senior Notes offering discussed below.

      On January 22, 2001, AT&T closed its transaction with DoCoMo. AT&T attributed $6.1 billion of the approximate $9.8 billion of net proceeds received from DoCoMo to us. We utilized a portion of these proceeds during 2001 to fund capital expenditures, including capital expenditures to support the initial build-out and launch of our GSM network. Pursuant to this agreement, DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if, under certain circumstances, we fail to meet specified technological milestones. DoCoMo may require the repurchase of its investment, plus interest, if prior to June 30, 2004, we abandon wideband code division multiple access as our primary technology for third-generation services, or if we fail to launch services using universal mobile telecommunications systems (UMTS) in at least 13 of the top 50 U.S. markets, with certain specified exceptions. Although we believe that the likelihood of us having to repurchase DoCoMo’s investment is remote, if this occurred, the amount would be material to our results of operations and cash flows.

      On March 6, 2001, we completed a private placement of $6.5 billion in unsecured and unsubordinated Senior Notes with $1 billion maturing on March 1, 2006, $3 billion maturing on March 1, 2011, and $2.5 billion maturing on March 1, 2031. The notes pay interest at fixed rates ranging from 7.350% to 8.750% per annum, payable semi-annually, and include customary covenants. In accordance with registration rights attached to the notes, on October 3, 2001, we completed an exchange offer exchanging, at the election of the note holder, nearly 100% of private placement Senior Notes for new Senior Notes pursuant to a registration statement filed under the Securities Act of 1933. We had interest expense of $443 million for the year ended December 31, 2001, associated with these notes, of which $100 million was capitalized. We have entered into interest rate swaps totaling $700 million as of December 31, 2001, related to these notes. Interest savings recognized for the year ended December 31, 2001, related to the interest rate swaps totaled $2 million. We expect to incur interest payments related to these notes of approximately $525 million for the year ended December 31, 2002.

      On March 23, 2001, we entered into Competitive Advance and Revolving Credit Facilities (the Facilities) in the aggregate amount of $2.5 billion consisting of an up to $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and an up to $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility. The Facilities are subject to a facility fee ranging from 8 to 30 basis points, payable quarterly on the total commitment, used or unused. The facility fees are based on the respective agreements and will fluctuate based on our Senior Notes rating. The Facilities are also subject to a utilization fee of 12.5 basis points if borrowings exceed certain levels as defined in the agreement. The Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 32.5 to 100 basis points depending on our Senior Notes rating or (ii) the greater of the prime rate or the Federal funds effective rate plus 50 basis points. The Facilities are to be used for general corporate purposes and are subject to customary covenants, representations, warranties and events of default. In addition, the Facilities contain financial covenants requiring us to maintain certain financial ratios. Further, the existence of an obligation by us to repurchase equity interests from DoCoMo may under certain circumstances constitute an event of default. No amounts had been borrowed under the Facilities at December 31, 2001.

      During June 2001, we finalized agreements with a group of commercial paper dealers to issue up to $2.5 billion of private placement commercial paper notes. The notes will be unsecured, ranking pari passu with our other unsubordinated and unsecured indebtedness. Maturity of the notes will be up to 365 days from date of issue. As of December 31, 2001, we had not issued any notes under this program.

      On March 1, 2002, we initiated a three-year accounts receivable securitization program. The securitization program will allow for up to $1.2 billion of financing, to be collateralized by subscriber trade accounts receivable. Under the program, we can sell subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary of us. Our wholly owned subsidiary would then sell an undivided interest in such receivables to an unrelated third-party financing entity. The financing is subject to program fees, payable monthly, based on the outstanding borrowed amount. There are currently no amounts outstanding under this financing arrangement. This financing arrangement is to be used for general corporate purposes, is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event that a minimum credit rating is not maintained by us associated with our Senior Notes.

Capital Requirements — Capital Expenditures

      The operation, upgrade and expansion of our network, including our upgrade to next-generation technologies will require substantial amounts of capital over the next several years. Capital expenditures totaled $5.0 billion for the year ended December 31, 2001, of which approximately 20% represented capital expenditures associated with the initial build-out of our interim data network, GSM/ GPRS. The remaining approximately 80% represented capital expenditures associated with our existing TDMA network. During 2002, we expect to spend approximately $5.0 billion on capital expenditures, of which we estimate that approximately two-thirds will be spent on our GSM/ GPRS network. We have entered into various purchase commitments for network equipment as well as handsets related to the development of our next-generation strategy. Those commitments totaled $1.5 billion as of December 31, 2001, and expire between 2002 and 2004.

Capital Requirements — Spectrum

      We may also require substantial capital for additional spectrum, including our existing commitment as discussed below to fund spectrum purchases made by our affiliate ANW. To the extent winning bids made by ANW are revoked and the licenses are not granted, we may pursue other alternatives associated with acquiring additional spectrum. Access to this spectrum, or other sources of spectrum, will enhance our existing spectrum portfolio, as well as help us to meet customer growth targets and the growing demand for and usage of existing and new wireless products.

      During November 2000, AT&T Wireless Services joined with others in the formation of a venture, ANW, which participated in the Federal Communication Commission’s (FCC) recent auction of license spectrum in the 1900 megahertz band, which is used to provide wireless services. In January 2001, the auction was completed, and ANW was the high bidder on approximately $2.9 billion in licenses. AT&T Wireless Services committed to fund $2.6 billion to ANW to fund ANW’s purchase of licenses. As of December 31, 2001, AT&T Wireless Services funded approximately $309 million of the commitment through a combination of a non-controlling equity interest and debt securities of ANW. On March 4, 2002, the FCC announced that it is prepared to grant to ANW some of the licenses on which it was the high bidder upon payment of $90 million, which is the balance of the purchase price for those licenses. AT&T Wireless Services anticipates that it will provide funding for this purchase to ANW. The remaining approximately $2.2 billion of additional funding will be made if and when the remaining licenses are granted, and will take the form of convertible and non-convertible notes of ANW. At the fifth anniversary of the first date on which licenses won in the auction are granted to ANW, and in addition to other means by which they may transfer their interests, the other owners of ANW have the right to require AT&T Wireless Services to purchase their equity interests. If this right were exercised five years after license grant, assuming licenses are granted in March 2002, the purchase price would be up to approximately $1.1 billion and would be payable, at AT&T Wireless Services’ option, in cash or marketable securities. The right to require AT&T Wireless Services to purchase these interests may be exercised before the five-year anniversary of the license grant if the conditions of certain FCC regulations restricting the free transferability of certain licenses offered in this auction are met earlier. If the right were exercised earlier, the purchase price would be calculated in generally the same way as if exercised at five years, except that a discount would be applied. In certain circumstances, if a winning bid of ANW is rejected or if any license granted to ANW is revoked, AT&T Wireless Services would be obligated to compensate other owners for making capital available to the venture. AT&T Wireless Services does not believe the amount of any such compensation, if it were required, would be material. In June 2001, a federal appeals court ruled that the FCC had acted improperly in repossessing from NextWave Telecom, Inc. most of the spectrum offered in the auction. The United States Supreme Court has ruled that it will hear an appeal of that decision.

      We had commitments to fund spectrum acquisitions and operational funding requirements of an equity method investment that totaled approximately $251 million as of December 31, 2001. These commitments were fully funded during the first quarter of 2002.

Capital Requirements — Acquisitions

      On October 8, 2001, we announced that we had entered into an agreement to acquire TeleCorp in an all-stock transaction then valued at approximately $4.7 billion. We agreed to acquire the remaining 77% of TeleCorp that we did not already own for AT&T Wireless Services common stock then valued at approximately $2.4 billion and the assumption of $2.1 billion in net debt and approximately $221 million in preferred securities. We closed the merger transaction with TeleCorp on February 15, 2002.

      Upon closing of the transaction with TeleCorp, we repaid approximately $938 million of the debt assumed from TeleCorp, including their outstanding bank credit facilities and government financings. The remaining debt we assumed primarily includes senior subordinated notes paying interest rates ranging from 10 5/8% to 12 3/4%. Certain of these notes contain restrictive covenants. We are currently evaluating alternatives related to these senior subordinated notes. Assuming the senior subordinated notes remain outstanding during 2002, our expected interest payments associated with these notes would be $95 million. Also upon closing of the transaction, we issued mandatorily redeemable preferred stock to replace certain previously outstanding series of TeleCorp preferred stock, which accrete interest at rates of 6.0% per annum.

      In addition to the debt service requirements associated with the TeleCorp acquisition, we will also require capital resources to fund their operational needs, including operational requirements associated with aligning TeleCorp’s markets with our existing national processes. Additionally, we will require capital resources to fund capital expenditures to expand their existing network and begin initial deployment of their interim data network.

      On February 27, 2002, we signed a definitive agreement to acquire for $285 million in cash the remaining 49% minority interest in a market in which we previously held a 51% ownership interest. The agreement remains subject to certain closing conditions and is expected to close during the first half of 2002.

Capital Requirements — Other

      In December 2001, we finalized plans and received approval from our board of directors to exit the fixed wireless business. This decision resulted in a pre-tax charge during the fourth quarter of $1.3 billion, reflecting a write-down of the assets and the impact of phased exit charges. The pre-tax charge of $1.3 billion included asset write-offs of $1.1 billion and estimated cash closing costs associated with the exit of the business of $258 million, of which $30 million was paid in December 2001. We anticipate that disposal of the fixed wireless business will be completed by mid-2002.

      We periodically make equity contributions into international and domestic investments in which we do not own a controlling interest. We currently have no commitments outstanding related to these investments, with the exception of our commitment associated with ANW discussed above.

      In conjunction with the split-off, we entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, we are required to purchase wholesale long-distance services we provide to our customers in an amount equal to our 2001 actual purchases for each of five years, beginning with the date of split-off. We are required to pay AT&T any shortfall in cumulative usage at the rate of $0.01 per minute at the end of the five year period. Our maximum commitment for this shortfall as of December 31, 2001 was approximately $484 million. We are also required to purchase long-distance services associated with our administrative phone usage equal to $75 million for each of three years following the split-off. As of December 31, 2001, we had fulfilled approximately $45 million of the first year’s commitment under the agreement. In addition, we are required to purchase certain network data services from AT&T in an amount equal to $36 million for each of the three years following the split-off. As of December 31, 2001, we had fulfilled all of the first year’s commitment under the agreement.

      As of December 31, 2001, our estimated commitments associated with operating leases were approximately $2.3 billion. These commitments are associated with contracts that expire in various years through 2045.

      We have commitments with local exchange carries for dedicated leased lines. The original terms of these commitments vary from month-to-month up to five years. We incurred approximately $300 million in 2001 related to these dedicated transport commitments. We also have various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are not significant individually, nor in the aggregate.

      As of December 31, 2001, we had no material off-balance sheet financing arrangements.

Cash Flows for the Year Ended December 31, 2001, Compared with the Year Ended December 31, 2000

      Net cash provided by operating activities of continuing operations for the year ended December 31, 2001, was $2,734 million, compared with $1,786 million for the year ended December 31, 2000. The increase in net cash provided by operating activities from continuing operations was primarily due to an increase in operating income excluding depreciation and amortization, resulting from revenue growth and a continued focus on cost reductions. Net cash provided by operating activities of continuing operations also increased as a result of a decrease in inventories in the current year versus an increase in the prior year, as well as an increase in interest accruals for the year ended December 31, 2001. These increases were partially offset by larger increases in operating and payroll-related accruals for the year ended December 31, 2000, as compared with the current year. Net cash used in investing activities from continuing operations for the year ended December 31, 2001, was $5,910 million, compared with $9,927 million for the year ended December 31, 2000. The decrease was due primarily to the acquisitions of wireless systems in Houston, Indianapolis, San Diego, the Bay Area Properties, and Wireless One totaling approximately $4.7 billion during 2000. Additionally, investing activities from continuing operations for the year ended December 31, 2001, included the approximate $650 million in pre-tax proceeds realized on the sale of our equity interest in Japan Telecom. Offsetting these decreases was an increase in capital expenditures for the year ended December 31, 2001, compared with the year ended December 31, 2000, primarily as a result of spending associated with the initial build-out of our GSM network. Net cash provided by financing activities of continuing operations for the year ended December 31, 2001, was $7,034 million, compared with $8,947 million for the year ended December 31, 2000. Financing activities of continuing operations for the year ended December 31, 2001, included the $6.1 billion of allocated net proceeds from AT&T associated with the investment by DoCoMo, as well as the $6.3 billion of net proceeds received from our Senior Notes offering in March 2001. These proceeds were offset by the $2.4 billion of debt repaid to AT&T and $3.0 billion of preferred stock held by AT&T that we redeemed in June 2001. Net cash provided by financing activities of continuing operations for the year ended December 31, 2000, primarily included the $7.0 billion of proceeds allocated from AT&T associated with the April 2000 offering of AT&T Wireless Group tracking stock, as well as an increase in debt and transfers from AT&T. Net cash used in discontinued operations decreased to $568 million for the year ended December 31, 2001, versus net cash used of $749 million for the year ended December 31, 2000. The decrease in net cash used in discontinued operations was primarily driven by $184 million of license purchases made by the fixed wireless business during the year ended December 31, 2000.

Cash Flows for the Year Ended December 31, 2000, Compared with the Year Ended December 31, 1999

      Net cash provided by operating activities of continuing operations for the year ended December 31, 2000, was $1,786 million, compared with $913 million for the year ended December 31, 1999. Approximately three-quarters of the increase in cash provided by operating activities from continuing operations was due to an increase in operating income excluding depreciation and amortization, and the asset impairment and restructuring charge in 1999, resulting from revenue growth and expense leveraging. The remaining increase was due to an increase in operating and payroll-related accruals, partially offset by increases in inventories and accounts receivable. Net cash used in investing activities from continuing operations for the year ended December 31, 2000, was $9,927 million, compared with $1,986 million for the year ended December 31, 1999. The increase was due primarily to the acquisitions of wireless systems in Houston, Indianapolis, San Diego, the Bay Area Properties, and Wireless One totaling approximately $4.7 billion. Equity investment purchases increased primarily due to the acquisition of approximately $1.0 billion in equity interests in international ventures, acquired from AT&T in association with their acquisition of MediaOne. The remaining increase was due to increased capital expenditures as a result of efforts to increase network capacity in existing markets as well as to expand our national footprint. Net cash provided by financing activities of continuing operations for the year December 31, 2000, was $8,947 million, compared with $1,234 million for the year ended December 31, 1999. The increase was primarily due to the $7.0 billion of proceeds attributed from the offering of AT&T Wireless Group tracking stock, $0.6 billion of short-term debt borrowed from AT&T, as well as increased transfers from AT&T prior to the offering, to fund acquisitions and higher capital expenditures. Net cash used in discontinued operations increased to $749 million for the year ended December 31, 2000, versus net cash used of $183 million for the year ended December 31, 1999. The increase in net cash used in discontinued operations was primarily driven by an increase in capital expenditures and license purchases, as well as higher operating losses associated with the fixed wireless business.

EBITDA for the Year Ended December 31, 2001, Compared with the Year Ended December 31, 2000

      EBITDA and EBITDA excluding our non-cash asset impairment and restructuring charges are the primary measures used by the chief operating decision-makers to measure our ability to generate cash flow. EBITDA may or may not be consistent with the calculation of EBITDA for other public companies and should not be viewed by investors as an alternative to accounting principles generally accepted in the United States of America, measures of performance or to cash flows from operating, investing and financing activities as a measure of liquidity.

      EBITDA for the year ended December 31, 2001, was $3,100 million, compared with $1,876 million for the year ended December 31, 2000. The growth in EBITDA was due to an increase in services revenue and a continued focus on cost reductions, primarily within SG&A. This EBITDA growth was partially offset by increased network costs attributable to the growth in subscribers and their related increased minutes of use, as well as increased acquisition and customer care-related expenses associated with growth in the subscriber base.

EBITDA for the Year Ended December 31, 2000, Compared with the Year Ended December 31, 1999

      EBITDA for the year ended December 31, 2000, was $1,876 million, compared with $662 million for the year ended December 31, 1999. On an operational basis, adjusted to exclude the 1999 asset impairment and restructuring charge of $528 million, operational EBITDA increased $686 million or 57.6%. The increase was primarily the result of revenue growth and lower incollect expenses. These increases were partially offset by increased customer-acquisition costs associated with the increase in gross subscriber additions, increased network costs attributable to the growth in subscribers and their minutes of use, and increased information technology and customer care-related costs to support growth in the subscriber base.

EBITDA Margin for the Year Ended December 31, 2001, Compared with the Year Ended December 31, 2000

      EBITDA margin, defined as EBITDA as a percentage of services revenue, was 24.7% for the year ended December 31, 2001, compared with 20.0% for the year ended December 31, 2000. The improvement in EBITDA margin for the year ended December 31, 2001, compared with the year ended December 31, 2000, was primarily driven by revenue growth, a reduction in incollect expenses, and a decrease in costs of equipment sales and the related equipment incentives. These improvements were partially offset by increased costs of services, including access, toll and interconnection charges, higher expenses associated with our expanded network, and an increase in the provision for uncollectible receivables.

EBITDA Margin for the Year Ended December 31, 2000, Compared with the Year Ended December 31, 1999

      EBITDA margin was 20.0% for the year ended December 31, 2000, compared with 17.4% for the year ended December 31, 1999, excluding the 1999 asset impairment and restructuring charge. The improvement in EBITDA margin for the year ended December 31, 2000, compared to the year ended December 31, 1999, was primarily driven by revenue growth and expense leveraging, primarily incollect expenses, partially offset by increased customer acquisition and customer care costs associated with growth in the subscriber base.

Quantitative and Qualitative Information About Market Risk

      Prior to the split-off, our market risk was managed by AT&T, as AT&T performed cash management and other treasury-related functions on our behalf. Subsequent to the split-off, we are responsible for managing market risk as a separate company. We are exposed to market risk from changes in interest and foreign exchange rates. Additionally, we are exposed to market risk associated with changes in prices of AT&T Wireless Services common stock. We use certain derivative financial instruments, primarily interest rate swaps, to manage our market risks. We do not use derivative financial instruments for trading or speculative purposes.

      We currently have outstanding $6.5 billion of Senior Notes with fixed interest rates ranging from 7.35% to 8.75%, and with maturity dates between 2006 and 2031. As of December 31, 2001, we had entered into interest rate swaps with a total notional value of $700 million. On a semi-annual basis, we pay a floating rate of interest plus a fixed spread, which averaged 4.5% as of December 31, 2001, and receive a fixed rate of 7.35% in return. The swaps were entered into as hedges of the fair value of our 7.35%, 2006 bonds, and expire on March 1, 2006, the bonds’ maturity date. Assuming a 10% shift in interest rates, the fair value of the interest rate swaps and the underlying hedged debt would have changed by approximately $14 million at December 31, 2001.

      Prior to the split-off, we were subject to interest rate risk associated with our short- and long-term debt due to AT&T. Our short-term debt due to AT&T was in the form of a revolving loan, paying interest monthly at the average seven-day commercial paper rate, which was 8.37% at December 31, 2000. The loan was repaid in full in January 2001. Our long-term debt due to AT&T was 10-year term debt that bore interest at a fixed rate of 8.1% per annum. Our long-term debt due to AT&T was repaid in June 2001.

      We may have future interest rate risk associated with the $2.5 billion Competitive Advance and Revolving Credit Facilities (Facilities), which were executed in March 2001, as well as the commercial paper agreement we finalized in June 2001. The Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 32.5 to 100 basis points depending upon our Senior Notes rating, or (ii) the greater of the prime rate or the Federal funds effective rate plus 50 basis points. As of December 31, 2001, there were no amounts outstanding under the Facilities, or any notes outstanding under the commercial paper agreement.

      We have foreign currency risk associated with investments in wireless companies outside of the United States of America. Results for our international investments in unconsolidated subsidiaries are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. We have not entered into any derivative financial instruments to hedge our foreign currency exposure. Additionally, we believe that the potential exposure is not material to our overall financial position or results of operations.

      We have equity price risk associated with common stock warrants in our common stock which are held by DoCoMo. In association with the split-off, DoCoMo’s warrants in AT&T Wireless Group tracking stock were converted into 41.7 million common stock warrants in AT&T Wireless Services with a strike price of $35 per share.

      The risk management discussion above, related to our market risks, contains forward-looking statements. Future impacts of market risk would be based on actual developments in the financial markets.

Financial Condition At December 31, 2001, Compared with December 31, 2000

      Total assets increased to $41,722 million at December 31, 2001, an increase of $6,420 million, or 18.2%, versus December 31, 2000. Total assets at December 31, 2001, included $3.4 billion of cash and cash equivalents which represented the remaining proceeds from the $6.5 billion Senior Notes offering in March 2001, as well as the $6.1 billion of net proceeds allocated from AT&T associated with the January 2001 DoCoMo transaction. Also attributing to the increase in total assets was an increase in property, plant and equipment as a result of capital expenditures made during 2001. The assets of the fixed wireless business were reflected as “Assets of discontinued operations” at both December 31, 2001 and 2000. The decrease in assets of discontinued operations was the result of the $1.1 billion pre-tax write-off of fixed wireless assets during the fourth quarter of 2001 resulting from our decision to exit the fixed wireless business.

      Total liabilities were $14,731 million at December 31, 2001, an increase of $4,347 million, or 41.9%, compared with December 31, 2000. The increase was primarily attributable to the $6.5 billion Senior Notes offering which occurred in March 2001. Partially offsetting this increase were decreases in the short-term debt due to AT&T, which was repaid in January 2001, and the long-term debt due to AT&T, which was repaid in June 2001.

      Preferred stock held by AT&T of $3.0 billion at December 31, 2000, was redeemed during June 2001.

      Mandatorily redeemable common stock totaling $7,664 million at the end of fourth quarter represented the fair value as of split-off date of the AT&T Wireless Services common shares held by DoCoMo. These shares are presented as mandatorily redeemable common stock due to certain redemption rights held by DoCoMo. Under certain circumstances, DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if we fail to meet specified technological milestones.

      Shareholders’ equity was $19,281 million at December 31, 2001, a decrease of $2,596 million, or 11.9%, from December 31, 2000, primarily due to the reclassification of common shares held by DoCoMo to mandatorily redeemable common stock. Effective with the split-off in July 2001, our common shares outstanding totaled 2.53 billion, including 406 million shares held by DoCoMo. Additionally, our accumulated deficit increased during the fourth quarter as a result of the loss recorded on the discontinuation of the fixed wireless business.

Related Party Transactions

      During 2001, we had business dealings, which were conducted in the ordinary course of business, with entities in which members of our board of directors have an interest. These transactions, including the items discussed below, did not have a material impact to our results of operations, financial position or cash flows.

      Subsequent to our split-off from AT&T in July 2001, we appointed an individual to our board of directors who has a controlling interest in several entities to which we had previously committed to provide financing. The financing provided by us to these entities was in the form of non-controlling equity interests, as well as debt. Proceeds of these financings were used to acquire, from third parties, license spectrum that we are not eligible to own, as well as certain operating requirements of the entities. Our aggregate financing to these entities since January 1, 2001, totaled $642 million, including fundings which occurred during the first quarter of 2002.

Investments In and Advances To Unconsolidated Subsidiaries

      We hold equity interests in various domestic and international ventures and partnerships. These ventures and partnerships operate primarily in the wireless telecommunications industry. We account for these investments primarily under the equity method of accounting. In accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we periodically review our cost and equity method investments for impairment. These reviews are performed to determine whether declines in market values of our investments below their carrying values are deemed to be other than temporary. During the fourth quarter of 2001, we recorded $66 million of after-tax losses within net equity (losses) earnings from investments in unconsolidated subsidiaries related to market value declines of two international investments for which these declines were deemed to be other than temporary. We may record additional impairment losses in the future if additional declines occur which are deemed to be other than temporary.

      The following discussion relates to significant transactions related to our investments in unconsolidated subsidiaries that occurred during the year ended December 31, 2001.

      On February 8, 2001, we completed our purchase of $200 million in Series AA preferred stock from Dobson Communications Corporation (Dobson), which has a liquidation preference of $1,000 per share and is exchangeable into Series A convertible preferred stock. If the Series AA preferred stock is exchanged into Series A convertible preferred stock, we will increase our ownership interest in Dobson, on an as-converted-to-common-stock basis, from our current ownership of 4.7% to approximately 11.8%.

      On April 27, 2001, AT&T completed the sale of its interest in Japan Telecom for approximately $1.35 billion in cash. AT&T attributed $0.5 billion of the net after-tax proceeds from the sale to us. We recognized an after-tax gain of $298 million associated with the transaction, which was recorded in net equity (losses) earnings from investments in the second quarter of 2001.

      During the first quarter of 2001, we issued unsecured term notes to Rogers Wireless Communications, Inc. (Rogers Wireless) to pay for spectrum it successfully bid upon in the Canadian spectrum auctions. In April 2001, Rogers Wireless effected a rights offering of its equity securities in which our joint venture with British Telecommunications plc, JVII, participated. The participation increased JVII’s ownership interest in Rogers Wireless to 34.35%. We funded the purchase on behalf of JVII by offsetting it against the unsecured, interest-bearing notes made by us. This transaction resulted in our obtaining a controlling interest of JVII, as well as increasing our indirect ownership percentage in Rogers Wireless. On July 3, 2001, we acquired British Telecommunications’ interest in JVII for approximately $380 million in cash. As a result of this acquisition, we now own 100% of JVII, and, through JVII, hold a 34.35% ownership interest in Rogers Wireless.

      During 2001, we directly and through our interest in Birla AT&T Communications Ltd. completed two transactions that expanded our coverage area in the Indian states of Andhra Pradesh and Madhya Pradesh. These transactions were completed by the fourth quarter of 2001. As a result, we now own an approximate 33% interest in the newly merged entity, Birla Tata AT&T Ltd. In the third quarter of 2001, we and other venture partners executed an agreement to combine Birla Tata AT&T Ltd. with BPL Mobile Communications Ltd. and certain portions of BPL Cellular Ltd. We currently own a 49% interest in BPL Cellular Ltd. The agreement to combine these entities is subject to a number of conditions. If all conditions are satisfied and a combination occurs as contemplated in the agreement, we estimate that our ownership will be approximately 24% in the final combined entity.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2001. All business combinations in the scope of this statement are to be accounted for under one method, the purchase method. AT&T Wireless Services’ adoption of this statement during 2001 did not have a material impact on AT&T Wireless Services’ results of operations, financial position or cash flow.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill, including excess net book value associated with equity method investments, and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. AT&T Wireless Services believes licensing costs qualify as having indefinite useful lives and therefore will cease amortization of licensing costs on a “prospective basis. AT&T Wireless Services recognized pre-tax amortization of goodwill, licensing costs and amortization of excess net book value associated with equity method investments of $135 million, $378 million and $65 million, respectively, for the year ended December 31, 2001. AT&T Wireless Services anticipates that the amounts that would have been recorded for the year ended December 31, 2002, would not be materially different than the amounts recorded during 2001. Goodwill and other indefinite-lived assets will be tested for impairment at least annually, based on a fair value comparison. Intangible assets which have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. AT&T Wireless Services is required to adopt this statement on January 1, 2002. Upon adoption of this statement, AT&T Wireless Services will be required to complete a transitional impairment test related to goodwill and other indefinite-lived intangible assets. Any resulting impairment loss will be recognized as a cumulative effect of a change in accounting principle. Based upon management’s current assessment, AT&T Wireless Services does not anticipate recording any material impairment charges associated with its consolidated goodwill and other indefinite-lived intangible assets upon adoption of this standard. Any resulting impairment charges recorded by AT&T Wireless Services’ equity method investments upon adoption of this standard may have a material impact to AT&T Wireless Services’ results of operations.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. AT&T Wireless Services will be required to adopt this statement no later than January 1, 2003. AT&T Wireless Services is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. AT&T Wireless Services’ adoption of this statement on January 1, 2002, did not have a material impact on AT&T Wireless Services’ results of operations, financial position or cash flows.

Forward-Looking Statements

      Our disclosure and analysis in this document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our relationship with our former parent, AT&T Corp., following our separation from AT&T Corp. in July 2001, financial condition, results of operations, cash flows, financing plans, business strategies, operating efficiencies or synergies, capital and other expenditures, network build-out and upgrade, competitive positions, availability of capital, growth opportunities for existing products, our acquisition and growth strategy, benefits from new technologies, availability and deployment of new technologies, our decision to exit the fixed wireless business, our acquisition of TeleCorp PCS, Inc., plans and objectives of management, and other matters.

      Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	the risks associated with the implementation of a third-generation network and business strategy, including risks relating to the operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the need to enter into roaming agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment and consumer acceptance of the products and services to be offered;

•	the potential impact of NTT DoCoMo’s investment in us, including provisions of the agreements that restrict our future operations, and provisions that may require the repurchase of NTT DoCoMo’s investment if we fail to meet specified conditions, under certain circumstances;

•	the risks associated with operating as an independent entity as opposed to as part of an integrated telecommunications provider with AT&T Corp., our former parent, including the inability to rely on the financial and operational resources of the combined company and having to provide services that were previously provided by a different part of the combined company;

•	the impact of existing and new competitors in the markets in which we compete, including competitors that may offer less expensive products and services, more desirable or innovative products, technological substitutes, or have extensive resources or better financing;

•	the introduction or popularity of new products and services, including pre-paid phone products, which could increase churn;

•	the impact of oversupply of capacity resulting from excessive deployment of network capacity in the markets we serve;

•	the ongoing global and domestic trend towards consolidation in the telecommunications industry, which trend may have the effect of making our competitors larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively;

•	the effects of vigorous competition in the markets in which we operate and for more valuable customers, which may decrease prices charged, increase churn and change the customer mix, profitability and average revenue per user;

•	the ability to enter into agreements to provide, and the cost of entering new markets necessary to provide, nationwide services;

•	the ability to establish a significant market presence in new geographic and service markets;

•	the availability and cost of capital and the consequences of increased leverage;

•	the impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	the requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	the risks and costs associated with the need to acquire additional spectrum for current and future services;

•	the risks associated with technological requirements, technology substitution and changes and other technological developments;

•	the risks and potential unanticipated costs associated with exiting the fixed wireless business;

•	the risks and uncertainties associated with the consummation of the TeleCorp PCS, Inc. acquisition and integration of TeleCorp PCS, Inc.’s business and operations;

•	the results of litigation filed or to be filed against us, or of some types of litigation filed or to be filed against AT&T Corp. for which we have agreed to assume liability under the split-off agreements between AT&T Corp. and us;

•	the possibility of one or more of the markets in which we compete being affected by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which we have no control.

The words estimate, project, intend, expect, believe, plan and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this document. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Moreover, in the future, we may make forward-looking statements about the matters described in this document or other matters concerning us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Information relating to market risk is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Quantitative and Qualitative Information About Market Risk.”

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

HISTORICAL FINANCIAL STATEMENTS
AT&T Wireless Services, Inc. and Subsidiaries
Report of Management	68
Report of Independent Accountants	69
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	70
Consolidated Balance Sheets at December 31, 2001 and 2000	71
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999	72
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	73
Notes to Consolidated Financial Statements	74
AB Cellular Holding, LLC
Unaudited Consolidated Statements of Income for the nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999	108
Unaudited Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	109
Unaudited Consolidated Statements of Changes in Members’ Capital for the nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999	110
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999	111
Unaudited Notes to Consolidated Financial Statements	112
FINANCIAL STATEMENT SCHEDULE
AT&T Wireless Services, Inc. and Subsidiaries
Report of Independent Accountants on Financial Statement Schedule	120
Schedule II — Valuation and Qualifying Accounts	121

REPORT OF MANAGEMENT

      Management is responsible for the preparation of AT&T Wireless Services’ consolidated financial statements and all related information appearing in this annual report. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America and include certain amounts that are estimates based on currently available information and management’s judgement of current conditions and circumstances.

      To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records are reliable for preparing financial statements, management maintains a system of accounting and other controls, including an internal audit function. Even an effective internal control system, no matter how well designed, has inherent limitations-including the possibility of circumvention or overriding of controls-and therefore can provide only reasonable assurance with respect to the financial statement presentation. The system of accounting and other controls is improved and modified in response to changes in business conditions and operations and recommendations made by the independent accountants and the internal auditors.

      The Audit Committee of the Board of Directors, which is composed of directors who are not employees, meets periodically with management, the internal auditors and the independent accountants to review the manner in which these groups are performing their responsibilities and to carry out the Audit Committee’s oversight role with respect to auditing, internal controls and financial reporting matters. Both the internal auditors and the independent accountants periodically meet privately with the Audit Committee and have access to its individual members.

      AT&T Wireless Services engaged PricewaterhouseCoopers LLP, Independent Accountants, to audit the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America, which include consideration of the internal control structure. Their report follows.

/s/ JOHN D. ZEGLIS

John D. Zeglis
Chairman of the Board,
Chief Executive Officer

/s/ JOSEPH MCCABE JR.

Joseph McCabe Jr.
Executive Vice President,
Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of AT&T Wireless Services, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of AT&T Wireless Services, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

January 29, 2002, except for Note 20, as to
which the date is March 7, 2002

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	For the Years Ended
	December 31,

	2001	2000	1999

REVENUE
Services	$12,532	$9,374	$6,823
Equipment	1,078	1,072	804

Total revenue	13,610	10,446	7,627

OPERATING EXPENSES
Costs of services (excluding depreciation of $1,505, $1,029 and $728 included below)	3,991	3,017	2,530
Costs of equipment sales	2,037	2,041	1,266
Selling, general and administrative	4,482	3,512	2,641
Depreciation and amortization	2,502	1,639	1,231
Asset impairment and restructuring charges	—	—	528

Total operating expenses	13,012	10,209	8,196

OPERATING INCOME (LOSS)	598	237	(569)
Other income	374	534	122
Interest expense	386	85	136

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NET EQUITY (LOSSES) EARNINGS FROM INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES	586	686	(583)
Provision (benefit) for income taxes	311	246	(257)
Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	(75)	388	(19)

INCOME (LOSS) FROM CONTINUING OPERATIONS	200	828	(345)
Loss from operations of discontinued business (net of tax benefits of $(169), $(105) and $(37))	(273)	(170)	(60)
Loss on disposal of discontinued business (net of tax benefit of $(504))	(814)	—	—

LOSS FROM DISCONTINUED OPERATIONS	(1,087)	(170)	(60)

NET (LOSS) INCOME	(887)	658	(405)
Dividend requirements on preferred stock held by AT&T, net	76	130	56

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(963)	$528	$(461)

(LOSS) INCOME PER BASIC AND DILUTED SHARE:
Income (loss) from continuing operations available to common shareholders	$0.05	$0.28	$(0.16)
Loss from discontinued operations	$(0.43)	$(0.07)	$(0.02)

Net (loss) income available to common shareholders	$(0.38)	$0.21	$(0.18)

WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE:
Basic	2,530	2,530	2,530
Diluted	2,532	2,532	2,530

The accompanying notes are an integral part of these consolidated financial statements.

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	At December 31,

	2001	2000

ASSETS
Cash and cash equivalents	$3,352	$62
Accounts receivable, less allowances of $239 and $193.	2,026	1,865
Inventories	307	335
Income tax receivable	210	118
Deferred income taxes	222	93
Prepaid expenses and other current assets	180	81

TOTAL CURRENT ASSETS	6,297	2,554
Property, plant and equipment, net	12,496	9,231
Licensing costs, net of accumulated amortization of $2,134 and $1,758	13,100	13,403
Investments in and advances to unconsolidated subsidiaries	3,672	3,385
Goodwill, net of accumulated amortization of $376 and $241.	4,712	4,644
Other assets, net of accumulated amortization of $493 and $263.	1,357	1,096
Assets of discontinued operations	88	989

TOTAL ASSETS	$41,722	$35,302

LIABILITIES
Accounts payable	$1,035	$1,080
Payroll and benefit-related liabilities	409	432
Advertising and promotion accruals	184	179
Business tax accruals	280	258
Interest payable on long-term debt due to others	175	—
Accrued disposal costs for discontinued operations	228	—
Due on demand notes payable	88	109
Short-term debt due to AT&T	—	638
Other current liabilities	1,033	958

TOTAL CURRENT LIABILITIES	3,432	3,654
Long-term debt due to AT&T	—	1,800
Long-term debt due to others	6,617	—
Deferred income taxes	4,352	4,659
Other long-term liabilities	330	271

TOTAL LIABILITIES	14,731	10,384

COMMITMENTS AND CONTINGENCIES (NOTES 16 AND 17)
MINORITY INTEREST	46	41
PREFERRED STOCK HELD BY AT&T	—	3,000
MANDATORILY REDEEMABLE COMMON STOCK, $0.01 par value, 406 shares issued and outstanding	7,664	—
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 10,000 shares authorized, 2,125 shares issued and outstanding	21	—
Additional paid-in capital	20,515	—
Accumulated deficit	(1,150)	—
Shareholders’ net investment	—	21,885
Accumulated other comprehensive loss	(105)	(8)

TOTAL SHAREHOLDERS’ EQUITY	19,281	21,877

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,722	$35,302

The accompanying notes are an integral part of these consolidated financial statements.

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions)

					Accumulated
		Additional		Shareholders’	Other	Total
	Common	Paid-in	Accumulated	Net	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Investment	(Loss) Income	Equity

Balance at December 31, 1998	$—	$—	$—	$10,535	$(3)	$10,532
Net loss available to common shareholders				(461)		(461)
Transfers from AT&T				2,897		2,897
Other comprehensive income					29	29

Balance at December 31, 1999	$—	$—	$—	$12,971	$26	$12,997

Net income available to common shareholders				528		528
Proceeds attributed from AT&T Wireless Group tracking stock offering				7,000		7,000
Proceeds from AT&T Wireless Group tracking stock shares issued for employee plans				41		41
Transfers from AT&T				1,345		1,345
Other comprehensive loss					(34)	(34)

Balance at December 31, 2000	$—	$—	$—	$21,885	$(8)	$21,877

Net (loss) income available to common shareholders			(1,150)	187		(963)
Proceeds attributed from DoCoMo investment, net of costs				6,139		6,139
Proceeds from AT&T Wireless Group tracking stock issued for employee plans				54		54
Recapitalization effective with AT&T Wireless Services split-off	21	20,413		(20,457)		(23)
Reclassification of mandatorily redeemable common stock and warrants held by DoCoMo				(7,824)		(7,824)
Proceeds from AT&T Wireless Services common stock issued for employee plans		14				14
Reclassification of common stock warrants held by DoCoMo		88				88
Transfers from AT&T				16		16
Other comprehensive loss					(97)	(97)

Balance at December 31, 2001	$21	$20,515	$(1,150)	$—	$(105)	$19,281

	For the Years Ended
	December 31,

	2001	2000	1999

SUMMARY OF TOTAL COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(887)	$658	$(405)
Net revaluation of investments (net of taxes of $(7), $(22) and $18)	(12)	(34)	29
Net revaluation of financial instruments (net of taxes of $(38))	(70)	—	—
Net foreign currency translation adjustments (net of taxes of $(10))	(15)	—	—

TOTAL COMPREHENSIVE (LOSS) INCOME	$(984)	$624	$(376)

The accompanying notes are an integral part of these consolidated financial statements.

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	For the Years Ended
	December 31,

	2001	2000	1999

OPERATING ACTIVITIES
Net (loss) income	$(887)	$658	$(405)
Deduct: Loss from discontinued operations	(1,087)	(170)	(60)

Income (loss) from continuing operations	200	828	(345)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Net gains on sale/exchange of businesses and investments in unconsolidated subsidiaries	—	(362)	(99)
Net revaluation of securities	(73)	—	—
Asset impairment and restructuring charges	—	—	528
Depreciation and amortization	2,502	1,639	1,231
Deferred income taxes	285	585	(85)
Net equity earnings from investments in unconsolidated subsidiaries	(42)	(505)	(149)
Minority interests in consolidated subsidiaries	(24)	(28)	(17)
Provision for uncollectible receivables	573	314	200
Increase in accounts receivable	(739)	(826)	(514)
Decrease (increase) in inventories	19	(142)	38
Increase (decrease) in accounts payable	25	(48)	(11)
Net change in other operating assets and liabilities	8	331	136

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	2,734	1,786	913

INVESTING ACTIVITIES
Capital expenditures and other additions	(5,205)	(3,601)	(2,135)
Net acquisitions of licenses	(23)	(63)	(47)
Distributions and sales of unconsolidated subsidiaries	882	360	236
Contributions, advances and purchases of unconsolidated subsidiaries	(1,284)	(1,645)	(284)
Net (acquisitions) dispositions of businesses including cash acquired	(3)	(4,763)	244
Issuance of long-term note receivable from unconsolidated subsidiary	(210)	—	—
Deposits on long-lived assets	(67)	(215)	—

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(5,910)	(9,927)	(1,986)

FINANCING ACTIVITIES
Increase in short-term borrowings	—	—	65
Net (decrease) increase in debt due to AT&T	(2,438)	1,038	900
Proceeds from issuance of long-term debt to others, net of issuance costs	6,345	—	—
Redemption of preferred stock held by AT&T	(3,000)	—	—
Proceeds attributed from DoCoMo investment, net of costs	6,139	—	—
Proceeds attributed from AT&T Wireless Group tracking stock offering	—	7,000	—
Proceeds from AT&T Wireless Group tracking stock and AT&T Wireless Services common stock issued for employee plans	68	41	—
Dividend requirements on preferred stock, net	(76)	(130)	(56)
Transfers from AT&T	—	1,001	344
Other financing activities, net	(4)	(3)	(19)

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	7,034	8,947	1,234

NET CASH USED IN DISCONTINUED OPERATIONS	(568)	(749)	(183)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,290	57	(22)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	62	5	27

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,352	$62	$5

The accompanying notes are an integral part of these consolidated financial statements.

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

1.     Background and Basis of Presentation

      AT&T Wireless Services is a wireless telecommunications company which presently operates in a single business segment as a provider of primarily domestic wireless voice and data services and products in the 850 megahertz (cellular) and 1900 megahertz (personal communications services, or PCS) markets. AT&T Wireless Services also holds equity interests in various domestic and international wireless communications ventures and partnerships.

     Background

      On October 25, 2000, AT&T Corp. (AT&T) announced a restructuring plan, stating its intention to create a separate company for its wireless services businesses, named AT&T Wireless Services, Inc., termed “the split-off.” AT&T Wireless Services includes substantially the same assets and liabilities that were represented by AT&T Wireless Group tracking stock, which AT&T created on April 27, 2000. In conjunction with the offering of AT&T Wireless Group tracking stock in April 2000, 15.6%, or 360 million shares, of AT&T Wireless Group tracking stock were sold at an offering price of $29.50 per share. AT&T Wireless Group tracking stock was a class of AT&T common stock which was intended to provide holders with financial returns based on the financial performance and economic value of AT&T’s wireless services businesses.

      During May 2001, AT&T completed an exchange offer which allowed AT&T common shareholders to exchange shares of AT&T common stock for shares of AT&T Wireless Group tracking stock. Approximately 372.2 million shares of AT&T common stock were tendered in exchange for approximately 437.7 million shares of AT&T Wireless Group tracking stock, at an exchange ratio of 1.176 shares of AT&T Wireless Group tracking stock for each validly tendered share of AT&T common stock.

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

      AT&T Wireless Services was incorporated in Delaware on July 7, 1987. Prior to the split-off, AT&T Wireless Services was a 100% owned direct subsidiary of AT&T. AT&T Wireless Services had authorized 500 shares of $0.01 par value common stock, of which 100 shares were outstanding and held by AT&T prior to the split-off. These shares have not been assumed to be outstanding for purposes of the historical financial statements presented, due to the recapitalization which was effected with the split-off. Effective with the split-off, AT&T Wireless Services had 2,530 million common shares issued and outstanding.

     Basis of Presentation Effective with the Split-off

      The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated financial statements reflect the results of operations, financial position, changes in shareholders’ equity and cash flows of AT&T Wireless Services as if it were a separate entity for all periods presented and are in conformity with accounting principles generally accepted in the United States of America.

      The consolidated financial statements reflect the assets, liabilities, revenue and expenses directly attributable to AT&T Wireless Services. The assets and liabilities included represent the assets and liabilities

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

which have been transferred to AT&T Wireless Services in accordance with the separation and distribution agreement between AT&T and AT&T Wireless Services. Prior to the split-off on July 9, 2001, substantially all of the assets and liabilities represented by AT&T Wireless Group were transferred to AT&T Wireless Services. AT&T Wireless Services has treated these transfers in a manner similar to a pooling of interests and has assumed these transfers were completed in historical periods by the legal entity AT&T Wireless Services.

     Basis of Presentation Prior to the Split-off

      The April 2000 offering of AT&T Wireless Group tracking stock resulted in net proceeds to AT&T, after deducting underwriters’ discount and related fees and expenses, of $10.3 billion. AT&T attributed $7.0 billion of the net proceeds to AT&T Wireless Services, in the form of a note receivable, which was repaid by December 31, 2000, primarily to fund acquisitions and capital expenditures. Interest on the note receivable was calculated based upon the average daily balance outstanding at a rate equal to the one-month London InterBank Offered Rate (LIBOR) minus six basis points, a rate intended to be equivalent to the rate AT&T Wireless Services would have received had it been a stand-alone entity.

      Prior to the offering of the AT&T Wireless Group tracking stock, the capital structure of AT&T Wireless Services had been assumed based upon AT&T’s historical capital ratio adjusted for certain items. In determining the allocation between short- and long-term debt and preferred stock, AT&T considered factors such as prospective financing requirements for the business, working capital commitments and future requirements, and peer group analysis. This resulted in $3.4 billion in long-term debt due to AT&T at December 31, 1999, paying annual interest at 7.25%. In addition, as of December 31, 1999, AT&T Wireless Services had issued and outstanding, $1.0 billion of 9% cumulative preferred stock held by AT&T that, subject to the approval of AT&T Wireless Group capital stock committee, was redeemable at the option of AT&T. On May 1, 2000, following the offering of AT&T Wireless Group tracking stock, $2.0 billion of AT&T Wireless Services’ outstanding long-term debt due to AT&T was recapitalized into an additional $2.0 billion of 9% cumulative preferred stock issued to AT&T. In conjunction with the recapitalization, the remaining long-term debt due to AT&T of $1.8 billion was recapitalized to be 10-year term debt that bore interest at a fixed rate of 8.1% per annum. The interest rate was intended to be substantially equivalent to the interest rate that AT&T Wireless Services would have been able to obtain from third parties, including the public markets, as a non-affiliate of AT&T without the benefit of any guaranty by AT&T. The intercompany debt and preferred stock was repaid to AT&T in June 2001.

      During December 2000, AT&T Wireless Services obtained a short-term revolving loan from AT&T, which is included in “Short-term debt due to AT&T” in the accompanying consolidated balance sheets. At December 31, 2000, the amount outstanding under the loan was $638, paying interest monthly at the average seven-day commercial paper rate, which was 8.37% at December 31, 2000. The revolving loan had a maturity date of December 29, 2001. The loan was repaid in full in January 2001.

      Changes in shareholders’ net investment prior to the offering of AT&T Wireless Group tracking stock represented net transfers to or from AT&T, after giving effect to the net income or loss of AT&T Wireless Services during the period, and were assumed to be settled in cash. AT&T’s capital contributions for purchase business combinations and initial investments in joint ventures and partnerships which AT&T attributed to AT&T Wireless Services have been treated as non-cash transactions prior to the offering. Changes in shareholders’ net investment subsequent to the offering of AT&T Wireless Group tracking stock represented AT&T Wireless Group tracking stock offering proceeds attributed to AT&T Wireless Services from AT&T, proceeds from additional AT&T Wireless Group tracking stock share issuances, and the net income or loss for the period subsequent to the offering. AT&T Wireless Services began accumulating its retained earnings effective with the split-off.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

      Prior to the split-off, AT&T performed cash management functions on behalf of AT&T Wireless Services. Substantially all of AT&T Wireless Services’ cash balances were swept to AT&T on a daily basis, where they were managed and invested by AT&T. Prior to the offering of the AT&T Wireless Group tracking stock, transfers of cash to and from AT&T were reflected as a component of shareholders’ net investment, with no interest income or expense reflected. Subsequent to the offering, transfers were reflected as changes in the note receivable from, or short-term debt payable to, AT&T. Cash balances maintained and reported by AT&T Wireless Services prior to the split-off primarily represented cash balances for which no right of offset existed with AT&T. Subsequent to the split-off, AT&T Wireless Services has been responsible for its own cash management functions.

      General corporate overhead related to AT&T’s corporate headquarters and common support divisions has been allocated to AT&T Wireless Services for periods prior to the split-off as it was not deemed practicable to specifically identify such common costs to AT&T Wireless Services. These allocations were based on the ratio of AT&T Wireless Services’ external costs and expenses to AT&T’s consolidated external costs and expenses, adjusted for any functions that AT&T Wireless Services performed on its own. However, the costs of these services charged to AT&T Wireless Services are not necessarily indicative of the costs that would have been incurred if AT&T Wireless Services had performed these functions entirely as a standalone entity. Subsequent to the split-off, AT&T Wireless Services has performed these functions using its own resources or purchased services.

      Consolidated income tax provision or benefit, related tax payments or refunds, and deferred tax balances of AT&T have been allocated to AT&T Wireless Services for periods prior to the split-off based principally on the taxable income and tax credits directly attributable to AT&T Wireless Services. These allocations reflect AT&T Wireless Services’ contribution to AT&T’s consolidated taxable income and the consolidated tax liability and tax credit position. Subsequent to the offering of AT&T Wireless Group tracking stock, the AT&T Common Stock Group and AT&T Wireless Group entered into a tax-sharing agreement that provided for tax-sharing payments based on the taxes or tax benefits of a hypothetical affiliated group consisting of AT&T Common Stock Group and AT&T Wireless Group. Based on this agreement, the consolidated tax liability before credits was allocated between the groups, based on each group’s contribution to consolidated taxable income of the hypothetical group. For purposes of the tax sharing agreement, the 9% cumulative preferred stock held by AT&T was treated as if it were an intercompany debt instrument and, accordingly, tax-sharing payments were calculated by treating coupon payments on the preferred stock as interest expense to AT&T Wireless Services and interest income to AT&T Common Stock Group. Consolidated tax credits of the hypothetical group have been allocated between groups based on each group’s contribution to each tax credit. In conjunction with the split-off, AT&T Wireless Services became a separate taxable entity.

2.     Summary of Significant Accounting Policies

     Basis of Consolidation

      The consolidated financial statements include all majority-owned and controlled subsidiaries. Investments in majority-owned subsidiaries where control does not exist, and investments in which we exercise significant influence but do not control, are accounted for under the equity method. Investments in which we have no significant influence are accounted for under the cost method. All significant intercompany accounts and transactions have been eliminated.

     Cash Equivalents

      All highly liquid investments with original maturities of generally three months or less are considered to be cash equivalents.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

     Financial Instruments

      In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” as an amendment to SFAS No. 133. This statement provided clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. AT&T Wireless Services adopted SFAS No. 133 in January 2001.

      AT&T Wireless Services’ financial instruments at December 31, 2001, included interest rate swaps. AT&T Wireless Services enters into interest rate swap agreements to manage its exposure to changes in interest rates, to lower its overall costs of financing and to manage the mix of floating- and fixed-rate debt in its portfolio. The interest rate swap agreements designated as fair value hedges effectively convert AT&T Wireless Services’ fixed-rate debt to a floating rate by receiving fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. Interest rate differentials associated with interest rate swaps used to hedge AT&T Wireless Services’ debt obligations are recorded as an adjustment to interest payable, with the offset to interest expense over the life of the swaps. If AT&T Wireless Services terminates an interest rate swap agreement, the gain or loss is deferred and amortized over the remaining life of the liability. Cash flows from financial instruments are classified in the consolidated statements of cash flows under the same categories as the cash flows from the related assets, liabilities or anticipated transactions. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on AT&T Wireless Services’ results of operations for the year ended December 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the year ended December 31, 2001.

      Additionally, prior to December 2001, NTT DoCoMo (see Note 4) held common stock warrants in AT&T Wireless Services that could be settled in cash at NTT DoCoMo’s option. The fair value of the warrants at the split-off date were recorded as “Other long-term liabilities” on the balance sheet of AT&T Wireless Services and subsequent changes in the fair value of the warrants were recognized in AT&T Wireless Services’ results of operations. For the year ended December 31, 2001, other income included $73 related to the fair value adjustments of these warrants.

     Inventories

      Inventories, which consist principally of handsets and accessories, are recorded at the lower of cost or market. Cost is principally determined by the first-in, first-out (FIFO) method. Market is determined using replacement cost.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

     Property, Plant and Equipment

      Property, plant and equipment are recorded at cost, unless impaired, and depreciation is determined based upon the assets’ estimated useful lives. Depreciation is calculated on a straight-line basis according to the following useful lives:

Wireless communications systems and other equipment	3-15 years
Building and improvements	5-20 years

      When AT&T Wireless Services sells, disposes or retires assets, the related gains or losses are included in operating results.

      Effective January 1, 2001, AT&T Wireless Services implemented the results of a review of the estimated service lives of certain wireless communications equipment, primarily electronics. Lives were shortened to fully depreciate all such equipment within seven years. Similar equipment acquired after January 1, 2001, have useful lives no longer than seven years. The impact of this change for the year ended December 31, 2001, was an increase in depreciation expense of approximately $136, an increase to net loss available to common shareholders of approximately $84 and an increase to net loss available to common shareholders per basic and diluted share of approximately $0.03.

Software Capitalization

      AT&T Wireless Services capitalizes certain direct development costs associated with internal-use software, including external direct costs of materials and services, and payroll costs for employees devoting time to the software projects. These costs are included within “Other assets” and are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. AT&T Wireless Services also capitalizes initial operating-system software costs and amortizes them over the life of the associated hardware.

Licensing Costs

      Licensing costs are primarily incurred to acquire cellular and PCS licenses. In addition, licensing costs include costs incurred to acquire WCS (2.3 gigahertz) licenses. Amortization begins with the commencement of service to customers and is computed using the straight-line method over periods from 25 to 40 years.

      As a result of AT&T Wireless Services’ evaluation of recent changes in the wireless telecommunications industry and the views of regulatory authorities, AT&T Wireless Services, effective January 1, 2001, began using an amortization period of 25 years for all licensing costs and goodwill associated with newly acquired wireless operations. This change did not have a material impact on AT&T Wireless Services’ results of operations for the year ended December 31, 2001. See Note 19 for further details associated with changes in accounting and reporting for intangible assets effective January 1, 2002.

Capitalized Interest

      AT&T Wireless Services capitalizes interest which is applicable to the construction of additions to property, plant and equipment and the acquisitions of licenses until the assets are placed into service. These costs are amortized over the related assets’ estimated useful lives.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

Investments In and Advances To Unconsolidated Subsidiaries

      Investments in which AT&T Wireless Services exercises significant influence but which AT&T Wireless Services does not control are accounted for under the equity method. Under the equity method, investments are stated at initial cost and are adjusted for AT&T Wireless Services’ subsequent contributions and its share of earnings or losses, and distributions. The excess of the carrying value of the investment over the underlying book value of the investee’s net assets is being amortized over periods ranging from 20 to 40 years. See Note 19 for further details associated with changes in accounting and reporting for intangible assets effective January 1, 2002. Investments in which AT&T Wireless Services has no significant influence over the investee are accounted for under the cost method.

      Investments in marketable securities which are covered under the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are classified as “available-for-sale” and are carried at fair value. Unrealized gains or losses are included within other comprehensive income (loss), net of tax.

Foreign Currency

      Results of operations for our international investments in unconsolidated subsidiaries are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities of the international investments are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included within other comprehensive income (loss), net of tax.

Goodwill

      Goodwill is the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations accounted for as a purchase. Goodwill is amortized on a straight-line basis over periods not exceeding 40 years. See Note 19 for further details associated with changes in accounting and reporting for goodwill effective January 1, 2002.

Other Acquisition-Related Intangible Assets

      Other acquisition-related intangible assets, primarily the value assigned to the customers acquired, are included in “Other assets” and are amortized on a straight-line basis over periods not exceeding five years. See Note 19 for further details associated with changes in accounting and reporting for intangible assets effective January 1, 2002.

Valuation of Long-Lived Assets

      Long-lived assets such as property, plant and equipment, licensing costs, goodwill, investments and capitalized software are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technological or other industry changes. For assets AT&T Wireless Services intends to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. For assets AT&T Wireless Services intends to dispose of, a loss is recognized for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. Investments in unconsolidated subsidiaries are reviewed for impairment in accordance with Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In addition, in accordance with APB Opinion No. 17, “Intangible Assets,” AT&T Wireless Services continues to evaluate the amortization periods

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

of its intangible assets to determine whether events or circumstances warrant revised amortization periods. AT&T Wireless Services periodically evaluates the useful lives of its wireless communications systems and other equipment based on changes in technological and industry conditions. See Note 19 for further details associated with changes in accounting and reporting for impairments of long-lived assets effective January 1, 2002.

Revenue Recognition

      Wireless services revenue primarily includes monthly recurring charges, airtime and toll usage charges, and roaming charges billed to both AT&T Wireless Services customers, as well as other wireless services providers. Wireless services revenue is recognized based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. Amounts collected for services billed in advance of the service period are recorded as unearned revenue and are recognized when earned. Customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized over the estimated customer relationship period, which is currently estimated to be three years. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer or distributor, as this is considered to be a separate earnings process from the sale of wireless services. During 2000, AT&T Wireless Services adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The adoption did not have a material impact on AT&T Wireless Services’ results of operations or financial condition.

Advertising and Promotional Costs

      Costs of advertising and promotions are expensed as incurred. Advertising and promotional expenses were $888, $608, and $386, in 2001, 2000 and 1999, respectively.

Income Taxes

      AT&T Wireless Services recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory rates in effect for the year in which the differences are expected to reverse. AT&T Wireless Services provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock-Based Compensation Expense

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” AT&T Wireless Services measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” AT&T Wireless Services has adopted the disclosure-only provisions of SFAS No. 123 (see Note 12).

Issuance of Common Stock by Affiliates

      Changes in our proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such entity, are recognized as increases or decreases in additional paid-in capital within the consolidated statements of shareholders’ equity.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as unbilled revenues, allowance for doubtful accounts, sales and marketing programs and incentives, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuation of investments and intangible assets.

Concentrations

      AT&T Wireless Services purchases a substantial portion of its wireless infrastructure equipment from four major suppliers. Additionally, four primary vendors provide AT&T Wireless Services’ multi-network handsets. Further, AT&T Wireless Services relies on one vendor to provide substantially all of its billing services. Loss of any of these suppliers could adversely affect operations temporarily until a comparable substitute could be found. AT&T Wireless Services does not have a concentration of available sources of labor or services, nor does AT&T Wireless Services have any significant concentration of business transacted with a particular customer, that could, if suddenly eliminated, severely affect operations.

Reclassifications and Restatements

      Certain reclassifications have been made to prior year amounts to conform with current year presentations. In addition, prior year periods have been restated to reflect the results of the fixed wireless business as discontinued operations (see Note 3).

3.     Discontinued Operations

      In December 2001, AT&T Wireless Services finalized plans and received approval from its board of directors to exit the fixed wireless business. This decision resulted in a pre-tax charge during the fourth quarter of $1.3 billion, reflecting a write-down of the assets and the impact of phased exit charges. AT&T Wireless Services anticipates that disposal of the fixed wireless business will be completed by mid-2002.

      In accordance with APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the consolidated financial statements of AT&T Wireless Services have been restated to reflect the fixed wireless business as discontinued operations. Accordingly, the revenue, costs and expenses, assets and cash flows of the fixed wireless business have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable taxes; as “Assets of discontinued operations”; and as “Net cash used in discontinued operations” for all periods presented.

      Revenue for discontinued operations was $19, $2 and $0 for 2001, 2000 and 1999, respectively. Assets of discontinued operations were $88 and $989 as of December 31, 2001 and 2000, respectively. Total assets as of December 31, 2001, were primarily composed of licensing costs and property, plant and equipment. Total assets as of December 31, 2000, were primarily composed of property, plant and equipment, licensing costs, goodwill, accounts receivable and other non-current assets. The liabilities of the fixed wireless business were not reflected within discontinued operations as these liabilities have not been assumed by third parties. The loss on disposal of discontinued business included $74 for estimated pre-tax losses during the phase-out period. See Note 20 for subsequent event associated with the disposal of the fixed wireless business.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

4.     NTT DoCoMo Investment

      In January 2001, NTT DoCoMo, Inc. (DoCoMo), a leading Japanese wireless communications company, invested $9.8 billion in a security of AT&T that, like AT&T Wireless Group tracking stock, was intended to reflect a portion of the financial performance and economic value of AT&T Wireless Group. AT&T Wireless Services was allocated $6.2 billion of the gross proceeds from AT&T. Additionally, AT&T Wireless Services was allocated $20 of costs associated with the transaction. AT&T retained the remaining $3.6 billion of the DoCoMo investment proceeds as consideration for the reduction in AT&T’s retained portion of AT&T Wireless Services’ value. In conjunction with the split-off, DoCoMo’s investment was converted into 406 million shares, or approximately 16%, of AT&T Wireless Services’ common stock. These shares were recorded at their fair value as of the date of the split-off due to redemption rights held by DoCoMo and are reflected as “Mandatorily redeemable common stock” on the accompanying consolidated balance sheet as of December 31, 2001. The redemption value of these shares as of December 31, 2001 was approximately $10.1 billion. As part of its January 2001 investment, DoCoMo also received warrants with an exercise price of $35 per AT&T Wireless Group tracking share equivalent, which, in conjunction with the split-off, were converted into warrants to purchase AT&T Wireless Services common stock at $35 per share. Prior to an amendment to the warrant terms in December 2001, these warrants were considered to be derivative financial instruments and were adjusted to their fair value through AT&T Wireless Services’ results of operations. In December 2001, the terms of the warrants were amended which resulted in the fair value of the warrants as of the amendment date to be reclassified on AT&T Wireless Services’ consolidated balance sheet from “Other long-term liabilities” to “Additional paid-in capital.” Additionally, this amendment eliminated future fair value adjustments. See Note 16 for further discussion of redemption rights held by DoCoMo.

      On December 21, 2001, DoCoMo notified AT&T Wireless Services that it was exercising its preemptive rights with respect to AT&T Wireless Services common stock, which AT&T Wireless Services issued in connection with its acquisition of TeleCorp PCS, Inc. (see Note 7). DoCoMo notified AT&T Wireless Services that it was exercising its preemptive rights to acquire the maximum number of shares to which it would be entitled pursuant to the Investor Agreement between AT&T Wireless Services and DoCoMo. AT&T Wireless Services issued 26.7 million shares to DoCoMo in February 2002, in conjunction with the closing of the TeleCorp PCS, Inc. acquisition.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

5.     Supplementary Financial Information

     Supplementary Statement of Operations Information

	For the Years Ended
	December 31,

	2001	2000	1999

DEPRECIATION AND AMORTIZATION
Depreciation	$1,760	$1,245	$941
Amortization of licensing costs	378	274	231
Amortization of goodwill	135	73	50
Amortization of internal use software and other intangible assets	229	47	9

Total Depreciation and Amortization	$2,502	$1,639	$1,231

OTHER INCOME
Interest income	$278	$146	$4
Minority interests in consolidated subsidiaries	24	28	17
Net gains on sale/exchange of businesses and investments in unconsolidated subsidiaries	—	362	99
Net revaluation of securities	73	—	—
Miscellaneous, net	(1)	(2)	2

Total Other Income	$374	$534	$122

DEDUCTED FROM INTEREST EXPENSE
Capitalized Interest	$141	$123	$88

     Supplementary Balance Sheet Information

	At December 31,

	2001	2000

PROPERTY, PLANT AND EQUIPMENT, NET
Wireless communications systems and other equipment	$17,105	$13,571
Land, buildings and improvements	622	314

Total property, plant and equipment	17,727	13,885
Accumulated depreciation	(5,231)	(4,654)

Property, plant and equipment, net	$12,496	$9,231

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

     Supplementary Cash Flow Information

	For the Years Ended
	December 31,

	2001	2000	1999

Interest payments, net of amounts capitalized	$202	$85	$136
Income tax payments (refunds)	130	(202)	(41)
Reclassification of mandatorily redeemable common stock and warrants held by DoCoMo effective with the split-off	7,824	—	—
Reclassification of common stock warrants held by DoCoMo to additional paid-in capital	88	—	—
Non-cash additions to property, plant and equipment	623	689	414
Non-cash additions from AT&T for acquisitions and initial investments in ventures and partnerships	—	539	2,553
Recapitalization of long-term debt due to AT&T into preferred stock held by AT&T	—	2,000	—

6.     Earnings Per Share (EPS)

      Basic EPS for AT&T Wireless Services has been computed by dividing income (loss) from continuing operations available to common shareholders, loss from discontinued operations, and net (loss) income available to common shareholders, by the weighted average common shares outstanding for each period. Income (loss) from continuing operations available to common shareholders for each period includes income (loss) from continuing operations less dividend requirements on preferred stock held by AT&T. Weighted average common shares outstanding for the years ended December 31, 2000 and 1999, assume that all of the shares outstanding effective with the split-off, including the newly issued shares held by DoCoMo, were outstanding for those periods.

      Diluted EPS for AT&T Wireless Services has been computed by dividing income (loss) from continuing operations available to common shareholders, loss from discontinued operations, and net (loss) income available to common shareholders, by the weighted average common shares outstanding for each period, plus the effect of dilutive stock options, which totaled 2 million for all periods, with the exception of the year ended December 31, 1999, as the effect of stock options was considered to be anti-dilutive. The effect of dilutive stock options was determined under the treasury stock method. As of December 31, 2001, there were 139 million AT&T Wireless Services common stock options outstanding as well as the DoCoMo warrants issued in January 2001 (see Note 4) that were anti-dilutive, and therefore were not included in the determination of diluted EPS. As of December 31, 2000 and 1999, there were 130 million AT&T Wireless Services common stock options outstanding, as well as the DoCoMo warrants, that were considered to be anti-dilutive and therefore excluded from the calculation of EPS.

7.     Acquisitions and Dispositions

      During 2001, 2000 and 1999, AT&T Wireless Services completed certain transactions as part of its overall strategy to expand its wireless footprint and divest itself of non-core interests. Net pre-tax gains recognized in connection with these transactions were $0, $362 and $99 in 2001, 2000 and 1999, respectively and are included in “Other income” in the accompanying consolidated statements of operations.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

     Acquisitions:

      On October 8, 2001, AT&T Wireless Services announced that it had entered into an agreement to acquire TeleCorp PCS, Inc. (TeleCorp) in an all-stock transaction then valued at approximately $4.7 billion. AT&T Wireless Services agreed to acquire the remaining 77% of TeleCorp that it did not already own for AT&T Wireless Services common stock then valued at approximately $2.4 billion and the assumption of $2.1 billion in net debt and approximately $221 million in preferred securities. As of December 31, 2001, the boards of directors of both AT&T Wireless Services and TeleCorp had approved the transaction and TeleCorp shareholders representing a majority of the voting power had committed to vote in favor of the acquisition. See Note 20 for subsequent event associated with the merger transaction with TeleCorp.

      The following tables present information about significant acquisitions by AT&T Wireless Services for the years ended December 31, 2000 and 1999. There were no significant acquisitions made by AT&T Wireless Services during the year ended December 31, 2001. All of the following acquisitions were accounted for as purchases. The excess of aggregate purchase price over the fair value of net tangible assets (liabilities) acquired is being amortized over periods of five to 40 years. See Note 19 for further details associated with changes in accounting and reporting for intangible assets effective January 1, 2002.

      For the Year Ended December 31, 2000:

			Other	Net
			Identifiable	Tangible
	Purchase	Licensing	Intangible	Assets
	Price(1)	Costs	Assets	(Liabilities)	Goodwill

Los Angeles(2)	$3,555	$2,170	$202	$191	$992
Houston(3)	984	580	15	(28)	417
CMT Partners(4)	1,805	910	100	207	588
Wireless One(5)	859	550	19	67	223
Others(6)	1,469	857	32	185	395

(1)	Purchase price includes cash, as well as the fair value of assets exchanged, as applicable.

(2)	In November 1998, AT&T Wireless Services and BellSouth combined their jointly owned cellular properties in Los Angeles, Houston and Galveston, Texas, plus cash, to form AB Cellular Holding, LLC (AB Cellular), which owned, controlled and supervised all three properties. AT&T Wireless Services held a 55.62% equity interest in AB Cellular, however, held a 50% voting interest, therefore, this investment was accounted for under the equity method. Pursuant to the AB Cellular Limited Liability Company Agreement, there were redemption provisions that allowed BellSouth, commencing in December 2000, to alter the ownership structure of AB Cellular pursuant to one of three options. On December 4, 2000, BellSouth announced its election to have AB Cellular exercise its option to redeem AT&T Wireless Services’ 55.62% equity interest. On December 29, 2000, AB Cellular completed the redemption of AT&T Wireless Services’ 55.62% equity interest in AB Cellular, and in exchange, AT&T Wireless Services received 100% of the net assets of the Los Angeles cellular property. As a result of the redemption, AB Cellular recognized a significant gain on the transaction based on the estimated fair value of the net assets of the Los Angeles cellular property on the date of redemption. AT&T Wireless Services’ net equity earnings for the year ended December 31, 2000, included $372, after tax, reflecting its proportionate share of the gain. The net assets of the Los Angeles cellular property were recorded at fair value by AT&T Wireless Services and resulted in a pre-tax loss of $184, which was included within “Other income” on the accompanying consolidated statements of operations. As a result of this

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

transaction, AT&T Wireless Services’ results for the year ended December 31, 2000, included a non-cash reduction to investments of $3,756, associated with the redemption of its equity interest in AB Cellular.

(3)	On December 29, 2000, AT&T Wireless Services completed the acquisition of a wireless system in Houston for cash.

(4)	On June 29, 2000, AT&T Wireless Services completed the acquisition of Vodafone Airtouch plc’s 50% partnership interest in CMT Partners (the Bay Area Properties) for cash, which holds a controlling interest in five Bay Area markets including San Francisco and San Jose, thereby giving AT&T Wireless Services a 100% ownership interest in this partnership. Prior to consummation of this transaction, AT&T Wireless Services’ 50% ownership interest in CMT Partners was accounted for as an equity investment. As a result of the transaction, $190 was reclassified from investments to goodwill on the accompanying consolidated balance sheets during the year ended December 31, 2000.

(5)	On June 1, 2000, AT&T Wireless Services completed its acquisition of the assets of Wireless One Network, L.P. for cash, acquiring wireless systems in Northwest and Southwest Florida.

(6)	Other 2000 acquisitions include wireless systems acquired in San Diego, Indianapolis, and several New England markets. See Note 8 for further discussion of the transaction related to the purchase of the wireless systems in the New England markets.

      For the Year Ended December 31, 1999:

					Deferred
					Tax
			Other		Liabilities
			Identifiable	Net	Related to
	Purchase	Licensing	Intangible	Tangible	Intangible
	Price(1)	Costs	Assets	Assets	Assets	Goodwill

Vanguard Cellular(2)	$1,528	$530	$100	$333	$(241)	$806
Others(3)	601	385	—	61	—	155

(1)	Purchase price includes cash, fair value of AT&T common stock issued, assumption of debt and fair value of assets exchanged, as applicable.

(2)	On May 3, 1999, AT&T acquired Vanguard Cellular Systems, Inc. and contributed its interest in Vanguard to AT&T Wireless Services as of the date of acquisition. Under the agreement, each Vanguard shareholder was entitled to elect to receive either cash or AT&T stock in exchange for their Vanguard shares subject to the limitation that the overall consideration would consist of 50% AT&T stock and 50% cash. Consummation of the merger resulted in the issuance of approximately 12.6 million AT&T shares and payment of $485 in cash. In addition, Vanguard had approximately $550 in debt, which was repaid by AT&T.

(3)	Other 1999 acquisitions include Honolulu Cellular Telephone Company and Bakersfield Cellular Telephone Company as well as wireless systems in Utah, Oregon, California, Idaho, Ohio and Louisiana.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

      The following unaudited pro forma consolidated results of operations for the years ended December 31, 2000 and 1999, assume the Los Angeles, Houston, Bay Area Properties, Wireless One, San Diego and Indianapolis acquisitions had been completed on January 1, 1999:

	For the Years Ended
	December 31,

	2000	1999

	(Unaudited)
Revenue	$12,237	$9,845
Income (loss) from continuing operations	$580	$(338)
Income (loss) from continuing operations available to common shareholders per share — basic and diluted	$0.18	$(0.16)
Net (loss) income available to common shareholders	$280	$(454)
Net (loss) income available to common shareholders per share — basic and diluted	$0.11	$(0.18)

      Unaudited pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

     Dispositions of Businesses and Investments:

      In June 2000, AT&T Wireless Services sold its interest in two equity investments for cash, resulting in pre-tax gains of approximately $141.

      In June 1999, AT&T Wireless Services sold its interest in WOOD-TV for cash, resulting in a pre-tax gain of $88.

      In May 1999, AT&T Wireless Services sold its net assets in the geographic area of San Juan, Puerto Rico, including a portion of the PCS license, to TeleCorp for cash and preferred stock of TeleCorp, resulting in a pre-tax gain of $11.

8.     Investments In and Advances To Unconsolidated Subsidiaries

      AT&T Wireless Services holds investments in ventures and partnerships that provide AT&T Wireless Services access to additional domestic and international wireless markets. Substantially all of these investments are accounted for under the equity method.

      At December 31, 2001 and 2000, AT&T Wireless Services had equity method investments of $3,420 and $3,080, respectively, of which $1,853 and $1,680, respectively, related to international investments. Pre-tax amortization of excess carrying value of $65, $25 and $19 in 2001, 2000 and 1999, respectively, is reflected as a component of net equity (losses) earnings from investments in unconsolidated subsidiaries in the accompanying consolidated statements of operations. At December 31, 2001 and 2000, the carrying value of investments accounted for under the equity method exceeded AT&T Wireless Services’ share of the underlying reported net assets by approximately $1,207 and $446, respectively. AT&T Wireless Services received cash distributions based on its equity interest in these investments of $659, $201 and $232 for the years ended December 31, 2001, 2000 and 1999, respectively. The cash distributions for the year ended December 31, 2001, primarily included the cash proceeds associated with the sale of AT&T Wireless Services’ interest in Japan Telecom.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

      Ownership of significant equity investments is as follows:

	At December 31,

	2001		2000

ACC Acquisitions, LLC	50.00%	(1)	50.00%	(1)
Triton PCS Holdings, Inc.	15.68%		16.71%
TeleCorp PCS, Inc.	22.85%	(2)	22.99%	(2)
Cincinnati Bell Wireless, LLC	19.90%		19.90%
Alaska Native Wireless, LLC	38.18%	(3)	39.90%	(3)
Far EasTone Telecommunications, Ltd.	22.74%	(4)	22.70%	(4)
Birla Tata AT&T Ltd.	33.00%	(5)	N/A	(5)
Birla AT&T Communications Ltd.	N/A	(5)	49.00%	(5)
BPL Cellular Ltd.	49.00%	(5),(8)	49.00%	(5),(8)
Rogers Wireless Communications, Inc.	34.35%	(6)	16.65%	(6)
Japan Telecom	N/A	(7)	5.00%	(7)
EuroTel Praha, spol. s.r.o.	24.50%	(8)	24.50%	(8)
EuroTel Bratislava a.s.	24.50%	(8)	24.50%	(8)
Cascade Wireless, LLC	85.00%	(9)	85.00%	(9)

(1)	On February 28, 2000, AT&T and Dobson Communications Corporation (Dobson) acquired American Cellular Corporation, through a joint venture, ACC Acquisitions, LLC, for approximately $2.4 billion. AT&T contributed its interest in the joint venture to AT&T Wireless Services as of the date of the acquisition. The acquisition was funded with non-recourse bank debt by the joint venture and cash equity contributions of approximately $400 from each of the two partners. Dobson is responsible for day-to-day management of the joint venture, which is equally owned and jointly controlled by Dobson and AT&T Wireless Services. Accordingly, this investment is accounted for as an equity method investment in the accompanying consolidated financial statements.

(2)	During 1998, AT&T Wireless Services entered into a venture with TeleCorp PCS, Inc. to build and operate digital wireless networks in portions of New England and the Midwestern and Southeastern United States. AT&T Wireless Services contributed licenses to the venture in exchange for preferred stock. Additionally in May 1999, AT&T Wireless Services sold its net assets in the geographic area of San Juan, Puerto Rico, including a portion of the PCS license, to TeleCorp PCS, Inc. for cash and preferred stock. In January 1999, AT&T Wireless Services entered into a venture with Tritel, Inc. to build and operate a digital wireless network across parts of the Southwestern United States. AT&T Wireless Services contributed licenses to the venture in exchange for preferred stock. On November 13, 2000, TeleCorp PCS, Inc. completed its merger agreement with Tritel, Inc., as part of a stock transaction. Pursuant to the terms of the agreement, each company merged with a separate newly formed subsidiary of a new holding company named TeleCorp PCS, Inc. (TeleCorp), upon consummation of the transaction. In connection with the merger, AT&T Wireless Services contributed to TeleCorp, rights to acquire wireless licenses in Wisconsin and Iowa, paid approximately $20 in cash and extended the term of its brand license agreement through July 2005, in exchange for approximately 9.3 million additional common shares in the newly combined company. In a separate transaction with TeleCorp, AT&T Wireless Services completed an exchange of certain wireless licenses and rights to acquire additional licenses in the Wisconsin and Iowa markets, as well as made a cash payment of approximately $80. In return, AT&T Wireless Services received TeleCorp’s PCS licenses and wireless

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

systems in several New England markets. AT&T Wireless Services recognized a pre-tax gain of $379, which was recorded in other income, associated with these transactions for the year ended December 31, 2000. Ownership percentages reflect AT&T Wireless Services’ ownership of common stock, assuming conversion of all currently convertible preferred shares to common stock. In addition, AT&T Wireless Services holds redeemable preferred shares in this investment, which are not currently convertible to common stock. These preferred shares have certain liquidation preference rights. See Notes 7, 16 and 20 for discussion of merger agreement and financing commitments entered into between AT&T Wireless Services and TeleCorp.

(3)	During November 2000, AT&T Wireless Services joined with others in the formation of a venture, Alaska Native Wireless, LLC, which participated in the Federal Communication Commission’s Auction 35 of license spectrum in the 1900 megahertz band. AT&T Wireless Services provided funding to the joint venture through a combination of a non-controlling equity interest and debt securities of Alaska Native Wireless totaling approximately $309 as of December 31, 2001. AT&T Wireless Services has made certain commitments related to this joint venture. See Note 16 for further discussion of outstanding commitments.

(4)	On December 8, 2000, AT&T Wireless Services exercised its options to purchase additional shares of stock in its equity investment in Far EasTone Telecommunications, Ltd. AT&T Wireless Services paid approximately $205 for the additional shares and increased its ownership percentage to 22.7%.

(5)	During 2001, AT&T Wireless Services directly and through its interest in Birla AT&T Communications Ltd. completed two transactions that expanded AT&T Wireless Services’ coverage area in the Indian states of Andhra Pradesh and Madhya Pradesh. These transactions were completed by the fourth quarter of 2001. As a result, AT&T Wireless Services’ now owns an approximate 33% interest in the newly merged entity, Birla Tata AT&T Ltd. In the third quarter of 2001, AT&T Wireless Services and the other venture partners executed an agreement to combine Birla Tata AT&T Ltd. with BPL Mobile Communications Ltd. and certain portions of BPL Cellular Ltd. AT&T Wireless Services currently owns a 49% interest in BPL Cellular Ltd. The agreement to combine these entities is subject to a number of conditions. If all conditions are satisfied and a combination occurs as contemplated in the agreement, AT&T Wireless Services estimates that its ownership will be approximately 24% in the final combined entity.

(6)	In August 1999, AT&T and British Telecommunications plc, through a newly created joint venture, acquired a 33.3% ownership interest in Rogers Wireless Communications, Inc. (Rogers Wireless), formerly Rogers Cantel Mobile Communications, Inc., for approximately $934 in cash. AT&T contributed its interest in the joint venture to AT&T Wireless Services as of the date of acquisition. The investment was owned equally by AT&T Wireless Services and British Telecommunications. During the first quarter of 2001, AT&T Wireless Services issued unsecured term notes to Rogers Wireless to pay for spectrum it successfully bid upon in the Canadian spectrum auctions. In April 2001, Rogers Wireless effected a rights offering of its equity securities in which AT&T Wireless Services’ joint venture with British Telecommunications plc, JVII, participated. The participation increased JVII’s ownership interest in Rogers Wireless to 34.35%. AT&T Wireless Services funded the purchase on behalf of JVII by offsetting it against the unsecured, interest-bearing note made by AT&T Wireless Services. This transaction resulted in AT&T Wireless Services obtaining a controlling interest of JVII, as well as increasing the indirect ownership percentage in Rogers Wireless. On July 3, 2001, AT&T Wireless Services acquired British Telecommunications’ interest in JVII for approximately $380 in cash. As a result of this acquisition, AT&T Wireless Services now owns 100% of JVII, and, through JVII, holds a 34.35% ownership interest in Rogers Wireless.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

(7)	In the first quarter of 2000, AT&T Wireless Services was allocated one-half of AT&T’s interest in Japan Telecom, which was held through a joint venture with British Telecommunications. This investment was accounted for under the equity method because of our ability to elect certain members of the board of directors of this entity, which we believe provided us with significant influence. On April 27, 2001, AT&T completed the sale of its interest in Japan Telecom for approximately $1.35 billion in cash. AT&T attributed $0.5 billion of the net after-tax proceeds from the sale to AT&T Wireless Services. AT&T Wireless Services recognized an after-tax gain of $298 associated with the transaction, which was recorded in net equity (losses) earnings from investments in unconsolidated subsidiaries in the second quarter of 2001.

(8)	These investments were acquired on October 2, 2000, and represented the significant interests acquired by AT&T Wireless Services when it completed its acquisition of several interests in international ventures acquired by AT&T as a result of its acquisition of MediaOne in June 2000. AT&T Wireless Services acquired these interests from AT&T for approximately $1 billion in cash, which was determined based upon a third party valuation. Additionally, AT&T Wireless Services assumed deferred tax liabilities totaling approximately $200 which were transferred from AT&T.

(9)	On December 22, 2000, AT&T Wireless Services joined with others in the formation of Cascade Wireless, LLC. Upon formation of the entity, AT&T Wireless Services contributed $2.3 in cash to obtain an 85% non-controlling equity interest in the entity. During 2001, AT&T Wireless Services loaned approximately $180 to Cascade Wireless, LLC to finance various license purchases and operational activities. Subsequent to December 31, 2001, AT&T Wireless loaned an additional $251 to Cascade Wireless, LLC to finance certain acquisitions and license purchases made by Cascade Wireless, LLC. This investment is accounted for under the equity method as AT&T Wireless Services does not have any voting rights with respect to this entity.

      The consolidated results of operations and the financial position of the significant equity method investments are summarized below.

     Condensed Income Statement Information

	For the Years Ended
	December 31,

	2001	2000	1999

Revenue	$8,380	$16,479	$3,495
Operating (loss) income	(281)	290	(155)
Net income (loss)	15	1,094	(236)

      Condensed income statement information for 2001 includes the results of Japan Telecom prior to its sale in April 2001. Condensed income statement information for 2000 and 1999 includes the results of AB Cellular and CMT Partners prior to their consolidation by AT&T Wireless Services. Net income in 2001 includes the gain recognized on the sale of Japan Telecom. Net income in 2000 includes the gain recognized by AB Cellular associated with the redemption of AT&T Wireless Services’ equity interest in December 2000 (see Note 7).

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

Condensed Balance Sheet Information

	At December 31,

	2001	2000

Current assets	$1,957	$4,171
Noncurrent assets	18,656	22,231
Current liabilities	1,809	2,717
Noncurrent liabilities	9,840	10,313
Redeemable preferred stock	648	543

      Current assets are composed primarily of cash, accounts receivable and other current assets. Noncurrent assets are composed primarily of goodwill and other intangible assets, property, plant and equipment and licensing costs. Current liabilities are composed primarily of operating accruals, accounts payable and short-term debt. Noncurrent liabilities are composed primarily of long-term debt and deferred income taxes.

      AT&T Wireless Services also has investments accounted for under the cost method. Under this method, investments are stated at cost, and earnings are recognized to the extent distributions are received up to accumulated earnings of the investee. Distributions received in excess of accumulated earnings are recognized as a reduction of the investment balance.

      On February 8, 2001, AT&T Wireless Services completed its purchase of $200 in Series AA preferred stock from Dobson, which has a liquidation preference of $1,000 per share and is exchangeable into Series A convertible preferred stock. If the Series AA preferred stock is exchanged into Series A convertible preferred stock, AT&T Wireless Services will increase its ownership interest in Dobson, on an as-converted-to-common-stock basis, from its current ownership of 4.7% to approximately 11.8%.

      Subsequent to our split-off from AT&T in July 2001, AT&T Wireless Services appointed an individual to its board of directors who has a controlling interest in several entities to which AT&T Wireless Services had previously committed to provide financing. The financing provided by AT&T Wireless Services to these entities was in the form of non-controlling equity interests, as well as debt. Proceeds of these financings were used to acquire, from third parties, license spectrum that AT&T Wireless Services is not eligible to own, as well as certain operating requirements of the entities. AT&T Wireless Services’ financing to these entities since January 1, 2001, totaled $642, including fundings which occurred during the first quarter of 2002.

9.	Asset Impairment and Restructuring Charges

      During the fourth quarter of 1999, AT&T Wireless Services recorded a $531 asset impairment charge, including $3 associated with the fixed wireless business, primarily associated with the planned disposal of certain wireless communications equipment resulting from a program to increase capacity and operating efficiency of its wireless network. As part of a multi-vendor program, contracts have been executed with certain vendors to replace significant portions of the wireless infrastructure equipment in the Western United States and the metropolitan New York markets. The program is intended to provide AT&T Wireless Services with the newest technology available and allow it to evolve to new next-generation digital technology, which will provide high-speed data capabilities.

      The planned disposal of certain wireless infrastructure equipment required an evaluation of asset impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to write-down these assets to their fair value, which was estimated by discounting the expected future cash flows to be generated by these assets from their use and eventual disposition through the date of disposal. Since the assets remained in service from the date of the decision to

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

dispose of these assets to the disposal date, the impairment was recorded within accumulated depreciation and the remaining net book value of the assets was depreciated over this shortened period. As of December 31, 2001, all of the reserve was utilized and all of these assets have been fully depreciated.

10.     Income Taxes

      AT&T Wireless Services became a separate taxable entity effective with its split-off from AT&T in July 2001. Prior to the split-off, AT&T Wireless Services was not a separate taxable entity for federal and certain state income tax purposes and its results of operations were included in the consolidated federal and state income tax returns of AT&T and its affiliates, as described in Note 1. The following table shows the principal reasons for the difference between the effective income tax rate and the United States federal statutory income tax rate for AT&T Wireless Services’ income (loss) from continuing operations, excluding the taxes associated with net equity (losses) earnings from investments in unconsolidated subsidiaries:

	For the Years Ended
	December 31,

	2001	2000	1999

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Federal income tax at statutory rate	$205	$240	$(204)
State and local income taxes, net of federal income tax effect	18	19	(17)
Amortization of intangibles	42	20	17
Net revaluation of securities	(25)	—	—
Sale of foreign investment	—	(31)	—
Change in valuation allowance and other estimates	58	—	(50)
Other differences, net	13	(2)	(3)

Provision (benefit) for income taxes	$311	$246	$(257)

Effective income tax rate	53.0%	35.7%	44.1%

PROVISION (BENEFIT) FOR INCOME TAXES
CURRENT
Federal	$(18)	$(284)	$(169)
State and local	39	(61)	4
Foreign	5	—	—

	$26	$(345)	$(165)

DEFERRED
Federal	$292	$505	$(48)
State and local	(7)	86	(44)

	$285	$591	$(92)

Provision (benefit) for income taxes	$311	$246	$(257)

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

      Income tax provisions associated with and included in net equity (losses) earnings from investments in unconsolidated subsidiaries were $13, $243, and $73 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Deferred income tax liabilities are taxes AT&T Wireless Services expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax bases of certain assets and liabilities.

      Deferred income tax liabilities and assets consist of the following:

	At December 31,

	2001	2000

LONG-TERM DEFERRED INCOME TAX LIABILITIES
Property, plant and equipment and licenses	$(3,921)	$(3,618)
Investments	(856)	(989)
Other	(75)	(74)

Total long-term deferred income tax liabilities	$(4,852)	$(4,681)

LONG-TERM DEFERRED INCOME TAX ASSETS
Discontinued operations	$405	$—
Net operating loss/credit carryforwards	110	37
Valuation allowance	(15)	(15)

Total net long-term deferred income tax assets	$500	$22

Net long-term deferred income tax liabilities	$(4,352)	$(4,659)

CURRENT DEFERRED INCOME TAX LIABILITIES
Total current deferred income tax liabilities	$—	$—
CURRENT DEFERRED INCOME TAX ASSETS
Discontinued operations	$99	$—
Employee benefits	11	11
Reserves and allowances	109	65
Other	3	17

Total current deferred income tax assets	$222	$93

Net current deferred income tax assets	$222	$93

      At December 31, 2001, AT&T Wireless Services had net operating loss carryforwards for federal and state income tax purposes of $165 and $57, respectively, at their respective rates, expiring beginning 2003 through 2021. AT&T Wireless Services also has federal tax credit carryforwards of $29 which are not subject to expiration. AT&T Wireless Services has sufficient reversing taxable temporary differences to warrant recognition of its deferred tax assets without the need for any additional valuation allowance.

11.	Employee Benefit Plan

      AT&T Wireless Services sponsors a savings plan for the majority of its employees. The plan allows employees to contribute a portion of their pre-tax income in accordance with specified guidelines. The plan matches a percentage of employee contributions up to certain limits. In addition, AT&T Wireless Services

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

may make discretionary or profit sharing contributions. Contributions amounted to $91, $60 and $37 in 2001, 2000 and 1999, respectively.

12.	Stock-Based Compensation Plans

              Stock-based Compensation Plans Subsequent to the Split-off:

      In conjunction with the split-off from AT&T in July 2001, AT&T Wireless Services adopted the AT&T Wireless Services Long Term Incentive Plan (LTIP), which allows for the granting of stock options, performance shares and restricted stock units in AT&T Wireless Services’ common stock. In addition, AT&T Wireless Services adopted the AT&T Wireless Services Adjustment Plan (Adjustment plan), which is a plan designed to govern the outstanding AT&T Wireless Services common stock options created from AT&T Wireless Group tracking stock options upon split-off, as well as the AT&T Wireless Services common stock options created from AT&T options upon the split-off distribution. There were 150 million common shares authorized under the Adjustment plan.

      Under the LTIP, there were 86 million common shares authorized for grant as of December 31, 2001. The shares available for grant are based on the 86 million shares authorized upon adoption of the LTIP plus an additional number of shares to be added to the plan on January 1st of each year, adjusted for new grants, exercises, forfeitures, cancellations and terminations of outstanding awards under both plans throughout the year. The additional shares to be added annually is based on 2.75% of the shares outstanding on January 1st of each year. Stock options are granted to virtually all employees as well as to members of AT&T Wireless Services’ board of directors. The exercise price of stock options granted is equal to the stock price when the option is granted. The options generally vest over three and one-half years and are exercisable up to 10 years from the date of grant. Restricted stock units and performance share units are awarded to key employees.

      In addition to the AT&T Wireless Services LTIP, AT&T Wireless Services adopted the AT&T Wireless Services Employee Stock Purchase Plan (ESPP). Under the ESPP, AT&T Wireless Services is authorized to sell up to 5,200 thousand shares of AT&T Wireless Services common stock to AT&T Wireless Services employees. Under the terms of the ESPP, employees may have up to 10% of their earnings withheld to purchase AT&T Wireless Services’ common stock. The purchase price of the stock on the date of exercise is 85% of the fair market value of shares on the New York Stock Exchange on either the first or the last day of the applicable quarter, whichever is less. During 2001, AT&T Wireless Services sold 621 thousand shares to employees under the ESPP.

     Stock-based Compensation Plans Prior to the Split-off:

      Prior to the split-off from AT&T, employees of AT&T Wireless Services participated in the stock-based compensation plans of AT&T, which included stock options granted in AT&T common stock. Prior to the date of the offering of AT&T Wireless Group tracking shares in April 2000, AT&T granted approximately 1,082 thousand and 9,438 thousand AT&T common stock options to AT&T Wireless Services employees during 2000 and 1999, respectively. The weighted-average exercise prices at the grant date for AT&T common stock options granted to AT&T Wireless Services employees during 2000 and 1999 were $48.05 and $59.35, respectively. At December 31, 2000 and 1999, there were approximately 27,506 thousand and 30,068 thousand AT&T common stock options outstanding, respectively, held by AT&T Wireless Services employees at weighted average exercise prices of $41.58 and $41.14, respectively. At December 31, 2000 and 1999, there were approximately 17,492 thousand and 15,546 thousand AT&T common stock options exercisable, respectively, at weighted average exercise prices of $35.37 and $30.15, respectively.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

      Subsequent to the April 2000 offering of AT&T Wireless Group tracking stock and prior to the split-off in July 2001, AT&T granted stock options in AT&T Wireless Group tracking stock to nearly all AT&T employees, including AT&T Wireless Services employees. Of the total options granted in 2001 noted in the table below, 4,085 thousand represent AT&T Wireless Group tracking stock options granted prior to the split-off, of which 2,185 thousand were granted to AT&T Wireless Services employees. Of the total AT&T Wireless Group tracking stock options granted during 2000, 53,308 thousand were granted to AT&T Wireless Services employees.

      In conjunction with the split-off, AT&T and AT&T Wireless Services entered into an employee benefits agreement. This agreement covered the treatment of AT&T common stock options and AT&T Wireless Group tracking stock options held by both AT&T and AT&T Wireless Services employees. According to the agreement, each AT&T option granted to AT&T and AT&T Wireless Group employees prior to January 1, 2001, that was outstanding under the AT&T Long Term Incentive Plan as of the split-off date, was adjusted. This adjustment resulted in each individual who was a holder of an AT&T option receiving, immediately after the split-off date, an adjusted AT&T option and an AT&T Wireless Services option. The combined intrinsic value of the adjusted AT&T option and the AT&T Wireless Services option immediately after the split-off was equal to the intrinsic value of the AT&T option immediately before the split-off. Each AT&T Wireless Group tracking stock option held by an AT&T or AT&T Wireless Group employee outstanding under the AT&T Long Term Incentive Plan as of the split-off date was converted as of the split-off date into an AT&T Wireless Services option. The number of options and the exercise price per share of each AT&T Wireless Services option was adjusted to maintain the intrinsic value of the AT&T Wireless Services option immediately after the split-off.

      Each AT&T option held by an AT&T Wireless Services employee subsequent to the split-off became fully vested and continues to be exercisable for the remaining scheduled term of such AT&T option. Each AT&T Wireless Services option held by an AT&T employee subsequent to the split-off became fully vested and continues to be exercisable for the remaining scheduled term of the original AT&T or AT&T Wireless Group tracking stock option. Each AT&T Wireless Services option converted from an AT&T Wireless Group tracking stock option or created from an AT&T option held by an AT&T Wireless Services employee is subject to the same terms and conditions regarding term, vesting, and other provisions regarding exercise as set forth in the original AT&T or AT&T Wireless Group tracking stock option from which the option was created or converted.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

     Summary of AT&T Wireless Group and AT&T Wireless Services Common Stock Options:

      The following table is a summary of AT&T Wireless Group stock option transactions prior to the split-off and AT&T Wireless Services stock option transactions subsequent to the split-off:

		Weighted-		Weighted-
		Average		Average
Shares in Thousands	2001	Exercise Price	2000	Exercise Price

Outstanding at January 1	73,626	$29.29	—	—
Options
Granted	34,946	16.97	76,983	$29.29
Exercised	(970)	11.61	—	—
Canceled or forfeited	(6,695)	25.61	(3,357)	29.43
Options created as a result of split-off	75,330	27.08	—	—

Outstanding at December 31	176,237	26.14	73,626	29.29
Options exercisable	118,084	27.91	12,391	29.48
Shares available for grant	65,797		41,874

      The following table summarizes information about the AT&T Wireless Services stock options outstanding at December 31, 2001:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
	Number	Remaining	Weighted-	Number	Weighted-
Range of	Outstanding at	Contractual	Average	Exercisable at	Average
Exercise Prices	Dec. 31, 2001	Life	Exercise Price	Dec. 31, 2001	Exercise Price

	(In thousands)		(In thousands)
$ 2.05 - $16.4	2 9,761	6.7	$11.28	6,261	$9.18
$16.43	26,028	9.5	16.43	—	16.43
$16.44 - $18.50	5,056	5.8	17.68	4,249	17.69
$18.51 - $19.97	7,851	5.6	18.92	7,420	18.90
$19.98 - $29.00	28,510	7.1	23.83	26,578	23.76
$29.01 - $29.16	66,907	8.3	29.16	42,756	29.16
$29.17 - $40.78	22,711	6.8	34.11	22,406	34.08
$40.79 - $47.35	9,413	6.8	45.29	8,414	45.56

Total	176,237	7.7	26.14	118,084	27.91

      Of the 176,237 thousand options outstanding at December 31, 2001, 89,424 thousand were held by non-employees.

      AT&T Wireless Services applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized other than for performance share and restricted stock units. Compensation costs charged against AT&T Wireless Services’ results of operations were not material in 2001, 2000, and 1999.

     Fair Value Disclosures:

      AT&T Wireless Services has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” If AT&T Wireless Services had elected to recognize compensation costs based

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

on the fair value at the date of grant for AT&T Wireless Services common stock awards granted subsequent to the split-off in 2001, AT&T Wireless Group tracking stock awards granted to AT&T Wireless Services employees prior to the split-off, and AT&T common stock awards granted to AT&T Wireless Services employees prior to the split-off, consistent with the provisions of SFAS No. 123, net (loss) income available to common shareholders, and the respective per share amounts would have been as follows:

	For the Years Ended
	December 31,

	2001	2000	1999

Net (loss) income available to common shareholders	$(1,152)	$351	$(520)
Net (loss) income available to common shareholders per share — basic and diluted	$(0.46)	$0.14	$(0.20)

      The weighted-average fair value at date of grant was $7.56 for all AT&T Wireless Services stock options granted during 2001, as well as AT&T Wireless Group tracking stock options granted to AT&T Wireless Services employees prior to the split-off, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0%, (ii) expected volatility rate of 50.0%, (iii) expected life of 5 years, and (iv) risk-free interest rate of 4.2%.

      The weighted-average fair value at date of grant was $2.44 for all shares of AT&T Wireless Services common stock issued during 2001 under the ESPP, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0%, (ii) expected volatility rate of 50.0%, (iii) expected life of 3 months, and (iv) risk-free interest rate of 1.7%.

      The weighted-average fair value at date of grant was $14.43 for AT&T Wireless Group tracking stock options granted to AT&T Wireless Services employees during 2000 and was estimated using the Black-Scholes option-pricing model. The following weighted-average assumptions were applied: (i) expected dividend yield of 0%, (ii) expected volatility rate of 55.0%, (iii) expected life of 4 years, and (iv) risk-free interest rate of 6.52%.

      The weighted-average fair values at date of grant for AT&T options granted to AT&T Wireless Services employees during 2000 and 1999 were $14.26 and $15.36, respectively, and were estimated using the Black-Scholes option-pricing model. The following weighted-average assumptions were applied for 2000 and 1999, respectively: (i) expected dividend yield of 1.7% for both years, (ii) expected volatility rates of 31.2% and 27.2%, (iii) expected lives of 3.9 years and 4.9 years, and (iv) risk-free interest rates of 6.69% and 4.71%.

13. Fair Values of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, short-term debt due to AT&T, due on demand notes payable and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.

      The fair values of AT&T Wireless Services’ Senior Notes are estimated by discounting the cash flows of each note at AT&T Wireless Services’ incremental borrowing rate as of the end of the year. As of December 31, 2001, the carrying value and fair value of AT&T Wireless Services’ Senior Notes totaled $6,487 and $7,046, respectively. As of December 31, 2000, the carrying value of AT&T Wireless Services’ long-term debt to AT&T approximated the fair value of the obligation.

      As of December 31, 2001, AT&T Wireless Services had entered into interest rate swaps with a total notional value of $700. On a semi-annual basis, AT&T Wireless Services pays a floating rate of interest plus a fixed spread, which averaged 4.5% during 2001 for the period which the interest rate swaps were outstanding,

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

and receives a fixed rate of 7.35% in return. The interest rate swaps were entered into as hedges of the fair value of AT&T Wireless Services’ 7.35%, 2006 Senior Notes, and expire on March 1, 2006, the notes’ maturity date. AT&T Wireless Services determines the fair value of its interest rate swaps based on market quotes obtained from swap dealers. The fair value of these interest rate swaps represented a liability of approximately $10 as of December 31, 2001.

14.     Relationship with AT&T

      Prior to the July 9, 2001, split-off from AT&T, the financial statements of AT&T Wireless Services reflect an assumed capital structure allocated from AT&T, as well as allocated costs associated with AT&T’s common support divisions as discussed in Note 1. Additionally, AT&T Wireless Services, including its fixed wireless business, purchased various network and selling, general and administrative services from AT&T, primarily at market-based prices.

	For the Years Ended
	December 31,

	2001(1)	2000	1999

COSTS OF SERVICES:
Long-distance and other network related services	$140	$241	$170
Provision for uncollectibles related to bundled customers	18	38	29

Total costs of services	$158	$279	$199

SELLING, GENERAL AND ADMINISTRATIVE:
General corporate overhead allocations	$29	$56	$40
Sales employee, commissions and marketing support related costs(2)	—	67	223
Administrative telephone services	76	104	69
Remittance processing services	16	23	22
Billing and collection services related to bundled customers	12	38	36

Total selling, general and administrative	$133	$288	$390

INTEREST INCOME ON NOTE RECEIVABLE FROM AT&T(3)	$202	$143	$—
INTEREST EXPENSE	$70	$196	$214
PREFERRED STOCK DIVIDENDS(4)	$76	$130	$56
CAPITALIZED INTEREST DEDUCTED FROM INTEREST EXPENSE	$41	$123	$88

      AT&T Wireless Services had income tax receivables totaling $210 and $118 at December 31, 2001 and 2000, respectively, which represented payments to be received from AT&T in accordance with the tax sharing agreement.

(1)	For the 2001 period prior to July 9, 2001.

(2)	Effective April 1, 2000, the direct sales employees previously employed by AT&T became employees of AT&T Wireless Services.

(3)	Included within “Other income” on the consolidated statements of operations. For the 2001 period prior to the repayment of the note receivable from AT&T, intercompany interest income was determined based upon the average daily balance outstanding of the intercompany note receivable from AT&T, at a rate equal to AT&T’s average 30-day commercial paper rate reset on the first day of each month, which was 4.2% at June 30, 2001. For the year ended December 30, 2000, intercompany interest income was

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

determined based on the average daily balance outstanding of the intercompany note receivable from AT&T at a rate equal to the one month LIBOR minus six basis points.

(4)	Recorded net of tax in accordance with the tax sharing agreement discussed in Note 1.

15.     Long-term Debt

      On March 6, 2001, AT&T Wireless Services completed a private placement of $6.5 billion in unsecured and unsubordinated Senior Notes with $1 billion maturing on March 1, 2006; $3 billion maturing on March 1, 2011; and $2.5 billion maturing on March 1, 2031. The notes pay interest at fixed rates ranging from 7.35% to 8.75% per annum, payable semi-annually and include customary covenants. In accordance with registration rights attached to the notes, on October 3, 2001, AT&T Wireless Services completed an exchange offer exchanging, at the election of the note holder, nearly 100% of private placement Senior Notes for new Senior Notes pursuant to a registration statement filed under the Securities Act of 1933. AT&T Wireless Services had interest expense of $443 for the year ended December 31, 2001, associated with these notes, of which $100 was capitalized.

      On March 23, 2001, AT&T Wireless Services, entered into Competitive Advance and Revolving Credit Facilities (the Facilities) in the aggregate amount of $2.5 billion consisting of an up to $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and an up to $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility. The Facilities are subject to a facility fee ranging from 8 to 30 basis points, payable quarterly on the total commitment, used or unused. The facility fees are based on the respective agreement and will fluctuate based on AT&T Wireless Services’ Senior Notes rating. The Facilities are also subject to a utilization fee of 12.5 basis points if borrowings exceed certain levels as defined in the agreement. The Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 32.5 to 100 basis points depending on AT&T Wireless Services’ Senior Notes rating, or (ii) the greater of the prime rate or the Federal funds effective rate plus 50 basis points. The Facilities are to be used for general corporate purposes and are subject to customary covenants, representations, warranties and events of default. The Facilities contain financial covenants requiring AT&T Wireless Services to maintain certain financial ratios. In addition, the existence of an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may, under certain circumstances, constitute an event of default. No amounts had been borrowed under the Facilities at December 31, 2001.

      During June 2001, AT&T Wireless Services finalized agreements to issue up to $2.5 billion of private placement commercial paper notes. The notes will be unsecured, ranking pari passu with AT&T Wireless Services’ other unsubordinated and unsecured indebtedness. Maturity of the notes will be up to 365 days from date of issue. As of December 31, 2001, AT&T Wireless Services did not have any notes outstanding under this program.

16.     Commitments

      On December 14, 2001, AT&T Wireless Services entered into a note purchase agreement with Lucent Technologies, Inc. to acquire from Lucent for $209, a total of $227 in aggregate accreted value of senior subordinated debt of TeleCorp. This indebtedness is evidenced by $358 in aggregate principal of 11% senior subordinated discount notes of TeleCorp with a maturity date of April 15, 2011. This note receivable is reflected within “Other assets” on the accompanying consolidated balance sheet as of December 31, 2001. Additionally, on December 14, 2001, AT&T Wireless Services entered into a commitment agreement under which it agreed to provide a total of $500 in financing to TeleCorp and its subsidiary TeleCorp Wireless, Inc. AT&T Wireless Services’ obligation to provide the financing of this commitment agreement is not conditioned on the completion of the merger. In January 2002, AT&T Wireless Services advanced to TeleCorp $100 of

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

senior subordinated debt, evidenced by 10% discount notes due 2011 in the aggregate principal amount of $152. The remaining commitment will take the form of senior subordinated debt and senior debt, including (1) $110 of senior subordinated debt, evidenced by 10% discount notes due 2011 in the aggregate principal amount of $163, to be advanced on April 15, 2002; (2) up to $250 in aggregate principal amount of senior subordinated debt, evidenced by 9% notes due 2008, to be advanced at the election of TeleCorp Wireless from time to time on or prior to March 30, 2002; and (3) $40 of term loans under the senior credit facility of TeleCorp Wireless to be advanced from time to time on or before March 30, 2002. In conjunction with the closing of the TeleCorp merger on February 15, 2002, the financing commitments to TeleCorp and its subsidiary TeleCorp Wireless became commitments of consolidated subsidiaries of AT&T Wireless Services.

      AT&T Wireless Services has commitments to fund spectrum acquisitions and operational funding requirements of an equity method investment which totaled approximately $251 as of December 31, 2001. The funding of these commitments occurred during the first quarter of 2002.

      AT&T Wireless Services has various purchase commitments for network equipment as well as handsets related to the development of its next-generation strategy. Those commitments totaled $1.5 billion as of December 31, 2001, and expire between 2002 and 2004.

      During January 2001, AT&T closed its previously announced agreement with DoCoMo. Pursuant to this agreement, DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if AT&T Wireless Services fails to meet specified technological milestones, under certain circumstances. DoCoMo may require the repurchase of its investment, plus interest, if prior to June 30, 2004, AT&T Wireless Services abandons wideband code division multiple access as its primary technology for third-generation services, or if AT&T Wireless Services fails to launch services using universal mobile telecommunications systems (UMTS) in at least 13 of the top 50 U.S. markets, with certain specified exceptions. See Note 4 for further discussion related to the DoCoMo investment.

      During November 2000, AT&T Wireless Services joined with others in the formation of a venture, Alaska Native Wireless (ANW), which participated in the Federal Communication Commission’s (FCC) Auction 35 of license spectrum in the 1900 megahertz band, which is used to provide wireless services. In January 2001, the auction was completed, and ANW was the high bidder on approximately $2.9 billion in licenses. AT&T Wireless Services has committed to fund $2.6 billion to ANW to fund ANW’s purchase of licenses. As of December 31, 2001, AT&T Wireless Services funded approximately $309 of the commitment through a combination of a non-controlling equity interest and debt securities of ANW. On March 4, 2002, the FCC announced that it is prepared to grant to ANW some of the licenses on which it was the high bidder upon payment of $90, which is the balance of the purchase price for those licenses. The remaining approximately $2.2 billion of additional funding will be made if and when the remaining licenses are granted, and will take the form of convertible and non-convertible notes of ANW. At the fifth anniversary of the first date on which licenses won in the auction are granted to ANW, and in addition to other means by which they may transfer their interests, the other owners of ANW have the right to require AT&T Wireless Services to purchase their equity interests. If this right were exercised five years after license grant, assuming licenses are granted in March 2002, the purchase price would be up to approximately $1.1 billion and would be payable, at AT&T Wireless Services’ option, in cash or marketable securities. The right to require AT&T Wireless Services to purchase these interests may be exercised before the five-year anniversary of the license grant if the conditions of certain FCC regulations restricting the free transferability of certain licenses offered in this auction are met earlier. If the right were exercised earlier, the purchase price would be calculated in generally the same way as if exercised at five years, except that a discount would be applied. In certain circumstances, if a winning bid of ANW is rejected or if any license granted to ANW is revoked, AT&T Wireless Services would be obligated to compensate other owners for making capital available to the venture. AT&T Wireless

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

Services does not believe the amount of any such compensation, if it were required, would be material. In June 2001, a federal appeals court ruled that the FCC had acted improperly in repossessing from NextWave Telecom, Inc. most of the spectrum offered in the auction. The United States Supreme Court has ruled that it will hear an appeal of that decision.

      In conjunction with the split-off, AT&T Wireless Services entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, AT&T Wireless Services is required to purchase wholesale long-distance services it provides to its customers in an amount equal to its 2001 actual purchases for each of five years, beginning with the date of split-off. AT&T Wireless Services is required to pay AT&T any shortfall in cumulative usage at the rate of $0.01 per minute at the end of the five year period. AT&T Wireless Services’ maximum commitment for this shortfall as of December 31, 2001 was approximately $484. AT&T Wireless Services is also required to purchase long-distance services associated with its administrative phone usage equal to $75 for each of three years following the split-off. As of December 31, 2001, AT&T Wireless Services had fulfilled approximately $45 of the first year’s commitment under the agreement. In addition, AT&T Wireless Services is required to purchase certain network data services from AT&T in an amount equal to $36 for each of the three years following the split-off. As of December 31, 2001, AT&T Wireless Services had fulfilled all of the first year’s commitment under the agreement.

      AT&T Wireless Services leases land, buildings and equipment through contracts that expire in various years through 2045. Certain of AT&T Wireless Services’ lease contracts include options to renew the leases for an additional five to 25 years. Rental expense under operating leases was $446, $263 and $200 for the years ended December 31, 2001, 2000 and 1999, respectively. The following table shows the future minimum rental payments due under non-cancelable operating leases at December 31, 2001:

     For the Years Ended December 31,

2002	$465
2003	418
2004	378
2005	305
2006	192
Later Years	568

      During 2001, 2000 and 1999, AT&T Wireless Services expensed $4, $28 and $82, respectively, for losses associated with commitments related to certain equity investments. Included in the 1999 loss of $82 was AT&T Wireless Services’ commitment of $63 to fund the long-term debt obligations of one of its equity investments, which fully satisfied AT&T Wireless Services’ commitment for this equity investment.

      AT&T Wireless Services has commitments with local exchange carriers for dedicated leased lines. The original terms of these commitments vary from month-to-month up to five years. AT&T Wireless Services incurred approximately $300 in 2001 related to these dedicated transport commitments. AT&T Wireless Services also has various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are not significant individually, nor in the aggregate.

17.     Contingencies

      Several lawsuits have been filed asserting claims that AT&T Wireless Services collected charges for local government taxes from customers that were not properly subject to those charges. Agreements have been

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

reached to settle others of these cases, although the agreements have not yet received court approval. AT&T Wireless Services has entered into a settlement of one of these cases, although the settlement has been challenged on appeal.

      Several class action lawsuits have been filed in which claims have been asserted that AT&T Wireless Services did not have sufficient network capacity to support the influx of new subscribers who signed up for AT&T Digital One Rate service beginning in May 1998 and therefore has failed to provide service of a quality allegedly promised to subscribers. The plaintiffs in these cases have not asserted specific claims for damages, with the exception of one case filed in Texas in which the named plaintiffs have asserted claims for compensatory and punitive damages totaling $100. That case was dismissed, although an appeal is pending and another case in Texas remains pending. An agreement has been reached to settle certain of these cases, although the agreement has not received court approval.

      Several other class action or representative lawsuits have been filed against AT&T Wireless Services that allege, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to AT&T Wireless Services billing practices (including rounding up of partial minutes of use to full minute increments and billing send to end), coverage, dropped calls, price fixing and/ or mistaken bills. Although the plaintiffs in these cases have not specified alleged damages, the damages in two of the cases are alleged to exceed $100. One of these two cases was dismissed and the dismissal was affirmed in part on appeal. Settlement negotiations are ongoing in both cases.

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

      AT&T Wireless Services was involved in an international arbitration proceeding concerning interests in a Malaysian telecommunications joint venture, Maxis Communications Bhd, a former MediaOne business acquired by AT&T and sold to AT&T Wireless Services in the fourth quarter of 2000. In this arbitration proceeding, a group of Malaysian shareholders claim that MediaOne breached fiduciary duties and contractual obligations owed to the joint venture. The arbitration claim asserted damages of $400. In connection with the split-off, AT&T Wireless Services assumed a portion of the liabilities, if any, related to this action, subject to certain adjustments. In March 2001, AT&T Wireless Services entered into an agreement with other shareholders of Maxis Communications Bhd who were the claimants in this arbitration, for the sale of AT&T Wireless Services’ entire interest in that entity and the resolution of the claims asserted in the arbitration proceeding. At that time, the parties agreed to suspend the arbitration proceeding pending closing of this transaction, and expected to terminate the arbitration proceeding when the sale has been completed. During November 2001, the sale was completed and the lawsuit associated with the Maxis investment was settled.

      Stockholders of a former competitor of AT&T Wireless Services’ air-to-ground business are plaintiffs in a lawsuit filed in 1993, alleging that AT&T Wireless Services breached a confidentiality agreement, used trade secrets to unfairly compete, and tortiously interfered with the business and potential business of the competitor. Plaintiffs sought damages in an unspecified amount in excess of $3.5 billion. AT&T Wireless Services obtained partial summary judgment and then prevailed on the remainder of the claims at a trial on the validity of a release of plaintiffs’ claims. Final judgment was entered against plaintiffs on their claims, and plaintiffs appealed. On appeal, the Appellate Court of Illinois, Second District, reversed and remanded the case for trial indicating that certain issues decided by the judge needed to be resolved by a jury.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

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

      A lawsuit has been filed challenging AT&T Wireless Services’ involvement with Alaska Native Wireless LLC in connection with the auction of PCS spectrum licenses in FCC Auction 35. The complaint alleges claims of unfair business practices and interference with economic advantage, and alleges that Alaska Native Wireless is controlled by AT&T Wireless Services and therefore did not properly qualify as a designated entity under FCC requirements for bidding in the auction. The complaint does not seek to invalidate any licenses granted to Alaska Native Wireless in the auction, but seeks remedies of disgorgement and restitution of at least $380 and punitive damages of $677.

      Several class action lawsuits have been filed by shareholders of TeleCorp, challenging AT&T Wireless Services’ acquisition of TeleCorp (see Notes 7 and 20). The lawsuits allege that the consideration paid to TeleCorp shareholders was inadequate and allege conflicts of interest and breach of fiduciary duties by the directors of TeleCorp. Damages have not been specified, although the complaints seek injunctive relief to rescind the transaction.

      The ultimate outcome of these claims and actions cannot be predicted with certainty, and accordingly, the aggregate ultimate liability of AT&T Wireless Services under these claims and actions was not determinable at December 31, 2001. It is the opinion of AT&T Wireless Services’ management that it is not probable that the resolution of such lawsuits will have a material adverse impact on AT&T Wireless Services’ consolidated financial statements.

      AT&T Wireless Services also is a defendant in other legal actions involving claims incidental to the normal conduct of the running of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Additionally, AT&T Wireless Services also makes routine filings with the FCC and state regulatory authorities, as well as state and local tax regulatory authorities. However, AT&T Wireless Services believes that the amounts that may be paid in these actions will not be material to its financial position, or to its results of operations or cash flow.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

18.     Quarterly Information (Unaudited)

2001(1)	First	Second	Third	Fourth

Revenue	$3,210	$3,376	$3,496	$3,528
Revenue from discontinued operations	2	4	6

Revenue as previously reported	$3,212	$3,380	$3,502

Operating income (loss)	$232	$260	$143	$(37)
Operating loss from discontinued operations	(91)	(131)	(128)

Operating income as previously reported	$141	$129	$15

Income (loss) from continuing operations	$56	$343	$156	$(355)
Loss from discontinued operations	$(56)	$(80)	$(79)	$(872)
Dividend requirements on preferred stock held by AT&T, net	$42	$34	$—	$—
Net (loss) income available to common shareholders	$(42)	$229	$77	$(1,227)
Income (loss) from continuing operations available to common shareholders per share — basic and diluted	$0.01	$0.12	$0.06	$(0.14)
Loss from discontinued operations per share — basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.34)
Net (loss) income available to common shareholders per share — basic and diluted	$(0.02)	$0.09	$0.03	$(0.48)
Stock price(2):
AT&T Wireless Services common stock (effective July 9, 2001)(3)
High	$—	$—	$19.92	$16.22
Low	$—	$—	$12.27	$12.51
Quarter-end close	$—	$—	$14.94	$14.37
AT&T Wireless Group tracking stock (through July 8, 2001)(3)
High	$27.30	$21.10	$17.20	$—
Low	$17.06	$15.29	$16.29	$—
Quarter-end close	$19.18	$16.35	$—	$—

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

2000(1)	First	Second	Third	Fourth

Revenue	$2,198	$2,477	$2,798	$2,973
Revenue from discontinued operations	—	—	1	1

Revenue as previously reported	$2,198	$2,477	$2,799	$2,974

Operating income (loss)	$70	$156	$85	$(74)
Operating loss from discontinued operations	(44)	(49)	(58)	(124)

Operating income (loss) as previously reported	$26	$107	$27	$(198)

Income (loss) from continuing operations	$53	$230	$57	$488
Loss from discontinued operations	$(27)	$(30)	$(36)	$(77)
Dividend requirements on preferred stock held by AT&T, net	$13	$33	$42	$42
Net income (loss) available to common shareholders	$13	$167	$(21)	$369
Income (loss) from continuing operations available to common shareholders per share — basic and diluted	$0.02	$0.08	$0.01	$0.18
Loss from discontinued operations per share — basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Net income (loss) available to common shareholders per share — basic and diluted	$0.01	$0.07	$(0.01)	$0.15
Stock price(2):
AT&T Wireless Group tracking stock (effective April 27, 2000)(3)
High	$—	$36.00	$29.56	$24.94
Low	$—	$23.56	$20.50	$16.38
Quarter-end close	$—	$27.75	$20.78	$17.31

(1)	Results have been restated to reflect the fixed wireless business as discontinued operations.

(2)	Stock prices obtained from the NYSE Composite Transaction Tape.

(3)	No dividends have been declared or paid on AT&T Wireless Group tracking stock or AT&T Wireless Services common stock.

19.     Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2001. All business combinations in the scope of this statement are to be accounted for under one method, the purchase method. AT&T Wireless Services’ adoption of this statement during 2001 did not have a material impact on AT&T Wireless Services’ results of operations, financial position or cash flow.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill, including excess net book value associated with equity method investments, and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. AT&T Wireless Services believes licensing costs qualify as having indefinite useful lives and therefore will cease amortization of licensing costs on a prospective basis. AT&T Wireless Services recognized pre-tax amortization of goodwill, licensing costs and amortization of

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

excess net book value associated with equity method investments of $135, $378 and $65, respectively, for the year ended December 31, 2001. AT&T Wireless Services anticipates that the amounts that would have been recorded for the year ended December 31, 2002, would not be materially different than the amounts recorded during 2001. Goodwill and other indefinite-lived assets will be tested for impairment at least annually, based on a fair value comparison. Intangible assets which have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. AT&T Wireless Services is required to adopt this statement on January 1, 2002. Upon adoption, AT&T Wireless Services will be required to complete a transitional impairment test related to goodwill and other indefinite-lived intangible assets. Any resulting impairment loss will be recognized as a cumulative effect of a change in accounting principle. Based upon management’s current assessment, AT&T Wireless Services does not anticipate recording any material impairment charges associated with its consolidated goodwill and other indefinite-lived intangible assets upon adoption of this standard. Any resulting impairment charges recorded by AT&T Wireless Services’ equity method investments upon adoption of this standard may have a material impact to its results of operations.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. AT&T Wireless Services will be required to adopt this statement no later than January 1, 2003. AT&T Wireless Services is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. AT&T Wireless Services’ adoption of this statement on January 1, 2002, did not have a material impact on AT&T Wireless Services’ results of operations, financial position or cash flows.

20.     Subsequent Events

      On February 12, 2002, AT&T Wireless Services completed the sale of certain fixed wireless assets to Netro Corporation (Netro), a company that is engaged in a business substantially different from AT&T Wireless Services’ fixed wireless business. For $16 in cash and 8.2 million shares of Netro common stock, Netro acquired a license to intellectual property, equipment and proprietary software assets. As a result of the transaction, AT&T Wireless Services now owns approximately 13.5% of Netro’s outstanding common stock.

      On February 7, 2002, TeleCorp shareholders voted in favor of the merger transaction with AT&T Wireless Services. Additionally, during February 2002, AT&T Wireless Services received approval of the

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, unless otherwise noted)

merger from the Federal Communications Commission. AT&T Wireless Services closed the merger transaction with TeleCorp on February 15, 2002. Pursuant to the merger, 146 million new shares of AT&T Wireless Services common stock were issued, as well as 233 thousand shares of mandatorily redeemable preferred stock of AT&T Wireless Services. Upon closing of the transaction with TeleCorp, AT&T Wireless Services repaid approximately $938 of the debt assumed from TeleCorp, including their outstanding bank credit facilities and government financings.

      On February 27, 2002, AT&T Wireless Services signed a definitive agreement to acquire for $285 in cash the remaining 49% minority interest in a market in which AT&T Wireless Services previously held a 51% ownership interest. The agreement remains subject to certain closing conditions and is expected to close during the first half of 2002.

      On March 1, 2002, AT&T Wireless Services initiated a three-year accounts receivable securitization program. The securitization program will allow for up to $1.2 billion of financing, to be collateralized by subscriber trade accounts receivable. Under the program, AT&T Wireless Services can sell subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary of AT&T Wireless Services. The wholly owned subsidiary of AT&T Wireless Services would then sell an undivided interest in such receivables to an unrelated third-party financing entity. The financing is subject to program fees, payable monthly, based on the outstanding borrowed amount. There are currently no amounts outstanding under this financing arrangement. This financing arrangement is to be used for general corporate purposes, is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction.

AB CELLULAR HOLDING, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited — in thousands)

	For the		For the
	Nine Months Ended		Year Ended
	September 30		December 31

	2000	1999	1999

Revenues
Cellular service revenue	$1,005,023	$868,652	$1,279,438
Equipment revenue	105,370	93,819	138,721
Other revenue	6,083	11,904	16,675

Total revenue	1,116,476	974,375	1,434,834

Cost and expenses
Cost of cellular service	224,479	172,576	311,127
Cost of equipment	171,109	133,716	203,648
Operating, administrative and selling	350,686	352,332	504,843
Depreciation and amortization	239,552	192,293	266,666

Total costs and expenses	985,826	850,917	1,286,284

Operating income	130,650	123,458	148,550
Interest income	61,555	47,998	66,493
Loss on sale of assets	(2)	(7,436)	(14,560)
Minority interest expenses	(357)	(355)	(438)

Net income before taxes	191,846	163,665	200,045
Income tax provision	1,784	1,602	2,016

Net income	$190,062	$162,063	$198,029

The accompanying notes are an integral part of these consolidated financial statements.

AB CELLULAR HOLDING, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited — in thousands)

	At	At
	September 30,	December 31,
	2000	1999

ASSETS
Current assets
Cash and cash equivalents	$1,210,815	$1,239,293
Due from affiliates	56,424	53,397
Accounts receivable, less allowance of doubtful accounts of $15,363 and $15,826, respectively	214,216	161,575
Inventories	15,793	25,631
Prepaid expenses and other current assets	3,453	7,477

Total current assets	1,500,701	1,487,373

Property and equipment, less accumulated depreciation of $866,762 and $710,743, respectively	934,199	812,371
Other assets	10,897	3,112
Intangibles, less accumulated amortization of $171,897 and $104,972, respectively	2,415,596	2,482,762

Total assets	$4,861,393	$4,785,618

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities
Accounts payable	$112,744	$123,455
Due to affiliates	164,978	41,789
Other current liabilities	56,038	101,673

Total current liabilities	333,760	266,917

Other liabilities	1,976	1,534
Minority interest	3,148	3,068

Total other liabilities	5,124	4,602

Contingencies (Note 7)
Members’ capital
AT&T Wireless Services	2,515,192	2,510,515
BellSouth Cellular Corp.	2,007,317	2,003,584

Total members’ capital	4,522,509	4,514,099

Total liabilities and members’ capital	$4,861,393	$4,785,618

The accompanying notes are an integral part of these consolidated financial statements.

AB CELLULAR HOLDING, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

(Unaudited — in thousands)

		BellSouth	AT&T
		Cellular	Wireless
	Total	Corp.	Services

Balance at December 31, 1998	$4,443,680	$1,972,328	$2,471,352
Net income	162,063	71,932	90,131
Members’ distributions	(90,149)	(40,013)	(50,136)
Members’ contributions	30,438	755	29,683
Current period contributions receivable	(28,737)	—	(28,737)

Balance at September 30, 1999	$4,517,295	$2,005,002	$2,512,293

Balance at December 31, 1998	$4,443,680	$1,972,328	$2,471,352
Net income	198,029	87,895	110,134
Members’ distributions	(133,253)	(59,946)	(73,307)
Members’ contributions	49,816	4,545	45,271
Current period distribution payable	1,442	1,442	—
Current period contribution receivable	(45,615)	(2,680)	(42,935)

Balance at December 31, 1999	$4,514,099	$2,003,584	$2,510,515

Balance at December 31, 1999	$4,514,099	$2,003,584	$2,510,515
Net income	190,062	84,359	105,703
Members’ distributions	(184,941)	(83,915)	(101,026)
Members’ contributions	42,051	—	42,051
Current period distribution payable	3,289	3,289	—
Current period contribution receivable	(42,051)	—	(42,051)

Balance at September 30, 2000	$4,522,509	$2,007,317	$2,515,192

The accompanying notes are an integral part of these consolidated financial statements.

AB CELLULAR HOLDING, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — in thousands)

	For the		For the
	Nine Months Ended		Year Ended
	September 30,		December 31,

	2000	1999	1999

CASH PROVIDED BY OPERATIONS
Net income	$190,062	$162,063	$198,029
Adjustments to reconcile net income to net cash provided by operating activities
Loss on sale of assets	2	7,436	14,560
Depreciation and amortization	239,552	192,293	266,666
Inventory obsolescence	466	3,147	3,743
Minority interest	357	355	438
Provision for doubtful accounts	27,482	26,929	35,551
Changes in operating assets and liabilities
Restricted cash	—	—	38,819
Accounts receivable	(80,123)	(35,862)	(65,358)
Due from affiliates	(3,027)	(43,842)	(49,860)
Inventories	9,372	11,120	(1,148)
Prepaid expenses and other current assets	(3,769)	8,513	6,211
Accounts payable	18,017	40,874	(40,083)
Other current liabilities	(47,607)	(37,121)	—
Due to affiliates	123,165	26,286	40,850

Total cash provided by operations	473,949	362,191	448,418

CASH USED BY INVESTING ACTIVITIES
Capital expenditures and leasehold improvements	(320,818)	(178,740)	(260,846)
Proceeds from sale of property and equipment	296	213	394

Total cash used by investing activities	(320,522)	(178,527)	(260,452)

CASH USED BY FINANCING ACTIVITIES
Members’ contributions	—	1,701	4,201
Members’ distributions	(181,652)	(90,149)	(131,811)
Minority partner distribution	(253)	(253)	—

Total cash used by financing activities	(181,905)	(88,701)	(127,610)

Net (decrease)/increase in cash and cash equivalents	(28,478)	94,963	60,356
Cash and cash equivalents at beginning of period	1,239,293	1,178,937	1,178,937

Cash and cash equivalents at end of period	$1,210,815	$1,273,900	$1,239,293

The accompanying notes are an integral part of these consolidated financial statements.

AB CELLULAR HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise noted)
(Unaudited)

1.     Background and Basis of Presentation

     Description of Business

      AB Cellular Holding, LLC, a Delaware limited liability company (the “Company”), was formed on November 13, 1998 as a joint venture of BellSouth Cellular Corp. (“BLS”) and AT&T Wireless Services (“AWS”). Effective November 13, 1998, AWS and BLS contributed their respective equity interests in Los Angeles Cellular Telephone Company (“LACTC”) and Houston Cellular Telephone Company, LP (“HCTC”) into the Company. In addition, AWS contributed cash of approximately $1.1 billion to form the Company. This was not a merger, sale, or assignment. Control over the Company resides with a Member Committee which consists of four members, two of which are representatives of BLS and two of which are representatives of AWS. The interest in the limited liability company is effectively 44.385% for BLS and 55.615% for AWS.

      The Company was formed by the conversion of LACTC into a limited liability company under Delaware law, at which time the operation of LACTC became a division (the “L.A. Division”) of the Company. Under Delaware law, the form of any entity may change (from a general partnership to a limited liability company) but the entity remains the same and all rights of creditors and others against LACTC continue to exist against the Company. New creditors will be affected by the limitation of liability. Prior to November 13, 1998, BLS equity ownership interest was effectively 60.1% and AWS equity ownership interest was effectively 39.9%.

      The L.A. Division is engaged principally in the construction and operation of Domestic Public Cellular Radio Telecommunications Service in the Los Angeles, California area. Cellular services provided by the L.A. Division are regulated by the California Public Utilities Commission.

      The Company has a wholly owned consolidated subsidiary, L.A. Cellular Long Distance LLC, a limited liability company organized under the laws of Nevada. In addition, the Company has newly formed wholly owned subsidiaries of Houston Cellular Telephone Company, LP, Houston Cellular Holding Co., LLC and Wireless Telecommunications Investment Co., LLC.

     Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and present the operating results and financial position of the Company and its subsidiaries. Significant intercompany balances and transactions have been eliminated.

2.     Formation of Subsidiaries

     Formation of Houston Cellular Telephone Co., LP

      The Company’s wholly owned subsidiary, HCTC, was organized as a limited partnership under the laws of the State of Texas on October 5, 1998 for the purpose of building and operating the Domestic Public Cellular Radio Telecommunications Service in Houston, Texas. The assets and liabilities of HCTC at the date of formation were comprised of the assets and liabilities of Houston Cellular Telephone Company which was owned 43.75% by BLS and 56.25% by AWS. On November 13, 1998, Galveston Mobile Partnership merged into HCTC, and HCTC became the 87.3462% owner of Galveston Cellular Partnership (“GCP”).

      On November 13, 1998, the ownership interest in HCTC was revised, resulting in HCTC being 99% owned by the Company and 1% owned by Houston Cellular Holding Company, LLC (“HCHC”).

AB CELLULAR HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands unless otherwise noted)
(Unaudited)

     Formation of Houston Cellular Holding Co., LLC

      The Company’s wholly owned subsidiary, HCHC, was organized as a limited liability company under the laws of the State of Texas on October 2, 1998. On November 13, 1998, the Company contributed a 1% ownership interest in HCTC.

     Formation of Wireless Telecommunications Investment Co., LLC

      The Company’s wholly owned subsidiary, Wireless Telecommunications Investment Co., LLC (“WTIC”), was organized as a limited liability company under the laws of the State of Delaware on October 2, 1998.

3.     Significant Accounting Policies

     Management’s Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the Company’s opinion, the consolidated financial statements presented for interim periods include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and results of its operations and cash flows for those periods. Additionally, the results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

     Cash and Cash Equivalents

      Cash and cash equivalents consist of liquid investments with a maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates market value.

     Restricted Cash

      The California Public Utilities Commission (“CPUC”) created California High Cost Fund A & B (“CHCF”), a tax to subsidize the cost of phone services in higher cost areas, and California Teleconnect Fund (“TCF”), a tax to provide discounts in schools, libraries and hospitals on telecommunications usage. These surcharge taxes are collected from wireless subscribers and were held, including interest, by the Company until such time as the CPUC established a fund from which these assessments could be transferred. In November 1999, the CPUC established a fund and an assessment of $60,544, which was transferred, including interest accrued at the seven-day compound yield on taxable money market funds from February 1997.

     Inventory

      Inventory consists primarily of cellular phones and accessories held for resale stated at the lower of cost (first-in, first-out) or market. Losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

AB CELLULAR HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands unless otherwise noted)
(Unaudited)

     Property and Equipment

      Property and equipment is stated on the cost basis. Renewals and betterments that materially extend the life of an asset are capitalized, while maintenance and repair costs are charged to operations when incurred. Upon sale or disposal of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

      Computer software costs are capitalized or expensed in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

     Intangible Assets

      Intangible assets include customer lists, FCC licenses, and goodwill. Customer lists are amortized using the sum-of-the-years digit method. FCC licenses and goodwill are amortized using the straight-line method. The carrying value of intangible assets is periodically reviewed to determine whether such intangibles are fully recoverable from projected net cash flows of the related business units. The amortization periods being used for the intangibles represent the remaining years of their original estimated 40-year life at the formation of the Company.

     Valuation of Long-Lived Assets

      The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset as determined by quoted market prices when available, or the present value of the expected future cash flows.

     Revenue Recognition

      Revenues are recognized when earned. Access service and bundled service packages are billed monthly in advance and are recognized the following month when services are provided. Revenues for airtime usage are recognized monthly as services are provided.

      The revenue and related expenses associated with the sales of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer.

     Advertising

      Advertising costs are expensed as incurred. The advertising expense for the year ended December 31, 1999 was $44,592.

     Income Taxes

      The Company itself does not provide for federal income tax, as the Company is a limited liability company. The income and expenses are accordingly passed on to its members. Due to the consolidation of its subsidiaries which are required to file and pay federal and state income taxes, the financial statements reflect the application of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” for the applicable subsidiaries. In accordance with SFAS No. 109, the consolidated balance sheet reflects deferred tax balances associated with the anticipated tax impact of future income or deductions implicit in the consolidated balance sheet in the form of temporary differences. Temporary differences

AB CELLULAR HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands unless otherwise noted)
(Unaudited)

primarily result from the use of accelerated methods and shorter lives in computing depreciation for tax purposes.

     Risks and Uncertainties

      The Company participates in a volatile industry with a concentration of customers in two geographic areas that are characterized by industry-wide competition for market share resulting in aggressive pricing practices, continually changing customer demand patterns, growing competition and rapid technological development. The Company’s operating results could be adversely affected should the Company be unable to anticipate customer demand accurately, to maintain short design cycles while meeting evolving industry performance standards, to manage its product transitions and inventory levels, to distribute its products quickly in response to customer demand, to differentiate its products from those of its competitors, or to compete successfully in the market for its new products. Significant numbers of components are purchased from single sources due to technology, availability, price, quality, or other considerations.

      The Company provides cellular service and sells cellular telephones to a diversified group of customers within concentrated geographical areas. Credit evaluations of customers are performed by the Company, and collateral is generally not required. Credit related losses are provided for as estimated by the Company.

     Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101, which requires adoption by the end of fiscal year 2000, provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. The adoption of this statement on January 1, 2001 did not have a significant effect on its financial condition or results of operations.

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement on January 1, 2001 did not have a significant effect on its financial condition or results in operations.

4.     Property and Equipment

      Property and equipment is summarized as follows:

	Estimated
	Depreciable	As of
	Lives	December 31
	(In Years)	1999

Land and improvements	3-10	$41,762
Cellular equipment	7-10	1,217,738
Noncellular equipment	3-5	121,411
Other property, plant and equipment	3-5	70,542
Construction in progress		71,661

		1,523,114
Less: Accumulated depreciation		(710,743)

Property and equipment, net		$812,371

AB CELLULAR HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands unless otherwise noted)
(Unaudited)

5.     Intangible Assets

      Intangible assets are summarized as follows:

	Estimated
	Amortizable	As of
	Lives	December 31
	(In Years)	1999

Goodwill	25-30	$316,534
Licenses	30-35	2,245,094
Customer lists	5	26,106

		2,587,734
Less: Accumulated amortization		(104,972)

Intangibles, net		$2,482,762

6.	Other Current Liabilities

      Other current liabilities are summarized as follows:

As of
December 31,
1999

Accrued benefits	$48,678
Accrued taxes	5,470
Commissions payable	5,110
Deferred income	12,081
Other	30,334

$101,673

7.	Commitments and Contingencies

Lease Commitments

      During the period ended December 31, 1999, the Company leased office space, retail store locations, cell sites, and certain equipment. Several of these leases contained fixed escalation clauses. Rent expense for these leases has been calculated on a straight-line basis over the term of the leases. Total rent expense under these leases was $32,960 during the year ended December 31, 1999.

      Future minimum rental payments required under operating leases for primarily real estate having initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999 are as follows:

2000	$30,950
2001	23,644
2002	17,973
2003	13,146
2004	10,206
Thereafter	56,136

$152,055

AB CELLULAR HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands unless otherwise noted)
(Unaudited)

      The real estate leases permit renewals at various intervals with provisions for increased rentals of each renewal.

Contingencies

      The Company is currently named as a defendant in the class actions of Garabedian, et al. vs. LASMSA Limited Partnership, et al., Richard W. Thomas v. Los Angeles Cellular Telephone Company, et al. and Eurus Cady v. Los Angeles Cellular Corp., all which seek damages for alleged conspiracy to fix prices of retail and wholesale service. The Orange County Superior Court approved a settlement and entered a final judgment on May 20, 1998. The L.A. Division has recorded a liability of $8,300 as of September 30, 2000 and December 31, 1999 based upon the final judgment referenced above. Three objectors to the settlement have appealed the judgment.

      The Company and its subsidiaries are a party to various legal proceedings of a nature considered normal to its business. The Company believes it has adequate legal defenses with respect to each of the suits and intends to vigorously defend against the actions. However, it is reasonably possible that these cases could result in outcomes unfavorable to the Company. The Company currently believes that the amount of the ultimate probable loss would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8.	Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Accounts receivable and accounts payable — The carrying amount is a reasonable estimate of fair value because of the short maturity of these instruments.

9.	Benefits Plans

      The Company sponsors defined contribution 401(k) and profit sharing plans in which substantially all employees are eligible to participate upon completion of six months of service. The 401(k) plan permits eligible employees to contribute a portion of their basic compensation to the plan on a before tax basis. The Company makes matching contributions equal to 100% of employee before-tax contributions up to 2% of their basic compensation, and 50% of employee before-tax contributions up to 6%. The Company’s matching contributions charged to expense amounted to $3,685 for the year ended December 31, 1999.

      The profit-sharing plan allows the Company to make an annual discretionary profit-sharing contribution based on the Company’s overall performance and profitability. Qualified employees receive a percentage of their eligible annual earnings paid in one single contribution after the fiscal year end. The Company elected to make a discretionary profit sharing contribution of $4,371 for the year ended December 31, 1999.

      In January 1997, HCTC provided a phantom stock option plan (the “Plan”) for officers, directors and certain employees. The Plan required that 50% of the value of the option award be provided in AT&T Corporation (“AT&T”) stock units and 50% of the value be issued in BellSouth Corporation (“BLS”) stock units. In January 1997, the Plan, which vests over a period of three years, provided 29,000 and 58,000 of AT&T and BLS stock units, respectively.

      In January 1998, the Plan provided 42,750 and 85,500 of AT&T and BLS stock units, respectively, which also vest over a period of three years. The shares have been adjusted for stock splits.

AB CELLULAR HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands unless otherwise noted)
(Unaudited)

      In 1998, LACTC issued a total of 485 AT&T and BLS phantom stock (“PS”) options of which 259 were effective January 1, 1998 and 226 were effective January 1, 1997 (as adjusted for stock splits). In 1999, no PS options were issued. The PS options vest over a period of three years. Employees may exercise their options upon vesting for up to five years after the date of grant. Upon exercise, participants are paid based on the excess of the New York Stock Exchange’s previous day closing price over the grant option price.

      Total employee benefit costs related to the HCTC and L.A. Division’s phantom stock options were $4,205 which were incurred and expensed during the year ended December 31, 1999.

      HCTC established an employee bonus plan based on the Company achieving its objectives for business drivers such as revenues, net income, customer satisfaction, and churn, as well as employees achieving at least a 2.00 rating on their individual annual performance review. Each employee’s bonus opportunity is equal to a fixed percentage of his/her annual base salary, for which the percentage is determined, based on the employee’s position grade. The plan is available to all regular full-time employees and those part-time employees regularly scheduled to work at least 20 hours per week. Payment of bonuses are made after the fiscal year end and after the performance review process, with the exception of directors and officers for which payments are made on a quarterly basis. The Company’s bonus expenses were approximately $2,819 for the year ended December 31, 1999.

      HCTC has a deferred compensation plan which provides certain eligible employees a deferred cash payment which is earned after a specified period of continuous service since the award date. The deferred compensation is accrued but unfunded, and amounted to approximately $752 as of December 31, 1999.

10.	Related Party Transactions

      The Company purchases equipment and services from organizations that are affiliated with the Company. Such equipment purchases amounted to $122,152 and $75,453, respectively, and the purchases of such services amounted to $139,162 and $59,010 during the nine months ended September 30, 2000 and 1999, respectively. Such equipment purchases amounted to $130,294 and the purchases of such services amounted to $81,683, during the year ended December 31, 1999. Accounts payable to these related parties were $164,978 and $41,789 at September 30, 2000 and December 31, 1999, respectively.

      In addition, the Company provides cellular service to these related parties. Revenues from these services amounted to $86,492 and $83,405 for the nine months ended September 30, 2000 and 1999, respectively, and $107,677 for the year ended December 31, 1999. Accounts receivable from these related parties were $56,424 and $53,397 at September 30, 2000 and December 31, 1999, respectively.

      The Company has also entered into an agreement with its members whereby the member responsible for the management of a division of the Company is committed to make contributions to or receive distributions from the Company for the deficiency or excess of certain quarterly financial targets. Total contributions from the members related to these agreements were $42,051 and $30,438 for the nine months ended September 30, 2000 and 1999, respectively, of which $87,666 and $28,737 were receivable at September 30, 2000 and 1999, respectively. Total contributions from the members related to these agreements for the year ended December 31, 1999 were $47,315, of which $45,615 was unpaid at December 31, 1999. Total distributions recorded to members related to these agreements were $3,289 and $0 for the nine months ended September 30, 2000 and 1999, respectively, which were payable at September 30, 2000 and 1999, respectively. Total distributions recorded to members related to these agreements for the year ended December 31, 1999 were $1,442, which were payable at December 31, 1999.

AB CELLULAR HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands unless otherwise noted)
(Unaudited)

11.	Deferred Income Taxes

      Significant components of the deferred tax assets and liabilities as of December 31, 1999 are as follows:

Deferred tax liability
Property, plant and equipment	$(1,532)

Total deferred tax liability	(1,532)

Deferred tax assets
Allowance for doubtful accounts	40

Total deferred tax assets	40

Net deferred tax liability	$(1,492)

      For the year ended December 31, 1999, $1,750 in federal income tax was paid for GCP.

12.	Subsequent Events

      During 1999, the Los Angeles operating division was audited by the City of Los Angeles, relating to claims that the Los Angeles operating division failed to collect utility user taxes from residents in various Los Angeles communities between September 1995 and the present. On April 24, 2000, an official assessment, including interest and penalties, was made in the amount of $7,450. In February 2001, the city administrative panel of the City of Los Angeles affirmed the city auditor’s assessment relating to the alleged underpayment of taxes by the Los Angeles operating division. As a result, the Company must pay $8,141 to the City of Los Angeles. The Company has paid the entire assessment in March 2001, and it will seek a hearing for reversal or a refund of a portion of the assessment.

      In December 2000, BLS exercised its option to redeem AWS’s 55.615% interest in the Company as part of the joint venture agreement described in Note 1, by distributing to AWS the L.A. Division cellular business. As of December 31, 2000, BLS held the remaining assets of the Company.

      In early 2001, BLS contributed its interest in the Company to Cingular Wireless LLC, a joint venture of BellSouth and SBC Communications.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of AT&T Wireless Services, Inc.

      Our audits of the consolidated financial statements referred to in our report dated January 29, 2002, except for Note 20, as to which the date is March 7, 2002, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index appearing under Item 8. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

January 29, 2002

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Col. A	Col. B	Col. C	Col. D		Col. E

	Balance at	Charged to			Balance
	Beginning	Costs and			at End
Description	of Period	Expenses	Deductions		of Period

Year 2001
Allowances for doubtful accounts	$193	$573	$(527	)(a)	$239
Accrued disposal costs for discontinued operations	$—	$258	$(30	)(b)	$228

Year 2000
Allowances for doubtful accounts	$130	$314	$(251	)(a)	$193

Year 1999
Allowances for doubtful accounts	$74	$200	$(144	)(a)	$130

(a)	Amounts written off as uncollectible, net of recoveries.

(b)	Represents operational losses and contractual commitments associated with the fixed wireless business for the period from the measurement date through December 31, 2001.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Executive Officers and Directors of the Company

      The executive officers of the Company as of March 22, 2002, are as follows:

      John D. Zeglis is our Chairman of the Board, Chief Executive Officer and President. He has been Chief Executive Officer of our business since 1999, and our Chairman and President since 2001. From 1997 to 1999, Mr. Zeglis served as President of AT&T, and from June to November 1997, he served as its Vice Chairman. He was AT&T’s Senior Executive Vice President and General Counsel from 1996 to 1997. Mr. Zeglis is a director of Helmerich and Payne Inc. and Georgia-Pacific Corporation. Mr. Zeglis is 54 years old.

      Mohan S. Gyani is our President of AT&T Mobility Services, and also is an Executive Vice President, positions he has held since 2001. He was President and Chief Executive Officer, AT&T Wireless Group from 2000 to 2001. From 1995 to 1999, Mr. Gyani served as Executive Vice President and Chief Financial Officer of Airtouch Communications (now part of Vodafone Group), a wireless communications provider. Mr. Gyani is 50 years old.

      Michael G. Keith is our President of AT&T Wireless TeleCorp PCS, a position he has held since March 2002. Prior to that he was President, AT&T Fixed Wireless Services, a position he held since 1999. He also is one of our Executive Vice Presidents, a position he has held since 2001. From 1998 to 1999, Mr. Keith served as President, AT&T Business Services. Prior to that, he was Vice President & General Manager, AT&T Global Services from 1997 to 1998 and Vice President and General Manager, AT&T Business Customer Care from 1996 to 1997. Mr. Keith is 53 years old.

      Jordan M. Roderick is our President, International, and one of our Executive Vice Presidents, positions he has held since 2000. From 1998 to 2000, Mr. Roderick served as Executive Vice President, Wireless Technology and Products. He was Executive Vice President, National Operations, in 1997 and prior to that served as President, Messaging Division, in 1996. Mr. Roderick is 44 years old.

      Andre Dahan is our President of Mobile Multimedia Services, and also is one of our Executive Vice Presidents, positions he has held since 2001, Mr. Dahan previously served as one of our Senior Vice Presidents in 2001. From 2000 to 2001, Mr. Dahan served as Senior Vice President, Electronic Commerce of The Dun & Bradstreet Corporation, a worldwide provider of business information and related decision-support services, and from 1999 to 2001, served as President of eccelerate.com, Inc. (a subsidiary of Dun & Bradstreet). Prior to that, he served as President of Dun & Bradstreet, North America and Global Accounts, from 1999 to 2000, and as President of Dun & Bradstreet U.S. from 1997 to 1999. From 1996 to 1997, Mr. Dahan was Senior Vice President of Worldwide Operations of Sequent Computer Systems, Inc., a provider of high- and mid-range servers and related products. Mr. Dahan is 53 years old.

      Robert H. Johnson is our Executive Vice President of National Wireless Operations, a position he has held since 1999. In 1999, Mr. Johnson also served as Senior Vice President, National Markets. Prior to that, he was President, Western Region in 1998, and from 1996 to 1998 was President, Aviation Communications Division. Mr. Johnson is 47 years old.

      Adele Ambrose is our Executive Vice President of Public Relations and Investor Communications, a position she has held since 2001. Prior to that, she served as Vice President, Public Relations of AT&T, from 1997 to 2001. Prior to 1997, Ms. Ambrose served in various capacities at AT&T, including a number of senior management positions. Ms. Ambrose is 45 years old.

      Joseph McCabe Jr. is our Chief Financial Officer and one of our Executive Vice Presidents, positions he has held since 2001. From 1999 to 2001, Mr. McCabe served as Vice President and Chief Financial Officer. From 1997 to 1999, Mr. McCabe served as Vice President and Chief Financial Officer, AT&T Consumer,

Local Services and AT&T Wireless Services. Prior to that he served as Vice President and Chief Financial Officer, International Operations of AT&T, from 1996 to 1997. Mr. McCabe is 51 years old.

      G. Michael Sievert is our Executive Vice President of Marketing, a position he has held since joining the Company in March 2002. Prior to joining the Company, Mr. Sievert served as Chief Global Marketing and Sales Officer from 2000 to 2001, Vice President and General Manager, Consumer Markets, from 1999 to 2000, and Vice President, Marketing, from 1998 to 1999, at E* Trade Group, Inc., a provider of online personal financial services. From 1996 to 1998, he was Program Director, Worldwide Product Market, Personal Systems Group, at International Business Machines Corporation (IBM), a provider of advanced information technology. Mr. Sievert is 32 years old.

      Michael R. Benson is our Chief Information Officer and one of our Executive Vice Presidents, positions he has held since 2000 and 2001, respectively. He previously served as one of our Senior Vice Presidents from 2000 to 2001. From 1998 to 2000, Mr. Benson served as Vice President, Retail and Distribution systems. Prior to that he was Vice President and Chief Information Officer, Messaging Division, from 1995 to 1998. Mr. Benson is 47 years old.

      Lewis M. Chakrin is our Executive Vice President, Corporate Strategy and Business Development, a position he has held since 2001. He previously served as our Senior Vice President and Chief Strategy Officer from 2000 to 2001. From 1998 to 2000, Mr. Chakrin served as Vice President, Product Management/ Consumer Services of AT&T. Prior to that he was Vice President, AT&T Strategic Business Development, from 1996 to 1998. Mr. Chakrin is 53 years old.

      William W. Hague is our Executive Vice President, International Roaming and Development, a position he has held since 2001. He previously served as our Senior Vice President, Business Development and Acquisition, from 1997 to 2001. From 1995 to 1997, Mr. Hague served as Vice President, Acquisitions and Corporate Development. Mr. Hague is 46 years old.

      Gregory P. Landis is our General Counsel, a position he has held since 1995, and also is our Corporate Secretary and one of our Executive Vice Presidents, positions he has held since 2001. From 1995 to 2001, he also served as one of our Senior Vice Presidents. Mr. Landis is 51 years old.

      D. Jane Marvin is our Executive Vice President, Human Resources, a position she has held since 2001. Prior to that, Ms. Marvin served as Executive Vice President of Human Resources for Covad Communications Group Inc., a high speed internet connection provider, from 1999 to 2001. Ms. Marvin served as Vice President, Human Resources for Ameritech, General Business Services from 1997 to 1999 and from 1995 to 1999 served as Director, Leadership and Executive Development for Ameritech Institute. Ms. Marvin is 43 years old.

      Roderick D. Nelson is our Chief Technology Officer and one of our Executive Vice Presidents, positions he has held since 1998 and 2001, respectively. He previously served as one of our Senior Vice Presidents from 1998 to 2001. From 1993 to 1998, Mr. Nelson served as Vice President, Technology Development. Mr. Nelson is 42 years old.

      Philip H. Osman is our Executive Vice President of Mobile Multimedia Services, a position he has held since 2001. In 2000, Mr. Osman served as Senior Vice President, Customer Platform Development, and later became our Senior Vice President and Chief Administrative Officer. In 1999, Mr. Osman served as Senior Vice President, Consumer Franchise Operations of AT&T, and Vice President, Consumer Services of AT&T, in 1998. Prior to that, he was Vice President, Business Planning and Operations of AT&T, from 1995 to 1997. Mr. Osman is 47 years old.

      Gregory L. Slemons is our Executive Vice President of Wireless Network Services, a position he has held since 2001. He previously served as our Senior Vice President, Wireless Network Services, from 1997 to 2001. Prior to that, Mr. Slemons served as Vice President, Technical Services, Central Region, from 1995 to 1997. Mr. Slemons is 48 years old.

      Other information called for by Part III, Item 10, involving the identification and election of directors, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 16, 2002, and is incorporated herein by reference.

Item 11.     Executive Compensation

      Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 16, 2002, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 16, 2002, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 16, 2002, and is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)     Documents filed as part of this Report:

(1)	Financial Statements — consolidated financial statements of AT&T Wireless Services, Inc. and subsidiaries as set forth under Item 8 of this Report.

           AT&T Wireless Services, Inc. and Subsidiaries

Report of Management

Report of Independent Accountants

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

           AB Cellular Holding, LLC

Unaudited Consolidated Statements of Income for the nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999

Unaudited Consolidated Balance Sheets at September 30, 2000 and December 31, 1999

Unaudited Consolidated Statements of Changes in Members’ Capital for the nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999

Unaudited Notes to Consolidated Financial Statements

      (2)     Financial Statement Schedule as set forth under Item 8 of this Report.

AT&T Wireless Services, Inc. and Subsidiaries

Report of Independent Accountants on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

      The independent accountants’ reports with respect to the financial statements and the financial statement schedule of AT&T Wireless Services, Inc. and subsidiaries appear on pages 69 and 120, respectively of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

(3)	Exhibits. See Exhibit Index.

(b)	Reports on Form 8-K:

(1)	Report on Form 8-K dated October 12, 2001, filed on October 12, 2001. The Company disclosed that it and a wholly-owned subsidiary of the Company entered into an agreement and plan of merger to acquire TeleCorp PCS, Inc.

(2)	Report on Form 8-K dated December 12, 2001, filed on December 21, 2001. The Company disclosed the approval of its Board of Directors to exit the Company’s fixed wireless business. The Report included pro forma financial statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AT&T WIRELESS SERVICES, INC.

Date: March 28, 2002	By: /s/ JOHN D. ZEGLIS ----------------------------------------------- John D. Zeglis Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 28th day of March, 2002.

Signature	Title

/s/ JOHN D. ZEGLIS John D. Zeglis	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ JOSEPH MCCABE JR. Joseph McCabe Jr.	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ WALTER Y. ELISHA Walter Y. Elisha	Director
/s/ DONALD V. FITES Donald V. Fites	Director
/s/ RALPH S. LARSEN Ralph S. Larsen	Director
/s/ JOHN W. MADIGAN John W. Madigan	Director
/s/ NOBUHARU ONO Nobuharu Ono	Director
/s/ WAYNE PERRY Wayne Perry	Director
/s/ A. BARRY RAND A. Barry Rand	Director
/s/ CAROLYN M. TICKNOR Carolyn M. Ticknor	Director

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Agreement and Plan of Merger by and among AT&T Wireless Services, Inc., TL Acquisition Corp., and TeleCorp PCS, Inc., dated as of October 7, 2001 (incorporated by reference to Exhibit 2.2 to Schedule 13D, Amendment No. 5, filed on October 9, 2001 by AT&T Wireless with respect to TeleCorp (Commission File No. 000-31941)).
3.1	Restated Certificate of Incorporation of the Registrant, as amended to date (filed as Exhibit 3.1 to Registration Statement on Form S-4 (Commission file No. 333-66592), filed August 2, 2001, and incorporated herein by reference).
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant (filed as Exhibit 3.2 to Registration Statement on Form S-4 (Commission File No. 333-66592), filed August 2, 2001).
3.3	Restated By-Laws of the Registrant, as amended to date.
4.1	Specimen certificate for shares of common stock, par value $0.01 per share, of the Registrant (filed as Exhibit 4.1 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 20, 2001, and incorporated herein by reference).
4.2	Specimen certificate for warrants of the Registrant (filed within Exhibit 10.10 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001, and incorporated herein by reference).
4.3	Specimen certificate for 7.350% Senior Notes due March 1, 2006, 7.875% Senior Notes due March 1, 2011 and 8.750% Senior Notes due March 1, 2031 (filed as Exhibit A within Exhibit 4.5 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001, and incorporated herein by reference).
4.4	Form of Preferred Stock Purchase Rights Agreement between AT&T Wireless Services, Inc. and Equiserve Trust Company, N.A., as rights agent (filed as Exhibit 4.4 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 20, 2001, and incorporated herein by reference).
4.5	Indenture, dated as of March 6, 2001, between AT&T Wireless Services, Inc. and The Bank of New York, as trustee (filed as Exhibit 4.5 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001, and incorporated herein by reference).
4.6	Form of Exchange Note due 2006 (filed as Exhibit 4.4 to Registration Statement on Form S-4 (Commission file No. 333-67068), filed August 8, 2001, and incorporated herein by reference).
4.7	Form of Exchange Note due 2011 (filed as Exhibit 4.5 to Registration Statement on Form S-4 (Commission file No. 333-67068), filed August 8, 2001, and incorporated herein by reference).
4.8	Form of Exchange Note due 2031 (filed as Exhibit 4.6 to Registration Statement on Form S-4 (Commission file No. 333-67068), filed August 8, 2001, and incorporated herein by reference).
10.1	Separation and Distribution Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (filed as Exhibit 10.1 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 21, 2001, and incorporated herein by reference).
10.2	Amended and Restated Tax Sharing Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (filed as Exhibit 10.2 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 21, 2001, and incorporated herein by reference).
10.3	Employee Benefits Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 7, 2001 (filed as Exhibit 10.3 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 21, 2001, and incorporated herein by reference).
10.4	Brand License Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (filed as Exhibit 10.4 to Registration Statement on Form S 1/ A (Commission file No. 333-59174), filed June 11, 2001, and incorporated herein by reference).
10.5	Agency and Referral Agreement by and among AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 5, 2001 (filed as Exhibit 10.5 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001, and incorporated herein by reference).

Exhibit
No.	Description

10.6	Intellectual Property Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., effective as of July 9, 2001 (filed as Exhibit 10.6 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001, and incorporated herein by reference).
10.7	AT&T Master Carrier Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc. (filed as Exhibit 10.7 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001, and incorporated herein by reference).
10.8	Registration Rights Agreement by and among AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (filed as Exhibit 10.8 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 21, 2001, and incorporated herein by reference).
10.9	Amended and Restated Investor Agreement by and among AT&T Corp., AT&T Wireless Services, Inc. and NTT DoCoMo, Inc., dated December 20, 2001 (filed as Exhibit 6 to Schedule 13D/A filed December 31, 2001 and by NTT DoCoMo, Inc. incorporated herein by reference).
10.10	Warrant Agreement by and among AT&T Wireless Services, Inc., NTT DoCoMo, Inc. and AT&T Corp. dated December 20, 2000 (filed as Exhibit 10.3 to the Current Report on Form 8-K for AT&T Corp. filed December 22, 2000 and incorporated herein by reference).
10.11	Registration Rights Agreement between AT&T Wireless Services, Inc., AT&T Corp. and the Initial Purchasers, dated March 1, 2001 (filed as Exhibit 10.11 to Registration Statement on Form S-1/A (Commission file No. 333-59174), filed June 11, 2001, and incorporated herein by reference).
10.12	Second Amended and Restated Limited Liability Company Agreement of Alaska Native Wireless, L.L.C. among AT&T Wireless PCS Interests, LLC, AT&T Wireless Services, Inc., Council Tree Alaska Native Wireless, L.L.C. and certain other parties, dated as of February 8, 2001.
10.13	AT&T Wireless Services, Inc. 2001 Long Term Incentive Plan (filed as Exhibit 99.1 to Registration Statement on Form S-8 (Commission file No. 333-64484), filed July 3, 2001, and incorporated herein by reference).
10.14	AT&T Wireless Services, Inc. Employee Stock Purchase Plan (filed as Exhibit 99.2 to Registration Statement on Form S-8 (Commission file No. 333-64484), filed July, 2001, and incorporated herein by reference).
10.15	AT&T Wireless Services, Inc. Adjustment Plan (filed as Exhibit 99.3 to Registration Statement on Form S-8 (Commission file No. 333-64484), filed July 3, 2001, and incorporated herein by reference).
10.16	Employment Agreement between AT&T Wireless Services, Inc. and Mohan S. Gyani, dated June 20, 2001 (filed as Exhibit 10.16 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 21, 2001, and incorporated herein by reference).
10.17	Agreement to Forego Compensation between AT&T Wireless Services, Inc. and Mohan S. Gyani, dated October 2, 2001.
10.18	Special Retention Agreement between AT&T Wireless Services, Inc. and Michael G. Keith, dated January 3, 2000 (filed as Exhibit 10.17 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001, and incorporated herein by reference).
10.19	Special Retention Agreement between AT&T Wireless Services and Robert H. Johnson, dated June 29, 2000 (filed as Exhibit 10.18 to Registration Statement on Form S-1/A (Commission file No. 333-59174), filed June 11, 2001, and incorporated herein by reference).
10.20	Form of Commercial Paper Dealer Agreements, each dated as of June 13, 2001, between AT&T Wireless Services, Inc. and each of five dealers (filed as Exhibit 10.19 to Registration Statement on Form S-1/A (Commission File No. 333-59174), filed June 20, 2001, and incorporated herein by reference).
10.21	Master Commercial Paper Note of the Registrant, dated June 13, 2001 (filed as Exhibit 10.20 to Registration Statement on Form S-1/A (Commission File No. 333-59174), filed June 20, 2001, and incorporated herein by reference).
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.