Form 10-Q
period 2002-03-31
AT&T WIRELESS SERVICES INC
filed 2002-05-09
CIK 1138234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________.

Commission File Number 1-16567

AT&T WIRELESS SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	91-1379052 (IRS Employer Identification No.)

7277 — 164TH AVENUE NE, BUILDING 1
REDMOND, WASHINGTON 98052
(Address of principal executive offices)

(425) 580-6000
(Registrant’s telephone number)

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

As of April 30, 2002, 2,706,225,710 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,

	2002	2001

REVENUE
Services	$3,355	$2,929
Equipment	256	281

Total revenue	3,611	3,210

OPERATING EXPENSES
Costs of services (excluding depreciation of $490 and $337 included below)	1,048	887
Costs of equipment sales	553	490
Selling, general and administrative	1,190	1,048
Depreciation and amortization	642	553

Total operating expenses	3,433	2,978

OPERATING INCOME	178	232
Other (expense) income	(21)	83
Interest expense	115	47

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NET EQUITY LOSSES FROM INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES	42	268
Provision for income taxes	16	113
Net equity losses from investments in unconsolidated subsidiaries, net of tax	(42)	(99)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(16)	56
Loss from operations of discontinued business (net of tax benefit of $35)	—	(56)
Gain on disposal of discontinued business (net of tax provision of $8)	12	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	12	(56)

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(4)	—
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (net of tax benefit of $4)	(6)	—
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (net of tax benefit of $103)	(166)	—

NET LOSS	(176)	—
Accretion of mandatorily redeemable preferred stock	2	—
Dividend requirements on preferred stock held by AT&T, net	—	42

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(178)	$(42)

(LOSS) INCOME PER BASIC AND DILUTED SHARE:
(Loss) income from continuing operations available to common shareholders	$(0.01)	$0.01
Income (loss) from discontinued operations	—	(0.03)
Extraordinary loss on early extinguishment of debt	—	—
Cumulative effect of change in accounting principle	(0.06)	—

Net loss available to common shareholders	$(0.07)	$(0.02)

WEIGHTED AVERAGE SHARES USED TO COMPUTE (LOSS) INCOME PER SHARE:
Basic	2,618	2,530
Diluted	2,618	2,532

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	AT	AT
	MARCH 31,	DECEMBER 31,
	2002	2001

ASSETS
Cash and cash equivalents	$1,584	$3,352
Accounts receivable, less allowances of $227 and $239	2,018	2,026
Inventories	312	307
Income tax receivable	269	210
Deferred income taxes	207	222
Prepaid expenses and other current assets	260	180

TOTAL CURRENT ASSETS	4,650	6,297

Property, plant and equipment, net of accumulated depreciation of $5,800 and $5,232	13,408	12,496
Licensing costs	14,971	13,100
Investments in and advances to unconsolidated subsidiaries	3,491	3,672
Goodwill	7,367	4,712
Other assets, net of accumulated amortization of $572 and $493	1,164	1,357
Assets of discontinued operations	34	88

TOTAL ASSETS	$45,085	$41,722

LIABILITIES
Accounts payable	$436	$1,035
Payroll and benefit-related liabilities	345	409
Due on demand notes payable	—	88
Other current liabilities	2,100	1,900

TOTAL CURRENT LIABILITIES	2,881	3,432
Long-term debt due to others	8,236	6,617
Deferred income taxes	3,967	4,352
Other long-term liabilities	269	330

TOTAL LIABILITIES	15,353	14,731

COMMITMENTS AND CONTINGENCIES (NOTES (h) AND (i))
MINORITY INTEREST	132	46
MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value, 1,000 shares authorized, .233 shares issued and outstanding ($260 liquidation value)	136	—
MANDATORILY REDEEMABLE COMMON STOCK, $0.01 par value, 406 shares issued and outstanding ($10,275 redemption value)	7,664	7,664
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 10,000 shares authorized, 2,299 and 2,125 shares outstanding, excluding 46 treasury shares at March 31, 2002	23	21
Additional paid-in capital	23,197	20,515
Accumulated deficit	(1,328)	(1,150)
Accumulated other comprehensive loss	(92)	(105)

TOTAL SHAREHOLDERS’ EQUITY	21,800	19,281

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,085	$41,722

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(UNAUDITED)

						ACCUMULATED	TOTAL
	COMMON		ADDITIONAL		SHAREHOLDERS'	OTHER	SHARE-
	SHARES	COMMON	PAID-IN	ACCUMULATED	NET	COMPREHENSIVE	HOLDERS'
	OUTSTANDING	STOCK	CAPITAL	DEFICIT	INVESTMENT	(LOSS) INCOME	EQUITY

Balance at December 31, 2001	2,125	$21	$20,515	$(1,150)	$—	$(105)	$19,281
Net loss available to common shareholders				(178)			(178)
Issuance of AT&T Wireless Services common stock for TeleCorp PCS, Inc. acquisition, excluding 46 treasury shares	146	2	2,280				2,282
Proceeds from AT&T Wireless Services common stock issued to DoCoMo	27		382				382
Proceeds from AT&T Wireless Services common stock issued for employee plans	1		20				20
Other comprehensive income						13	13

Balance at March 31, 2002	2,299	$23	$23,197	$(1,328)	$—	$(92)	$21,800

Balance at December 31, 2000	2,123	$—	$—	$—	$21,885	$(8)	$21,877
Net loss available to common shareholders					(42)		(42)
Proceeds attributed from DoCoMo investment, net of costs					6,141		6,141
Proceeds from AT&T Wireless Group tracking stock shares issued for employee plans					31		31
Other comprehensive loss						(70)	(70)

Balance at March 31, 2001	2,123	$—	$—	$—	$28,015	$(78)	$27,937

	FOR THE THREE MONTHS
	ENDED MARCH 31,

	2002	2001

SUMMARY OF TOTAL COMPREHENSIVE (LOSS) INCOME:
Net loss	$(176)	$—
Net revaluation of investments (net of tax of $13)	20	—
Net revaluation of financial instruments (net of taxes of $2 and $(41))	4	(70)
Net foreign currency translation adjustments (net of tax of $(7))	(11)	—

TOTAL COMPREHENSIVE LOSS	$(163)	$(70)

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(176)	$—
Deduct: Income (loss) from discontinued operations	12	(56)

Net (loss) income, excluding discontinued operations	(188)	56
Adjustments to reconcile net (loss) income, excluding discontinued operations, to net cash provided by operating activities of continuing operations:
Extraordinary loss on early extinguishment of debt, net of tax	6	—
Cumulative effect of change in accounting principle, net of tax	166	—
Loss from impairment of investment in unconsolidated subsidiary	57	—
Depreciation and amortization	642	553
Deferred income taxes	(31)	78
Net equity losses from investments in unconsolidated subsidiaries	44	90
Minority interests in consolidated subsidiaries	(2)	(4)
Provision for uncollectible receivables	159	147
Increase in accounts receivable	(53)	(82)
Decrease (increase) in inventories	43	(27)
Decrease in accounts payable	(210)	(25)
Net change in other operating assets and liabilities	(479)	(107)

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	154	679
INVESTING ACTIVITIES
Net increase in note receivable from AT&T	—	(10,588)
Capital expenditures and other additions	(1,031)	(1,277)
Net acquisitions of licenses	(35)	(35)
Distributions and sales of unconsolidated subsidiaries	3	2
Contributions, advances and purchases of unconsolidated subsidiaries	(383)	(637)
Net acquisitions of businesses including cash acquired	230	—
Issuance of long-term note receivable from unconsolidated subsidiary	(100)	—
Refund of deposit on long-lived assets	—	150

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(1,316)	(12,385)
FINANCING ACTIVITIES
Decrease in debt due to AT&T	—	(638)
Repayment of long-term debt due to others	(978)	—
Proceeds from issuance of long-term debt to others, net of issuance costs	—	6,345
Proceeds attributed from DoCoMo investment, net of costs	—	6,141
Proceeds from AT&T Wireless Services common stock and AT&T Wireless
Group tracking stock issued, and other financing activities	405	30
Dividend requirements on preferred stock held by AT&T, net	—	(42)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(573)	11,836
NET CASH USED IN DISCONTINUED OPERATIONS	(33)	(158)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,768)	(28)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,352	62

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,584	$34

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, UNLESS OTHERWISE NOTED)
(UNAUDITED)

(a) BACKGROUND AND BASIS OF PRESENTATION

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

BASIS OF PRESENTATION EFFECTIVE WITH THE SPLIT-OFF

     The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated condensed financial statements reflect the results of operations, financial position, changes in shareholders’ equity and cash flows of AT&T Wireless Services as if it were a separate entity for all periods presented and are in conformity with accounting principles generally accepted in the United States of America.

     The consolidated condensed financial statements reflect the assets, liabilities, revenue and expenses directly attributable to AT&T Wireless Services. The assets and liabilities included represent the assets and liabilities which have been transferred to AT&T Wireless Services in accordance with the separation and distribution agreement between AT&T and AT&T Wireless Services. Prior to the split-off on July 9, 2001, substantially all of the assets and liabilities represented by AT&T Wireless Group were transferred to

AT&T Wireless Services. AT&T Wireless Services has treated these transfers in a manner similar to a pooling of interests and has assumed these transfers were completed in historical periods by the legal entity AT&T Wireless Services. The consolidated condensed financial statements for the periods prior to the split-off include allocations deemed reasonable by management to present the results of operations, financial position and cash flows of AT&T Wireless Services as a separate entity and are not necessarily indicative of those that would have been incurred on a stand-alone basis for those periods presented. Additionally, the consolidated results for the interim periods presented are not indicative of results for the full year. These consolidated condensed financial statements should be read in conjunction with AT&T Wireless Services’ consolidated financial statements for the three years ended December 31, 2001, included in Form 10K filed by AT&T Wireless Services on March 28, 2002.

(b) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 142

     Effective January 1, 2002, AT&T Wireless Services adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Effective with the adoption of this standard, AT&T Wireless Services is no longer amortizing goodwill, including excess net book value associated with equity method investments. Additionally, AT&T Wireless Services is no longer amortizing licensing costs, as licensing costs are deemed to be intangible assets that have indefinite lives. Upon adoption of this standard, AT&T Wireless Services completed a transitional impairment test for both its goodwill and licensing costs and determined that there were no impairments to be recorded. AT&T Wireless Services used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests. On a prospective basis, AT&T Wireless Services is required to test both goodwill and other indefinite-lived intangible assets, including licensing costs, for impairment on an annual basis based upon a fair value approach.

     The following table provides a reconciliation of the reported net loss available to common shareholders to an adjusted (loss) income before extraordinary item and cumulative effect of change in accounting principle and basic and diluted earnings per share assuming that SFAS No. 142 had been applied as of January 1, 2001:

	For the Three Months
	Ended March 31,

	2002	2001

Reported net loss available to common shareholders	$(178)	$(42)
Accretion of mandatorily redeemable preferred stock	2	—
Dividend requirements on preferred stock held by AT&T, net	—	42

Net loss	(176)	—
Cumulative effect of change in accounting principle, net of tax	(166)	—
Extraordinary loss on early extinguishment of debt, net of tax	(6)	—

Reported loss before extraordinary item and cumulative effect of change in accounting principle	(4)	—
Add back amortization, net of tax:
Goodwill	—	25
Licensing costs	—	58
Excess net book value of equity method investments	—	7

Adjusted (loss) income before extraordinary item and cumulative effect of change in accounting principle	$(4)	$90

Basic and diluted earnings per share:
Reported net loss available to common shareholders	$(0.07)	$(0.02)
Accretion of mandatorily redeemable preferred stock	—	—
Dividend requirements on preferred stock held by AT&T, net	—	0.02

Net loss	(0.07)	—
Cumulative effect of change in accounting principle, net of tax	(0.06)	—
Extraordinary loss on early extinguishment of debt, net of tax	—	—

Reported loss before extraordinary item and cumulative effect of change in accounting principle	(0.01)	—
Add back amortization, net of tax:
Goodwill	—	0.01
Licensing costs	—	0.02
Excess net book value of equity method investments	—	—

Adjusted (loss) income before extraordinary item and cumulative effect of change in accounting principle	$(0.01)	$0.03

     The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

Balance as of December 31, 2001	$4,712
Goodwill acquired during the quarter	2,655

Balance as of March 31, 2002	$7,367

     Amortizable intangible assets at March 31, 2002 consisted of customer lists of $674, net of accumulated amortization of $265. Customer lists are being amortized on a straight-line basis over five years. In accordance with the adoption of SFAS No. 142, AT&T Wireless Services re-assessed the useful life of its customer lists and determined that they continue to be appropriate. Pre-tax amortization expense associated with customer lists for the three months ended March 31, 2002 totaled $25. The aggregate pre-tax amortization expense associated with customer lists for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 are estimated to be $113, $113, $107, $80 and $19, respectively. Intangible assets with indefinite lives at March 31, 2002 consisted of licensing costs of $14,971.

     AT&T Wireless Services recorded a cumulative effect of change in accounting principle of $166, net of tax, associated with its portion of transitional impairment losses recognized by its equity method investments upon adoption of SFAS No. 142. The losses recognized by its equity method investments included $159, net of tax, associated with impairment of licensing costs and $7, net of tax, associated with a goodwill impairment. The impairments of licensing costs were based upon the fair value of the licenses using discounted cash flow models as compared to the net book value of the licenses. The goodwill impairment was based upon market capitalization of the equity method investment relative to the net book value of the entity.

PROVISION FOR INCOME TAXES

     During the first quarter of 2002, AT&T Wireless Services changed its accounting for the calculation of the intraperiod income tax allocation. Effective for the three months ended March 31, 2002, AT&T Wireless Services estimated annual effective tax rates for continuing operations (excluding net equity earnings (losses) from investments in unconsolidated subsidiaries) and net equity losses from investments in unconsolidated subsidiaries separately. In prior years, AT&T Wireless Services had estimated one combined annual effective tax rate for continuing operations (including net equity earnings (losses) from investments in unconsolidated subsidiaries), then allocated a portion of the resulting tax provision to net equity earnings (losses) from investments in unconsolidated subsidiaries. This change has no impact to AT&T Wireless Services’ annual income tax provision or benefit; it merely impacts the allocation of the full year’s tax provision to interim periods. AT&T Wireless Services believes this change results in a more accurate estimate of the intraperiod allocation of the tax provision. Additionally, the effect of this change for the first quarter of 2002 was not material to AT&T Wireless Services’ results of operations.

VALUATION OF LONG-LIVED ASSETS

     Effective January 1, 2002, AT&T Wireless Services adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. AT&T Wireless Services’ adoption of this statement did not have a material impact on AT&T Wireless Services’ results of operations, financial position or cash flows.

RECLASSIFICATIONS AND RESTATEMENTS

     Certain reclassifications have been made to prior year amounts to conform with current year presentations. Prior year periods have been restated to reflect the results of the fixed wireless business as discontinued operations (see Note (c)).

(c) DISCONTINUED OPERATIONS

     In December 2001, AT&T Wireless Services finalized plans and received approval from its board of directors to exit the fixed wireless business. This decision resulted in a pre-tax charge during the fourth quarter of 2001 of $1.3 billion, reflecting a write-down of the assets and the impact of phased exit charges. AT&T Wireless Services anticipates that disposal of the fixed wireless business will be completed by mid-2002.

     In accordance with APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the consolidated condensed financial statements of AT&T Wireless Services have been restated to reflect the fixed wireless business as discontinued operations. Accordingly, the revenue, costs and expenses, assets and cash flows of the fixed wireless business have been excluded from the respective captions in the Consolidated Condensed Statements of Operations, Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Cash Flows and have been reported as “Income (loss) from discontinued operations,” net of applicable taxes; as “Assets of discontinued operations”; and as “Net cash used in discontinued operations” for all periods presented.

     Revenue for discontinued operations was $1 and $2 for the three months ended March 31, 2002 and 2001, respectively. Assets of discontinued operations were $34 and $88 at March 31, 2002 and December 31, 2001, respectively. Total assets at March 31, 2002, were primarily composed of licensing costs. The liabilities of the fixed wireless business were not reflected within discontinued operations as these liabilities have not been assumed by third parties. The loss on disposal of discontinued business recorded in the fourth quarter of 2001 included $74 for estimated pre-tax losses during the phase-out period, of which $43 was realized during the three months ended March 31, 2002.

     During the three months ended March 31, 2002, AT&T Wireless Services recorded an after-tax gain on disposal of the fixed wireless business totaling $12. This gain primarily included adjustments to the recoverability of assets of the fixed wireless business.

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

(d) EARNINGS PER SHARE (EPS)

     Basic EPS for AT&T Wireless Services has been computed by dividing (loss) income from continuing operations available to common shareholders, income (loss) from discontinued operations, extraordinary loss on early extinguishment of debt, cumulative effect of change in accounting principle, and net loss available to common shareholders, by the weighted average common shares outstanding for each period. (Loss) income from continuing operations available to common shareholders for each period includes (loss) income from continuing operations less accretion of mandatorily redeemable preferred stock and dividend requirements on preferred stock held by AT&T. Weighted average common shares outstanding for the three months ended March 31, 2001, assume that all of the shares outstanding effective with the split-off, including the 406 million common share equivalents issued to NTT DoCoMo Inc. (DoCoMo) in January 2001, were outstanding for that period.

     Diluted EPS for AT&T Wireless Services has been computed by dividing (loss) income from continuing operations available to common shareholders, income (loss) from discontinued operations, extraordinary loss on early extinguishment of debt, cumulative effect of change in accounting principle, and net loss available to common shareholders, by the weighted average common shares outstanding for each period, plus the effect of dilutive stock options, with the exception of the three months ended March 31, 2002, as the effect of stock options was considered to be anti-dilutive. The dilutive effect of stock options for the three months ended March 31, 2001, totaled 2 million. The effect of dilutive stock options was determined under the treasury stock method. As of March 31, 2002 and March 31, 2001, there were 217 million and 130 million, respectively, of AT&T Wireless Services common stock options outstanding as well as the 41.7 million common stock warrants issued to DoCoMo in January 2001, that were anti-dilutive, and therefore were not included in the calculation of diluted EPS.

(e) TELECORP PCS, INC. ACQUISITION

     On February 15, 2002, AT&T Wireless Services acquired the remaining 77% of TeleCorp PCS, Inc. (TeleCorp) that it did not previously own. The results of TeleCorp have been included in the consolidated condensed financial statements of AT&T Wireless Services since that date. As a result of the closing of the acquisition, AT&T Wireless Services no longer treats its previously owned interest in TeleCorp as an equity method investment. AT&T Wireless Services’ motivation for the purchase of TeleCorp was to increase its footprint in the United States where AT&T Wireless Services did not hold licenses through consolidated entities. TeleCorp provided wireless voice services, through 1900 megahertz licenses in portions of New England and the Midwestern and Southeastern United States, which complemented AT&T Wireless Services’ footprint of licenses and service territory in the United States.

     The acquisition of TeleCorp is being accounted for in accordance with SFAS No. 141, Business Combinations. The aggregate purchase price totaled $2,399 including $2,266 of AT&T Wireless Services common stock issued (146 million shares) and $133 of AT&T Wireless Services mandatorily redeemable preferred stock issued (233 thousand shares). In addition, 46 million common shares, which are held in treasury, were issued to a consolidated subsidiary of AT&T Wireless Services. AT&T Wireless Services also assumed $2,759 in debt. The value of the 146 million common shares issued was determined based upon the average market price of AT&T Wireless Services common stock over the 5-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the mandatorily redeemable preferred stock issued was based upon the present value of future discounted cash flows as of the acquisition date.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. AT&T Wireless Services is currently in the process of determining the fair value of the net property, plant and equipment acquired, and is in the process of obtaining a third-party valuation of the customer lists. As a result, AT&T Wireless Services may make further refinements to the allocation of the purchase price for these items, as well as certain operating accruals, including severance-related costs, in future periods.

Current assets	$397
Property, plant and equipment	807
Licensing costs	1,836
Goodwill	2,655
Customer lists	97
Long-term deferred tax asset	232
Other non-current assets	22

Total assets acquired	6,046
Current liabilities	425
Long-term debt	2,759
Other long-term liabilities	3

Total liabilities assumed	3,187
Other consideration	(460)

Net assets acquired	$2,399

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill will not be amortized, however will be tested for impairment using a fair value approach at least annually. None of the goodwill recorded is deductible for tax purposes. AT&T Wireless Services has determined that licensing costs qualify as having indefinite-useful lives and therefore, licensing costs will also not be amortized, but will be tested annually for impairment using a fair value approach. Customer lists will be amortized using a straight-line basis over five years, their estimated useful life. Other consideration associated with the acquisition included the following items: (1) $208 of AT&T Wireless Services’ non-consolidated investment balance which represented its 23% ownership interest in TeleCorp immediately prior to the acquisition; (2) $318 of notes receivable made to TeleCorp, including $100 made in January 2002, which, subsequent to the acquisition, were terminated; and (3) elimination of AT&T Wireless Services’ long-term and short-term liabilities totaling $66 associated with deferred brand revenue from TeleCorp which existed prior to the acquisition.

     The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2002 and 2001, assume the TeleCorp acquisition had been completed on January 1, 2001:

	For the Three Months
	Ended March 31,

	2002	2001

	(Unaudited)
Revenue	$3,696	$3,327
Loss from continuing operations	$(53)	$(10)
Loss from continuing operations available to common shareholders per share — basic and diluted	$(0.02)	$—
Net loss available to common shareholders	$(140)	$(113)
Net loss available to common shareholders per share — basic and diluted	$(0.05)	$(0.04)

     In conjunction with AT&T Wireless Services’ acquisition of TeleCorp, DoCoMo exercised its preemptive rights to acquire the maximum number of shares to which it was entitled to pursuant to the Investor Agreement between AT&T Wireless Services and DoCoMo. As a result, AT&T Wireless Services issued 26.7 million shares to DoCoMo in February 2002 and recorded cash proceeds of $382.

(f) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

     During the three months ended March 31, 2002, AT&T Wireless Services advanced an aggregate of $251 to Cascade Wireless, LLC an entity controlled by Wayne Perry, one of AT&T Wireless Services’ board members, pursuant to contractual obligations entered into prior to Mr. Perry joining AT&T Wireless Services' board. These proceeds were used to finance the acquisition from third parties of license spectrum that AT&T Wireless Services was not eligible to own, as well as to fund operating requirements of Cascade Wireless, LLC.

(g) LONG-TERM DEBT

     Additions to long-term debt due to others during the three months ended March 31, 2002, consisted of the following:

TeleCorp Wireless, Inc. 10 5/8% Senior Subordinated Notes:

     In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiary, TeleCorp Wireless, Inc., and recorded this debt at AT&T Wireless Services’ fair value as of the date of the TeleCorp acquisition. As of March 31, 2002, there was $492 of TeleCorp Wireless, Inc. 10 5/8% Senior Subordinated Notes outstanding. The notes have an aggregate principle amount of $450 and mature on July 15, 2010. The notes pay interest semiannually and require compliance with certain financial covenants. The notes are not collateralized and are subordinate to all of TeleCorp Wireless, Inc.’s existing and future senior debt, rank equally with all existing senior subordinated debt and rank senior to all existing and future subordinated debt. The notes are guaranteed by TeleCorp Wireless, Inc.’s wholly owned subsidiary, TeleCorp Communications, Inc. The notes are subject to optional redemption, allowing TeleCorp Wireless, Inc., on or after July 15, 2005, to redeem some or all of the notes together with accrued and unpaid interest at redemption prices. TeleCorp Wireless, Inc. also had the option until July 15, 2003, to redeem up to 35% of the original aggregate principal amount of these notes with the net proceeds of certain types of qualified equity offerings at a redemption price equal to 110.625% of the principal amount as long as at least 65% of the original aggregate principal amount of these notes remains outstanding immediately after redemption. In April 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35%, or $158 in aggregate principal amount at maturity of the TeleCorp Wireless, Inc. 10 5/8% Senior Subordinated Notes for $174.

TeleCorp Wireless, Inc. 11 5/8% Senior Subordinated Discount Notes:

     In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiary, TeleCorp Wireless, Inc. and recorded this debt at AT&T Wireless Services’ fair value as of the date of the TeleCorp acquisition. As of March 31, 2002, there was $489 of TeleCorp Wireless, Inc. 11 5/8% Senior Subordinated Discount Notes outstanding. The notes have an aggregate principle amount at maturity of $575 and mature on April 15, 2009, unless previously redeemed by TeleCorp Wireless, Inc. As interest accrues, it is added to the principal as an increase to interest expense and the carrying value of the notes until April 15, 2004. TeleCorp Wireless, Inc. will begin paying interest semiannually beginning October 15, 2004. The notes are not collateralized and are subordinate to all of TeleCorp Wireless, Inc.’s existing and future senior debt and rank equally with all other senior subordinated debt, and rank senior to all of TeleCorp Wireless, Inc.’s existing and future subordinated debt. The notes are guaranteed by TeleCorp Wireless, Inc.’s wholly owned subsidiary, TeleCorp Communications, Inc. The notes are subject to optional redemption, allowing TeleCorp Wireless, Inc., on or after April 15, 2004, to redeem some or all of the notes together with accrued and unpaid interest, if any, at the date of redemption. TeleCorp Wireless, Inc. also had the option until April 15, 2002, to redeem up to 35% of the original aggregate principal amount of these notes with the net cash proceeds of certain types of qualified equity offerings at a redemption price equal to 111.625% of the accreted value of the notes as of the date of redemption, as long as at least 65% of the original aggregate principal amount at maturity of these notes remains outstanding immediately after redemption. In March 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35%, or $201 in aggregate principal amount at maturity of the TeleCorp Wireless, Inc. outstanding notes for $179 in cash. The notes were redeemed in April 2002. As a result of this exercise, and the mutual contractual obligation it created from notification to the respective noteholders, AT&T Wireless Services, Inc. recorded a $6 after-tax extraordinary loss on early extinguishment of debt in its consolidated condensed statement of operations for the three months ended March 31, 2002. Additionally, the $179 was reclassified to current portion of long-term debt, and was included within other current liabilities as of March 31, 2002.

Tritel PCS, Inc. 10 3/8% Senior Subordinated Notes:

     In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiary, Tritel PCS, Inc. and recorded this debt at AT&T Wireless Services’ fair value as of the date of the TeleCorp acquisition. As of March 31, 2002, there was $492 of Tritel PCS, Inc. 10 3/8% Senior Subordinated Notes outstanding. The notes have an aggregate principle amount at maturity of $450 and mature on January 15, 2011. The notes pay interest semiannually and are subordinated in right to all future senior indebtedness of Tritel PCS, Inc. The notes are unconditionally guaranteed on a joint and several basis by Tritel PCS, Inc., and by its wholly owned subsidiaries Tritel Communications, Inc. and Tritel Finance, Inc. The notes are subject to optional redemption, restrictive covenants, an exchange offer, registration rights, and transfer restrictions. The optional redemption allows Tritel PCS, Inc., on or after January 15, 2006, to redeem some or all of the notes together with accrued and unpaid interest at redemption prices. Tritel PCS, Inc. has the option to redeem all, but not part of the notes, at any time at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to date of the redemption plus a make-whole premium based upon the present value of the remaining payments to be made on the notes. Tritel PCS, Inc. also had the option until January 15, 2004, to redeem up to 35% of the original aggregate principal amount of the notes with the net cash proceeds of certain types of qualified equity offerings at a redemption price equal to 110.375% of the accreted value of the notes as of the date of redemption, as long as at least 65% of the original aggregate principal amount at maturity of the notes remains outstanding immediately after redemption. In April 2002, Tritel PCS, Inc. exercised its option to redeem 35%, or $158 in aggregate principal amount at maturity, of the Tritel PCS, Inc. 10 3/8% Senior Subordinated Notes for $174.

Tritel PCS, Inc. 12 3/4% Senior Subordinated Discount Notes:

     In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiary, Tritel PCS, Inc. and recorded this debt at AT&T Wireless Services’ fair value as of the date of the TeleCorp acquisition. As of March 31, 2002, there was $313 of Tritel PCS, Inc. 12 3/4% Senior Subordinated Discount Notes outstanding. The notes have an aggregate principal amount of $372 maturing on May 15, 2009. As interest accrues, it is added to the principal as an increase to interest expense and the carrying value of the notes until May 15, 2004. Thereafter, Tritel PCS, Inc. will be required to pay interest semiannually at 12 3/4% per annum beginning on November 15, 2004. The notes are fully unconditionally guaranteed on a joint and several basis by Tritel PCS, Inc. and by Tritel Communications, Inc. and Tritel Finance, Inc. (the guarantors), both of which are wholly-owned subsidiaries of Tritel PCS. The notes are subordinated in right of payment to any future subordinated indebtedness of Tritel PCS, Inc. or the guarantors. The indenture governing the notes limits, among other things, Tritel PCS, Inc.’s ability to incur additional indebtedness, pay dividends, sell or exchange assets, repurchase its stock, or make investments. The notes are subject to optional redemption, allowing Tritel PCS, Inc., on or after May 15, 2004, to redeem some or all of the notes together with accrued and unpaid interest, if any, at redemption prices. Tritel PCS, Inc. also had the option until May 15, 2002, to redeem up to 35% of the original aggregate principal amount of these notes with the net cash proceeds of certain types of qualified equity offerings at a redemption price equal to 112.75% of the accreted value of the notes as of the date of redemption, as long as at least 65% of the original aggregate principal amount at maturity of these notes remains outstanding immediately after redemption. In April 2002, Tritel PCS, Inc. exercised its option to redeem 35%, or $130 in aggregate principal amount at maturity of the Tritel PCS, Inc. 12 3/4% Senior Subordinated Discount Notes for $115.

     Both TeleCorp Wireless, Inc. and Tritel PCS, Inc. are consolidated operating subsidiaries of AT&T Wireless Services. Provisions of the notes, described above, limit the use of cash and cash equivalents of each subsidiary to the operations of the subsidiary. At March 31, 2002, “Cash and cash equivalents” on the AT&T Wireless Services’ consolidated condensed balance sheets included $229 and $182 of cash and cash equivalents that are held by Telecorp Wireless, Inc. and Tritel PCS, Inc., respectively.

Accounts Receivable Securitization program:

     On March 1, 2002, AT&T Wireless Services initiated a three-year accounts receivable securitization program (the Program). The Program will allow for up to $1.2 billion of financing, to be collateralized by subscriber trade accounts receivable. Under the

Program, AT&T Wireless Services can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary of AT&T Wireless Services. The wholly owned subsidiary of AT&T Wireless Services would then sell an undivided interest in such receivables to an unrelated third-party financing entity. The financing is subject to program fees, payable monthly, based on the outstanding borrowed amount. This financing arrangement is to be used for general corporate purposes, is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the Program in the event that AT&T Wireless Services does not maintain a minimum credit rating associated with its Senior Notes. As of March 31, 2002, there were no amounts outstanding under this financing arrangement.

Renewal of Credit Facility:

     On March 15, 2002, AT&T Wireless Services renewed its $1.25 billion 364-day Competitive Advance and Revolving Credit Facility (the Facility). There were no material revisions to the original terms of the Facility except for a collateral increase of $500 to allow for the accounts receivable securitization program noted above. No amounts had been borrowed under the Facility as of March 31, 2002.

Repayment of Long-term debt:

     In addition to the TeleCorp Wireless, Inc. and Tritel PCS, Inc. Senior Subordinated Notes and Senior Subordinated Discount Notes, AT&T Wireless Services assumed debt of TeleCorp Wireless, Inc. and Tritel PCS, Inc. related to their Senior Credit Facilities, vendor financings and Federal Communications Commission debt. In February 2002, subsequent to the acquisition of TeleCorp, AT&T Wireless Services, Inc. purchased additional equity in TeleCorp to be utilized to repay outstanding debt obligations and interest rate swaps. TeleCorp contributed $955 in total to TeleCorp Wireless, Inc. and Tritel PCS, Inc. The contributions were subsequently utilized by TeleCorp Wireless, Inc. and Tritel PCS, Inc. to repay all amounts outstanding, including principal, interest and related fees, under their Senior Credit Facilities and Federal Communications Commission debt. TeleCorp Wireless, Inc. and Tritel PCS, Inc. repaid approximately $20 associated with the cancellation of interest rate swap agreements. In addition, AT&T Wireless Services repaid $53 of outstanding principal and interest of vendor financings owed by TeleCorp Wireless, Inc.

(h) COMMITMENTS

     During the first quarter of 2002, AT&T Wireless Services funded its $251 commitment for spectrum acquisitions and operational funding requirements of an equity method investment, fully satisfying this commitment as of March 31, 2002.

     AT&T Wireless Services has various purchase commitments for network equipment as well as handsets related to the development of its next-generation strategy. Those commitments totaled $1.4 billion as of March 31, 2002, with payments to be made between 2002 and 2004.

     Pursuant to the Investor Agreement between AT&T Wireless Services and DoCoMo, DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if AT&T Wireless Services fails to meet specified technological milestones, under certain circumstances. DoCoMo may require the repurchase of its investment, plus interest, if prior to June 30, 2004, AT&T Wireless Services abandons wideband code division multiple access as its primary technology for third-generation services, or if AT&T Wireless Services fails to launch services using universal mobile telecommunications systems (UMTS) in at least 13 of the top 50 U.S. markets, with certain specified exceptions.

     During November 2000, AT&T Wireless Services joined with others in the formation of a venture, Alaska Native Wireless (ANW), which participated in the Federal Communication Commission’s (FCC) Auction 35 of licensed spectrum in the 1900 megahertz band, which is used to provide wireless services. In January 2001, the auction was completed, and ANW was the high bidder on approximately $2.9 billion in licenses. AT&T Wireless Services has committed to fund $2.6 billion to ANW to fund ANW’s purchase of licenses. As of March 31, 2002, AT&T Wireless Services funded approximately $400 of the commitment through a combination of a non-controlling equity interest and debt securities of ANW. On March 4, 2002, the FCC granted to ANW some of the licenses on which it was the high bidder, which required the payment of $90 by ANW, which was funded by AT&T Wireless Services during the three months ended March 31, 2002. The remaining approximately $2.2 billion of additional funding will be made if and when the remaining licenses are granted, and will take the form of convertible and non-convertible notes of ANW. At the fifth anniversary of the first date on which licenses won in the auction were granted to ANW, and in addition to other means by which they may transfer their interests, the other owners of ANW have the right to require AT&T Wireless Services to purchase their equity interests. If this right were exercised five years after the initial license grant, which occurred in March 2002, the purchase price would be up to approximately $1.1 billion and would be payable, at AT&T Wireless Services’ option, in cash or marketable securities. The right to require AT&T Wireless Services to purchase these interests may be exercised before the five-year anniversary of the license grant if the conditions of certain FCC regulations restricting the free transferability of certain licenses offered in this auction are met earlier. If the right were exercised earlier, the purchase price would be calculated in generally the same way as if exercised at five years, except that a discount would be applied. In certain circumstances, if a winning bid of ANW is rejected or if any license granted to ANW is revoked, AT&T Wireless Services would be obligated to compensate other owners for making capital available to the venture. AT&T Wireless Services does not believe the amount of any such compensation, if it were required, would be material. In June 2001, a federal appeals court ruled that the FCC had acted improperly in repossessing from NextWave Telecom, Inc. most of the spectrum offered in the auction. The United States Supreme Court has ruled that it will hear an appeal of that decision. On April 29, 2002, ANW received a refund of $473 that previously had been submitted as part of the down payment for licenses that had not been awarded.

     In conjunction with the split-off from AT&T, AT&T Wireless Services entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, AT&T Wireless Services is required to purchase wholesale long-distance services it provides to its customers in an amount equal to its 2001 actual purchases for each of five years, beginning with the date of split-off. AT&T Wireless Services is required to pay AT&T any shortfall in cumulative usage at the rate of $0.01 per minute at the end of the five-year period. AT&T Wireless Services’ maximum commitment for this shortfall as of March 31, 2002, was approximately $446. AT&T Wireless Services is also required to purchase long-distance services associated with its administrative phone usage equal to $70 for each of three years following the split-off. As of March 31, 2002, AT&T Wireless Services had fulfilled all of the first year’s commitment under the agreement. In addition, AT&T Wireless Services is required to purchase certain network data services from AT&T in an amount equal to $41 for each of the three years following the split-off. AT&T Wireless Services had fulfilled all of the first year’s data commitment under the agreement as of March 31, 2002.

     AT&T Wireless Services has agreements with other wireless carriers regarding subscriber activity on other carriers’ wireless systems. These agreements establish general terms and charges for system usage, and in some cases also establish minimum usage requirements.

     AT&T Wireless Services has commitments with local exchange carriers for dedicated leased lines. The original terms of these commitments vary from month-to-month up to five years. AT&T Wireless Services incurred approximately $101 during the three months ended March 31, 2002 related to these dedicated transport commitments. AT&T Wireless Services also has various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are not significant individually, nor in the aggregate.

(i) CONTINGENCIES

     Several class action lawsuits have been filed asserting claims that AT&T Wireless Services collected charges for local government taxes from customers that were not properly subject to those charges. Many of these cases have been settled and have received court approval. In one case, the settlement has been challenged on appeal.

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

     Several class action lawsuits have been filed by shareholders of TeleCorp, challenging AT&T Wireless Services’ acquisition of TeleCorp (see Note (e)). The lawsuits allege that the consideration paid to TeleCorp shareholders was inadequate and allege conflicts of interest and breach of fiduciary duties by the directors of TeleCorp. Damages have not been specified, although the complaints seek injunctive relief to rescind the transaction.

     The ultimate outcome of these claims and actions cannot be predicted with certainty, and accordingly, the aggregate ultimate liability of AT&T Wireless Services under these claims and actions was not determinable at March 31, 2002. It is the opinion of AT&T Wireless Services’ management that it is not probable that the resolution of such lawsuits will have a material adverse impact on AT&T Wireless Services’ consolidated condensed financial statements.

     AT&T Wireless Services also is a defendant in other legal actions involving claims incidental to the normal conduct of the running of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Additionally, AT&T Wireless Services also makes routine filings with the FCC and state regulatory authorities, as well as state and local tax regulatory authorities. However, AT&T Wireless Services believes that the amounts that may be paid in these actions will not be material to its financial position, or to its results of operations or cash flows.

(j) RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. AT&T Wireless Services will be required to adopt this statement no later than January 1, 2003. AT&T Wireless Services is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, will now be used to classify those gains and losses. AT&T Wireless Services will be required to adopt the provisions of this statement related to the rescission of FASB Statement No. 4 no later than January 1, 2003. AT&T Wireless Services is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

(k) SUBSEQUENT EVENTS

     In the first quarter of 2002, AT&T Wireless Services entered into an agreement with Exelon Corp. to purchase the remaining 49% minority interest in the Philadelphia market. In addition, during the quarter Exelon Corp. made a capital contribution of demand notes in the net amount of $85 payable by AT&T Wireless Services to Exelon Corp., resulting in the due on demand notes payable being reclassified to minority interest as an equity contribution. The acquisition was completed on April 1, 2002, for $285 in cash. The acquisition of the remaining 49% interest was treated as a step-acquisition. The following table summarizes the estimated fair value step-up for the 49% of the assets acquired as of the date of the acquisition. AT&T Wireless Services is currently in the process of obtaining third-party valuations of the licensing costs and customer lists. As a result, AT&T Wireless Services may make further refinements to the allocation of the purchase price in future periods. Other consideration includes the reduction of the minority interest liability previously recorded by AT&T Wireless Services as this market was consolidated by AT&T Wireless Services prior to the acquisition of the remaining 49% interest.

Licensing costs	$129
Goodwill	41
Customer lists	31

Total assets acquired	$201
Other consideration	84

Net assets acquired	$285

     On April 16, 2002, AT&T Wireless Services completed a registered public offering of $3.0 billion of Senior Notes. The Senior Notes are unsecured, ranking equally with AT&T Wireless Services’ other unsecured indebtedness, with $250 maturing on April 18, 2005, $750 maturing on May 1, 2007, and $2.0 billion maturing on May 1, 2012. The notes pay interest at fixed rates ranging from 6.875% to 8.125% per annum, payable semiannually and include customary covenants.

     During April and May 2002, AT&T Wireless Services entered into interest rate swaps with a total notional value of $2.1 billion. On a semiannual basis, AT&T Wireless Services pays a floating rate of interest equal to the six month LIBOR plus a fixed spread and receives a fixed rate in return ranging from 6.875% to 8.125%. The swaps were entered into as hedges of the fair value of $300 of the 7.35% Senior Notes due March 2006, $250 of the 6.875% Senior Notes due April 2005, $750 of the 7.5% Senior Notes due May 2007, and $800 of the 8.125% Senior Notes due May 2012, and expire on the notes’ respective maturity dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying notes included elsewhere in this report. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below and those discussed elsewhere in this report and those discussed under “Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

OVERVIEW

     We are one of the largest wireless communications service providers in the U.S. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless services. As of March 31, 2002, we had 19.5 million consolidated subscribers. For the three months ended March 31, 2002, we had $3.6 billion of total consolidated revenues.

     We operate one of the largest U.S. digital wireless networks. As of March 31, 2002, we and our affiliates held 850 megahertz and 1900 megahertz licenses to provide wireless services covering approximately 99% of the U.S. population. As of that date, we and our affiliates held licenses covering approximately 88% of the U.S. population with at least 30 megahertz of wireless spectrum. At the same date, our networks and those of our affiliates operated in markets including over 78% of the U.S. population and in all 50 of the largest U.S. metropolitan areas. Ninety-nine percent of our markets operate on digital-based systems. We supplement our operations with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have operations. With these roaming agreements, we are able to offer customers wireless services covering over 95% of the U.S. population. We plan to continue to increase our coverage and the quality of our services by expanding our coverage area and the capacity of our network through new network construction, acquisitions, and affiliations and joint ventures with other wireless providers.

     We currently provide voice services principally over our network which uses time division multiple access, or TDMA, as its signal transmission technology. Through the first quarter of 2002, we also continued to deploy, as an overlay over our TDMA network, a separate network using signal transmission technology known as global system for mobile communications, or GSM, and general packet radio service, or GPRS, in markets representing approximately 60% of the U.S. population that is covered by our licenses. Our GSM/GPRS network is capable of carrying voice and data traffic.

SUMMARY OF FIRST QUARTER RESULTS

     During the first quarter of 2002, we continued to grow our business and execute on our strategic initiatives. We added 650 thousand net consolidated subscriber additions, and with the addition of over 800 thousand subscribers associated with the closing of our acquisition of TeleCorp PCS, Inc. in February 2002, we ended the quarter with 19.5 million consolidated subscribers, a 24.1% increase over the prior year quarter. Our strong net subscriber additions were fueled by the launch of our mLife brand campaign during the first quarter of 2002 and continued improvements to our churn rate. These subscriber additions represent many high quality customers, as we did not lower credit scoring to get them, we have not had to institute usage limit offers for high risk customers, and we have not changed the trajectory of our prepaid acquisitions, which still comprise a mid-single digit percentage of our subscriber base. Our churn rate for the first quarter of 2002 was 2.6%, down from 2.7% in the fourth quarter of 2001 and 3.0% in the first quarter of last year. The churn improvements can be attributed to company wide retention efforts that we began implementing during 2001, which continued into the first quarter of 2002. Included in these retention initiatives was a focused effort to migrate our existing postpaid customer base to more optimal calling plans based on their needs, often resulting in contract extensions.

     Total revenue for the first quarter was $3,611 million, 12.5% or slightly more than $400 million more than the first quarter of 2001. Our average revenue per user (ARPU) declined 5.8% versus the prior year quarter, driven by continued competitive pricing within the wireless industry and a relatively soft economy. Additionally, changes to customer usage patterns and the previously mentioned calling plan migrations have also impacted ARPU. We aim to stabilize ARPU over the balance of the year through several revenue enhancement programs which will be initiated throughout the remainder of 2002.

     EBITDA, defined as operating income excluding depreciation and amortization, grew to $820 million for the first quarter of 2002, up 4.5% versus the prior year quarter despite the decline in ARPU and significant advertising and promotion expenses associated with the launch of our mLife brand campaign. Cost reduction efforts, primarily related to our roaming costs, customer care-related and general and administrative expenses helped to grow our EBITDA. The cost of serving incumbent customers as measured by our cash cost per user (CCPU), declined to $30.90 for the first quarter of 2002, or 4% below the prior year quarter. This was the lowest CCPU for any quarter in our history. The cost of acquiring new subscribers as measured by cost per gross subscriber addition (CPGA), rose to $367 in the quarter ended March 31, 2002, compared to $327 for the quarter ended March 31, 2001. Approximately $24 of the current quarter CPGA was attributable to mLife launch expenses. Additionally, CPGA was impacted by the cost of front-end loading our acquisition program for 2002. We anticipate declining CPGA as the year unfolds through lower per unit commissions and equipment subsidies. The success of our revenue enhancement programs, along with our continued focus on cost reductions, will be necessary to offset the costs of continued growth in our customers’ minutes of use and allow us to grow EBITDA faster than revenues for 2002.

     Our GSM buildout and launch remain on schedule and on budget. GSM equipment is installed in over 60% of our footprint, while commercially operational in 20 major markets including two markets launched during 2002: Dallas-Fort Worth and San Diego. Further market launches will occur in the summer and extend into the second half of 2002 until the entire footprint is complete.

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

TELECORP PCS, INC. ACQUISITION

     On February 15, 2002, we acquired the 77% of TeleCorp PCS, Inc. (TeleCorp) that we did not already own by issuing approximately 146 million additional AT&T Wireless Services common shares and assuming a fair value of $2.5 billion in net debt and approximately $133 million in preferred securities. This transaction resulted in our adding consolidated markets covering a population base of approximately 30 million in 14 states and adding over 800 thousand consolidated subscribers as of the acquisition date.

     Simultaneously with the transaction closing, NTT DoCoMo purchased 26.7 million shares of AT&T Wireless Services common shares directly from us consistent with its rights to maintain an approximate 16% equity interest in us. The price per share was $14.28, which was the average price of AT&T Wireless Services common shares over the 30 trading days immediately preceding their election to purchase the shares. We received approximately $382 million in cash for the additional shares issued to NTT DoCoMo.

EXIT OF FIXED WIRELESS BUSINESS

     In December 2001, we finalized plans and received approval from our board of directors to exit the fixed wireless business. This decision resulted in a pre-tax charge of $1.3 billion during the fourth quarter of 2001, reflecting a write-down of the assets and the impact of phased exit charges. We continued to execute on our exit strategy during the first quarter of 2002, including the completion of the sale of certain fixed wireless assets to Netro Corporation (Netro), a company that is engaged in a business substantially different from our fixed wireless business. For $16 million in cash and 8.2 million shares of Netro common stock, Netro acquired a license to intellectual property, equipment and proprietary software assets. During the first quarter of 2002, we recorded an after-tax gain on disposal of discontinued operations of $12 million, which primarily included adjustments to the recoverability of assets. We anticipate that the disposal of the fixed wireless business will be completed by mid-2002.

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

CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying notes included elsewhere in the report and provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations for the three months ended March 31, 2002 and 2001, and financial condition as of March 31, 2002 and December 31, 2001. The quarter-over-quarter results comparison is affected by the closing of the TeleCorp acquisition on February 15, 2002. The results of TeleCorp have been included in our consolidated financial results since that date. The results of the fixed wireless business are discussed within “Loss per share from discontinued operations.” As a result of our discontinuation of the fixed wireless business, we operate in a single business segment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion and analysis is based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities, during the periods reported. Estimates are used when accounting for certain items such as unbilled revenues, allowance for doubtful accounts, sales and marketing programs and incentives, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments and intangible assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Additionally, estimates are used when recording the fair values of assets and liabilities assumed in a purchase business combination, such as our recently completed acquisition of TeleCorp. Further adjustments to the purchase price allocations may be made as additional information becomes available.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which provides accounting and reporting standards for acquired intangible assets. Under this statement, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least annually. Upon adoption, we were required to complete a transitional impairment test related to goodwill and other indefinite-lived intangible assets, including licensing costs, and recorded no impairment charge. Upon adoption of this standard, our equity method investments recorded impairments that resulted in charges to our operations totaling $166 million, after-tax, or $(0.06) per share. The charges have been recognized as a cumulative effect of a change in accounting principle.

     Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Our adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.

THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

Revenue

     Total revenue primarily includes revenue associated with wireless voice and data services and the sale of handsets and accessories to both customers and distributors. Services revenue primarily includes monthly recurring charges, airtime and toll usage charges, and roaming charges billed to both our customers and other wireless service providers. Services revenue is recognized based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. Amounts collected for services billed in advance of the service period are recorded as unearned revenue and are recognized when earned. Customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized over the estimated customer relationship period. Services revenue primarily comes from voice services. Revenue from data services has not been material in any of the periods presented, nor do we anticipate that revenue from data services will be material to our overall services revenue during

2002. Thereafter, we expect that revenues from wireless data services will increasingly contribute to our services revenue as a result of the increasing availability of GSM/GPRS across our network and the introduction of new data applications. Equipment revenue primarily comes from the sale of wireless handsets and accessories. We supply to our subscribers and distributors, a selection of handsets at competitive prices, which are generally offered at or below cost. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer or distributor, as this is considered to be a separate earnings process from the sale of wireless services.

     Total revenue increased 12.5% to $3,611 million for the three months ended March 31, 2002, compared with the three months ended March 31, 2001. This increase included revenue associated with TeleCorp subsequent to its acquisition on February 15, 2002.

     Services revenue for the three months ended March 31, 2002, was $3,355 million, an increase of $426 million, or 14.6%, compared with the three months ended March 31, 2001. Services revenue increased due to growth in the subscriber base, including the impact of subscribers acquired with the TeleCorp acquisition, which more than offset the effect of a decline in ARPU.

     As of March 31, 2002, we had 19.5 million consolidated subscribers, including subscribers acquired with TeleCorp, an increase of 24.1% compared with March 31, 2001. Of these 19.5 million subscribers, over 94% were digital subscribers, up from approximately 92% as of March 31, 2001. Net consolidated wireless subscriber additions in the quarter ended March 31, 2002, totaled 650 thousand, an 11.0% increase over the prior year quarter. Our average monthly churn rate for the quarter ended March 31, 2002, was 2.6%, down from 3.0% for the quarter ended March 31, 2001. The churn rate related to our postpaid customers for the quarter ended March 31, 2001, declined to 2.4%, down from 2.8% in the prior year quarter. Prepaid subscribers as of March 31, 2002, remained a mid-single digit percentage of the total consolidated subscriber base, similar to the prior year quarter. Total subscribers, including affiliate markets in which we do not own a controlling interest, were 21.4 million as of March 31, 2002, a 19.3% increase over the prior year.

     Our ARPU for the three months ended March 31, 2002, was $58.60, a decrease of 5.8% compared with the three months ended March 31, 2001. Our ARPU decline was primarily due to continuing competitive pricing, attracting a broader base of new customers and assisting existing customers to move to more optimal calling plans based on their needs. Despite the decline in ARPU, average minutes of use per subscriber increased for the quarter ended March 31, 2002, compared with the prior year quarter. Average minutes of use per subscriber were 430 for the first quarter of 2002 compared with 353 for the first quarter of 2001.

     Equipment revenue for the three months ended March 31, 2002, was $256 million, a decrease of $25 million, or 8.9%, compared with the three months ended March 31, 2001. The decline in equipment revenue is primarily due to a decrease in the average revenue per item, slightly offset by an increase in quantities sold in the first quarter of 2002 compared to the first quarter of 2001.

Costs of services

     Costs of services include the costs to place calls over the network (including the costs to operate and maintain our network and roaming costs paid to other wireless providers), as well as access, interconnection and toll charges paid to connect calls on other networks. Additionally, costs of services include the provision for uncollectible receivables and non-income related taxes. Costs of services for the three months ended March 31, 2002, were $1,048 million, an increase of $161 million, or 18.2%, compared with the three months ended March 31, 2001. Approximately one-half of this increase was due to growth in the subscriber base and their increased minutes of use, which resulted in an increase in the access, toll and other connection charges paid to connect calls on other networks. An additional approximate one-third of the increase resulted from higher costs to maintain our owned and operated network, driven by continued expansion of our network during 2002.

Costs of equipment sales

     Costs of equipment sales include the costs of the handsets and accessories sold to new as well as existing customers. Costs of equipment sales for the three months ended March 31, 2002, were $553 million, an increase of $63 million, or 13.0% compared with the three months ended March 31, 2001. The increase in costs of equipment sales resulted from increased subsidies of handsets as part of our customer retention-related programs, slightly offset by a decrease in the average cost of equipment sold.

Selling, general and administrative

     Selling, general and administrative expenses (SG&A) for the quarter ended March 31, 2002, were $1,190 million, an increase of $142 million, or 13.5%, compared with the prior year quarter. Nearly three-quarters of this increase in SG&A was due to higher marketing and selling costs, primarily advertising, promotions, and commissions. Advertising and promotional costs increased due to significant expenses during the first quarter of 2002 related to the launch of our mLife brand campaign. Cost per gross subscriber addition (CPGA), which includes the cost of handset subsidies recorded in costs of equipment sales, was $367 for the three months ended March 31, 2002, a 12.2% increase compared with the three months ended March 31, 2001.

Depreciation and amortization

     Depreciation and amortization expenses for the three months ended March 31, 2002, were $642 million, an increase of $89 million, or 16.3%, compared with the three months ended March 31, 2001. The increase in depreciation and amortization expenses resulted primarily from growth in our depreciable asset base resulting from capital expenditures to increase the capacity of the network and improve call quality as well as the continuation of the buildout of our next-generation (GSM/GPRS) technology. Total capital expenditures, including capital expenditures related to internal-use software, were $703 million and $1,146 million for the three months ended March 31, 2002 and 2001, respectively. Partially offsetting this increase was a reduction in amortization expenses associated with our adoption of SFAS No. 142. As a result of the adoption of this statement, effective January 1, 2002, we are no longer amortizing goodwill and other indefinite-lived intangible assets, including licensing costs. The reduction in amortization expense for goodwill and licensing costs for the first quarter of 2002 was $125 million.

Other (expense) income

     Other (expense) income primarily includes interest income, gains or losses on sales or exchanges of assets and businesses and investment impairments. Other (expense) income for the quarter ended March 31, 2002, was expense of $21 million, compared with income of $83 million for the quarter ended March 31, 2001. Other (expense) income for the quarter ended March 31, 2002, included a $57 million pre-tax impairment of a cost method investment held by us for which the decline in market value was deemed to be other than temporary. Partially offsetting this impairment was interest income earned during the first quarter of 2002. Other (expense) income for the quarter ended March 31, 2001, primarily included interest income from AT&T earned prior to the split-off.

Interest expense

     Interest expense, net of amounts capitalized, consists primarily of interest on long-term debt to others and intercompany debt due to AT&T prior to the repayment in June 2001. Interest expense for the three months ended March 31, 2002, was $115 million, an increase of $68 million, or 142.8%, compared with the three months ended March 31, 2001. The increase in interest expense related primarily to increased interest expense associated with the $6.5 billion Senior Notes offering which occurred in March 2001 and the interest expense associated with the debt we assumed with the acquisition of TeleCorp offset by interest paid on the AT&T debt in the first quarter of 2001.

Provision for income taxes

     The provision for income taxes for the three months ended March 31, 2002, was $16 million, compared with $113 million for the three months ended March 31, 2001. The annual effective income tax rate for the three months ended March 31, 2002, was 37.6%, comparable to our statutory rate, compared with 42.3% for the three months ended March 31, 2001. The annual effective income tax rate for the three months ended March 31, 2001 was affected primarily by non-deductible goodwill.

Net equity losses from investments in unconsolidated subsidiaries

     Net equity losses from investments in unconsolidated subsidiaries, net of tax, were $42 million for the three months ended March 31, 2002, compared with $99 million for the three months ended March 31, 2001, and were associated with lower losses associated with our domestic and international equity investments. Additionally, effective with the adoption of SFAS No. 142 on January 1, 2002, we are no longer amortizing goodwill associated with our equity method investments.

Income (loss) from discontinued operations, net of tax

     Income (loss) from discontinued operations, net of tax, was income of $12 million in the first quarter of 2002, compared with a loss of $56 million in the prior year quarter. The income recorded during the first quarter of 2002 primarily included adjustments to the recoverability of assets. The losses from discontinued operations for the first quarter of the prior year represented the operational losses associated with the fixed wireless business for the quarter.

Extraordinary loss on early extinguishment of debt, net of tax

     Extraordinary loss on early extinguishment of debt, net of tax, was $6 million in the first quarter of 2002. Effective with the acquisition of TeleCorp, we assumed debt held by subsidiaries of TeleCorp (TeleCorp Wireless, Inc. and Tritel PCS, Inc.). In March 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35% of its outstanding 11 5/8% senior subordinated discount notes which created a mutual contractual obligation between us and the noteholders upon notification to the respective noteholders.

Cumulative effect of change in accounting principle, net of tax

     Cumulative effect of change in accounting principle, net of tax, was $166 million in the first quarter of 2002 and related to our proportionate share of impairment losses recorded by our equity method investments upon the adoption of SFAS No. 142 effective January 1, 2002. Two entities in which we hold equity interests recognized transitional impairment losses primarily related to licensing costs.

Dividend requirements on preferred stock held by AT&T, net

     Dividend requirements on preferred stock held by AT&T, net of tax decreased to zero for the three months ended March 31, 2002, down from $42 million for the three months ended March 31, 2001. The preferred stock was redeemed by AT&T during the second quarter of 2001.

Accretion of mandatorily redeemable preferred stock

     Accretion of mandatorily redeemable preferred stock was $2 million in the first quarter of 2002 and represented the accretion associated with the mandatorily redeemable preferred stock issued by us during February 2002 in conjunction with the acquisition of TeleCorp.

(Loss) income from continuing operations available to common shareholders per share

     (Loss) income from continuing operations available to common shareholders per share was a loss of $0.01 for the three months ended March 31, 2002, compared with income of $0.01 for the three months ended March 31, 2001. The increase in the (loss) income from continuing operations available to common shareholders per share resulted from higher interest expense and lower interest income, as well as an investment impairment recorded during the first quarter of 2002. Partially offsetting the reduction in the (loss) income from continuing operations available to common shareholders per share was a reduction in the provision for income taxes and a decrease in net equity losses from investments in unconsolidated subsidiaries.

Income (loss) from discontinued operations per share

     Income (loss) from discontinued operations per share was zero for the quarter ended March 31, 2002 compared with a loss of $0.03 for the quarter ended March 31, 2001.

Extraordinary loss on early extinguishment of debt per share

     Extraordinary loss on early extinguishment of debt per share was zero for the first quarter of 2002 and 2001.

Cumulative effect of change in accounting principle per share

     Cumulative effect of change in accounting principle per share was a loss of $0.06 for the first quarter of 2002 versus zero in the prior year quarter.

Net loss available to common shareholders per share

     Net loss available to common shareholders per share was a loss of $0.07 for the first quarter of 2002 and a loss of $0.02 for the first quarter of 2001. The increase in net loss available to common shareholders per share was primarily due to the cumulative effect of change in accounting principle of $0.06 loss per share recorded during the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

     Prior to the split-off, financing activities for AT&T Wireless Services and the rest of AT&T Wireless Group were managed by AT&T on a centralized basis and were subject to the review of the AT&T Wireless Group capital stock committee of AT&T’s board of directors. Sources of funds included AT&T Wireless Group tracking stock offering proceeds attributed from AT&T, intercompany borrowings from AT&T, internally generated funds, and proceeds from the DoCoMo transaction. In addition, AT&T performed cash management functions on our behalf. Cash balances maintained and reported by us prior to the split-off primarily represented cash balances for which no right of offset existed with AT&T. Effective with the split-off, we began performing cash management and financing activities as a stand-alone entity.

     We expect to fund our capital requirements for at least the next 12 months using existing cash balances that resulted from various transactions that occurred during 2002 and 2001, as well as cash generated from operations and external funds. Our capital requirements will include capital expenditures associated with continued network expansion, spectrum requirements, including commitments associated with our affiliate Alaska Native Wireless (ANW), acquisitions, debt repayment and interest requirements, non-consolidated investment fundings, and cash requirements to expand our subscriber base. Sources of external funds may include the issuance of public equity or debt securities, securitization of receivables, issuances of commercial paper or utilization of existing credit facilities. We may also generate cash from the sale of non-strategic assets or excess spectrum. Our needs for additional capital will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth.

     In February 2002, NTT DoCoMo purchased 26.7 million shares of AT&T Wireless Services common shares directly from us consistent with its rights to maintain an approximate 16% equity interest in the company. We received approximately $382 million in cash for the additional shares issued to NTT DoCoMo.

     On March 1, 2002, we initiated a three-year accounts receivable securitization program (the Program). The Program will allow for up to $1.2 billion of financing, to be collateralized by subscriber trade accounts receivable. Under the Program, we can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary. The wholly owned subsidiary would then sell an undivided interest in such receivables to an unrelated third-party financing entity. The financing is subject to program fees, payable monthly, based on the outstanding borrowed amount. We will use the proceeds from this financing arrangement for general corporate purposes. This financing arrangement is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the Program in the event that we do not maintain a minimum credit rating associated with our AT&T Wireless Services Senior Notes. As of March 31, 2002, there were no amounts outstanding under this financing arrangement.

     On March 15, 2002, we renewed our $1.25 billion 364-day Competitive Advance and Revolving Credit Facility (the Facility). There were no material revisions to the original terms of the Facility except for a collateral increase of $500 million to allow for the accounts receivable securitization program discussed above. We had no amounts outstanding under the Facility as of March 31, 2002.

     On April 16, 2002, we completed a public offering of $3.0 billion of Senior Notes. The Senior Notes are unsecured, ranking equally with our other unsecured indebtedness, with $250 million maturing on April 18, 2005, $750 million maturing on May 1, 2007, and $2.0 billion maturing on May 1, 2012. The notes pay interest at fixed rates ranging from 6.875% to 8.125% per annum and are payable semiannually. The notes include customary covenants.

Capital Requirements — Capital Expenditures

     The operation, upgrade and expansion of our network, including our upgrade to next-generation technologies will require substantial amounts of capital over the next several years. Capital expenditures totaled $662 million for the three months ended March

31, 2002. During the full year of 2002, we expect to spend approximately $5.3 billion on capital expenditures, including capital expenditures associated with TeleCorp, of which we estimate that approximately 70% will be spent on our GSM/GPRS network. We have entered into various purchase commitments for network equipment and handsets related to the development of our next-generation strategy. Those commitments totaled $1.4 billion as of March 31, 2002, with payments to be made between 2002 and 2004.

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

     During November 2000, we joined with others in the formation of a venture, Alaska Native Wireless (ANW), which participated in the Federal Communication Commission’s (FCC) Auction 35 of licensed spectrum in the 1900 megahertz band, which is used to provide wireless services. In January 2001, the auction was completed, and ANW was the high bidder on approximately $2.9 billion in licenses. We have committed to fund $2.6 billion to ANW to fund ANW’s purchase of licenses. As of March 31, 2002, we have funded approximately $400 million of the commitment through a combination of a non-controlling equity interest and debt securities of ANW. On March 4, 2002, the FCC granted to ANW some of the licenses on which it was the high bidder, which required the payment of $90 million by ANW, which was funded by us during the three months ended March 31, 2002. The remaining approximately $2.2 billion of additional funding will be made if and when the remaining licenses are granted, and will take the form of convertible and non-convertible notes of ANW. At the fifth anniversary of the first date on which licenses won in the auction were granted to ANW, and in addition to other means by which they may transfer their interests, the other owners of ANW have the right to require us to purchase their equity interests. If this right were exercised five years after the initial license grant, which occurred in March 2002, the purchase price would be up to approximately $1.1 billion and would be payable, at our option, in cash or marketable securities. The right to require us to purchase these interests may be exercised before the five-year anniversary of the license grant if the conditions of certain FCC regulations restricting the free transferability of certain licenses offered in this auction are met earlier. If the right were exercised earlier, the purchase price would be calculated in generally the same way as if exercised at five years, except that a discount would be applied. In certain circumstances, if a winning bid of ANW is rejected or if any license granted to ANW is revoked, we would be obligated to compensate other owners for making capital available to the venture. We do not believe the amount of any such compensation, if it were required, would be material. In June 2001, a federal appeals court ruled that the FCC had acted improperly in repossessing from NextWave Telecom, Inc. most of the spectrum offered in the auction. The United States Supreme Court has ruled that it will hear an appeal of that decision. On April 29, 2002, ANW received a refund of $473 million that previously had been submitted as part of the down payment for licenses that had not been awarded.

     During the first quarter of 2002, we funded our $251 million commitment for spectrum acquisitions and operational funding requirements of an equity method investment, fully satisfying this commitment as of March 31, 2002.

Capital Requirements — Acquisitions

     On February 15, 2002, we acquired the 77% of TeleCorp that we did not already own by issuing approximately 146 million additional AT&T Wireless Services common shares and assumed a fair value of $2.5 billion in net debt and approximately $133 million in preferred securities.

     In February 2002, subsequent to the acquisition of TeleCorp, we purchased additional equity in TeleCorp to be utilized to repay outstanding debt obligations and interest rate swaps. TeleCorp contributed $955 million in total to TeleCorp Wireless, Inc. and Tritel PCS, Inc. The contributions were subsequently utilized by TeleCorp Wireless, Inc. and Tritel PCS, Inc. to repay all amounts outstanding, including principal, interest and related fees, under their Senior Credit Facilities and Federal Communications Commission debt. TeleCorp Wireless, Inc. and Tritel PCS, Inc. repaid approximately $20 million associated with the cancellation of interest rate swap agreements. In addition, we repaid $53 million of outstanding principal and interest of vendor financings owed by TeleCorp Wireless, Inc.

     On April 1, 2002, we completed an acquisition from Exelon Corp. of the remaining 49% minority interest in the Philadelphia market, in which we previously held a 51% ownership interest, for $285 million in cash.

Capital Requirements — Debt Repayments and Interest Requirements

     Our debt, including our recently completed Senior Notes offering in April 2002 and the debt we assumed in conjunction with our TeleCorp acquisition, includes the following interest payment requirements and maturity dates:

Principal Amount	Interest Rate	Interest Payments	Maturity

(In millions)
AT&T Wireless Services, Inc. Senior Notes:
$250	6.875%	Semiannually	April 18, 2005
$1,000	7.350%	Semiannually	March 1, 2006
$750	7.500%	Semiannually	May 1, 2007
$3,000	7.875%	Semiannually	March 1, 2011
$2,000	8.125%	Semiannually	May 1, 2012
$2,500	8.750%	Semiannually	March 1, 2031
TeleCorp Wireless, Inc. Senior Subordinated & Senior Subordinated Discount Notes:
$575	11.625%	(1)	April 15, 2009 (3)
$450	10.625%	Semiannually	July 15, 2010 (4)
Tritel PCS, Inc. Senior Subordinated & Senior Subordinated Discount Notes:
$372	12.75%	(2)	May 15, 2009 (4)
$450	10.375%	Semiannually	January 15, 2011 (4)

(1)	Interest accrues to the principal balance of the Discount Notes until April 15, 2004. Interest will be paid semiannually beginning October 15, 2004.

(2)	Interest accrues to the principal balance of the Discount Notes until May 15, 2004. Interest will be paid semiannually beginning November 15, 2004.

(3)	In March 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35% or $201 million aggregate principal amount at maturity of the TeleCorp Wireless, Inc. 11.625% Senior Subordinated Discount Notes for $179 million in cash. The notes were redeemed in April 2002.

(4)	During April 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35%, or $158 million in aggregate principal amounts at maturity of the TeleCorp Wireless, Inc. 10.625% Senior Subordinated Notes for $174 million. Additionally, Tritel PCS, Inc. exercised its option to redeem 35% or $158 million and $130 million in aggregate principal amounts at maturity of the Tritel PCS, Inc. 10.375% Senior Subordinated Notes and the Tritel PCS, Inc. 12.75% Senior Subordinated Discount Notes, respectively, for $174 million and $115 million, respectively. We anticipate this transaction will close in May 2002.

Capital Requirements — Other

     During the first quarter of 2002, we continued our phased exit of the fixed wireless business during which we paid $33 million, net, related to exit charges. We anticipate that disposal of the fixed wireless business will be completed by mid-2002.

     We periodically make equity contributions into international and domestic investments in which we do not own a controlling interest. We currently have no commitments outstanding related to these investments, with the exception of our commitment to ANW discussed above.

     In conjunction with the split-off from AT&T, we entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, we are required to purchase wholesale long-distance services we provide to our customers in an amount equal to our 2001 actual purchases for each of five years, beginning with the date of split-off. We are required to pay AT&T any shortfall in cumulative usage at the rate of $0.01 per minute at the end of the five year period. Our maximum commitment for this shortfall as of March 31, 2002, was approximately $446 million. We are also required to purchase long-distance services associated with our administrative phone usage equal to $70 million for each of three years following the split-off. As of March 31, 2002, we had fulfilled all of the first year’s commitment under the agreement. In addition, we are required to purchase certain network data services from AT&T in an amount equal to $41 million for each of the three years following the split-off. As of March 31, 2002, we had fulfilled all of the first year’s data commitment under the agreement.

     We have commitments with local exchange carriers for dedicated leased lines. The original terms of these commitments vary from month-to-month up to five years. We incurred approximately $101 million in the first quarter of 2002 related to these dedicated transport commitments. We also have various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are not significant individually, nor in the aggregate.

     We have agreements with other wireless carriers regarding subscriber activity on other carriers’ wireless systems. These agreements establish general terms and charges for system usage, and in some cases also establish minimum usage requirements.

     As of March 31, 2002, we had no material off-balance sheet financing arrangements.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

     Net cash provided by operating activities of continuing operations for the three months ended March 31, 2002, was $154 million, compared with $679 million for the three months ended March 31, 2001. The decrease in net cash provided by operating activities from continuing operations was primarily due to higher payments of capital related accruals, interest, and payroll and benefit related accruals during the quarter ended March 31, 2002 compared with the quarter ended March 31, 2001. Net cash used in investing activities from continuing operations for the three months ended March 31, 2002, was $1,316 million, compared with $12,385 million for the three months ended March 31, 2001. The decrease was primarily due to the $10,588 million net increase in the note receivable from AT&T during the first quarter of 2001, lower capital expenditures and fewer contributions made to unconsolidated subsidiaries in the first quarter of 2002 compared to the first quarter of 2001, as well as by the assumption of cash balances acquired during the first quarter of 2002 as a result of the TeleCorp acquisition. Net cash (used in) provided by financing activities of continuing operations for the three months ended March 31, 2002, was a use of cash of $573 million, compared with $11,836 million of cash provided by financing activities for the three months ended March 31, 2001. Financing activities of continuing operations for the three months ended March 31, 2002, included the repayment of approximately $978 million of TeleCorp debt subsequent to the acquisition, partially offset by proceeds of $382 million from the sale of AT&T Wireless Services common shares sold to DoCoMo associated with the exercise of their preemptive rights triggered by the TeleCorp acquisition. Financing activities of continuing operations for the three months ended March 31, 2001, included the $6.1 billion of allocated net proceeds from AT&T associated with the investment by DoCoMo, as well as the $6.3 billion of net proceeds received from our Senior Notes offering in March 2001. The decrease in cash used in discontinued operations is primarily a result of decreased operational activities during the first quarter of 2002 compared with the first quarter of 2001 due to the continuation of the exit process in the first quarter of 2002.

EBITDA FOR THE THREE MONTHS ENDED MARCH 31, 2002, COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

     EBITDA, defined as operating income excluding depreciation and amortization, and EBITDA excluding our non-cash asset impairment and restructuring charges are the primary measures used by the chief operating decision-makers to measure our ability to generate cash flow. EBITDA may or may not be consistent with the calculation of EBITDA for other public companies and should not be viewed by investors as an alternative to accounting principles generally accepted in the United States of America, measures of performance or to cash flows from operating, investing and financing activities as a measure of liquidity.

     EBITDA for the three months ended March 31, 2002, was $820 million, compared with $785 million for the three months ended March 31, 2001. The growth in EBITDA was primarily due to an increase in services revenue. This growth was partially offset by increased network costs attributable to the growth in subscribers and their related increased minutes of use, and an increase in sales and marketing related costs.

EBITDA MARGIN FOR THE THREE MONTHS ENDED MARCH 31, 2002, COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

     EBITDA margin, defined as EBITDA as a percentage of services revenue, was 24.4% for the three months ended March 31, 2002, compared with 26.8% for the three months ended March 31, 2001. The quarter-over-quarter decline in EBITDA margin was primarily due to increased costs of services, including access, toll and interconnection charges and higher expenses associated with our expanded network, and higher selling, marketing, and retention related costs. These declines were partially offset by improvements in incollect, customer care and general and administrative expenses.

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

     As of March 31, 2002, we had outstanding $6.5 billion of Senior Notes with fixed interest rates ranging from 7.35% to 8.75%, and with maturity dates between 2006 and 2031. As of March 31, 2002, we had entered into interest rate swaps with a total notional value of $700 million. On a semi-annual basis, we pay a floating rate of interest plus a fixed spread and receive a fixed rate of 7.35% in return. The swaps were entered into as hedges of the fair value of our 7.35%, 2006 bonds, and expire on March 1, 2006, the bonds’ maturity date. Assuming a 10% shift in interest rates, the fair value of the interest rate swaps and the underlying hedged debt would have changed by approximately $14 million at March 31, 2002. During April 2002, we entered into an additional interest rate swap associated with our 7.35% Senior Notes due March 2006, with a total notional value of $300 million. On a semi-annual basis, we pay a floating rate of interest equal to the six-month LIBOR plus a fixed spread and received a fixed rate of 7.35% in return.

     We may have future interest rate risk associated with the Senior Notes offering which we completed on April 16, 2002. In April 2002, we issued $3.0 billion of Senior Notes with fixed interest rates ranging from 6.875% to 8.125% per annum, and with maturity dates between 2005 and 2012. During April and May 2002, we entered into interest rate swaps with a total notional value of $1.8 billion. On a semi-annual basis, we pay a floating rate of interest equal to the six-month LIBOR plus a fixed spread, and receive a fixed rate in return ranging from 6.875% to 8.175%. The swaps were entered into as hedges of the fair value of our 6.875% Senior Notes due April 2005, our 7.5% Senior Notes due May 2007, and our 8.125% Senior Notes due May 2012, and expire on the Senior Notes’ maturity date.

     We may have future interest rate risk associated with the $2.5 billion Competitive Advance and Revolving Credit Facilities (Facilities), which were executed in March 2001 and renewed in March 2002, as well as the commercial paper agreement we finalized in June 2001. These Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 32.5 to 100 basis points depending upon our Senior Notes rating, or (ii) the greater of the prime rate or the Federal funds effective rate plus 50 basis points. As of March 31, 2002, there were no amounts outstanding under the Facilities, or any notes outstanding under the commercial paper agreement.

     We may have future interest rate risk associated with our $1.2 billion accounts receivable securitization program (the Program) which was entered into in March 2002. The Program is subject variable interest rates based upon, in various cases, (i) LIBOR plus or minus a variable spread depending upon demand or (ii) LIBOR plus a fixed spread depending upon our Senior Notes rating. As of March 31, 2002, there were no amounts outstanding under the Program.

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

FINANCIAL CONDITION AT MARCH 31, 2002, COMPARED WITH DECEMBER 31, 2001

     Total assets increased to $45,085 million at March 31, 2002, an increase of $3,363 million, or 8.1%, compared with December 31, 2001. The increase in total assets as of March 31, 2002, primarily resulted from an increase in goodwill, licensing costs, and property, plant and equipment associated with our acquisition of TeleCorp during the first quarter of 2002. Partially offsetting these increases was a decrease in cash and cash equivalents during the first quarter of 2002. Cash and cash equivalents decreased as a result of the repayment of approximately $1 billion of debt and related interest of subsidiaries of TeleCorp subsequent to the merger, and capital expenditures during the first quarter of 2002.

     Total liabilities were $15,353 million at March 31, 2002, an increase of $622 million, or 4.2%, compared with December 31, 2001. The increase was primarily due to the debt we assumed in conjunction with the acquisition of TeleCorp less the repayment of long-term debt subsequent to the merger. This increase was partially offset by decreases in accounts payable and deferred income tax liabilities.

     Mandatorily redeemable preferred stock totaling $136 million at the end of first quarter of 2002 represented the fair value of the mandatorily redeemable preferred stock we issued in conjunction with the acquisition of TeleCorp and the related interest accretion subsequent to the acquisition date.

     Mandatorily redeemable common stock totaling $7,664 million at the end of first quarter of 2002 and as of December 31, 2001, represented the fair value as of split-off date of the AT&T Wireless Services common shares held by DoCoMo. These shares are presented as mandatorily redeemable common stock due to certain redemption rights held by DoCoMo. Under certain circumstances, DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if we fail to meet specified technological milestones.

     Shareholders’ equity was $21,800 million at March 31, 2002, an increase of $2,519 million, or 13.1%, from December 31, 2001. The increase in shareholders’ equity resulted primarily from the issuance of 146 million additional shares of AT&T Wireless Services common stock in conjunction with the acquisition of TeleCorp. Partially offsetting this increase was the net loss for the first quarter of 2002, which resulted in an increase in our accumulated deficit.

RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2002, we advanced an aggregate of $251 million to Cascade Wireless, LLC an entity controlled by Wayne Perry, one of our board members pursuant to contractual obligations entered into prior to Mr. Perry joining AT&T Wireless Services’ board. These proceeds were used to finance the acquisition from third parties of license spectrum that we were not eligible to own, as well as to fund operating requirements of Cascade Wireless, LLC.

     In conjunction with our acquisition of TeleCorp, DoCoMo exercised its preemptive rights to acquire the maximum number of shares to which it was entitled pursuant to the Investor Agreement between us and DoCoMo. As a result, we issued 26.7 million shares to DoCoMo in February 2002 and recorded cash proceeds of $382 million.

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

     We hold equity interests in various domestic and international ventures and partnerships. These ventures and partnerships operate primarily in the wireless telecommunications industry. We account for these investments primarily under the equity method of accounting. In accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we periodically review our cost method investments and equity method investments for impairment. These reviews are performed to determine whether declines in market values of our investments below their carrying values are deemed to be other than temporary. During the first quarter of 2002, we recorded a pre-tax loss of $57 million associated with an other than temporary decline in value of one of our cost method investments. We may record additional impairment losses in the future if additional declines occur which are deemed to be other than temporary.

     We own a 50% equity interest in ACC Acquisitions, LLC, which is the parent company of American Cellular Corporation (ACC). We account for this investment under the equity method of accounting. ACC has significant debt outstanding, including a bank credit facility and Senior Subordinated Notes. We have no guarantees or financial commitments associated with ACC’s debt. ACC’s credit facility includes a financial covenant requiring it to not exceed a specified total debt leverage ratio. ACC stated in its annual report on Form 10K filed on April 1, 2002, that absent debt reduction from projected debt levels or an amendment to the credit facility modifying this covenant, ACC will likely violate this covenant during 2002 which could result in acceleration of repayment of the indebtedness. In addition, acceleration of repayment under the credit facility would allow the holders of the Senior Subordinated Notes to declare the principal and interest of ACC’s Senior Subordinated Notes immediately due and payable. The default of the financial covenants or the required repayment of ACC’s credit facility and/or Senior Subordinated Notes could result in risk to us of recovering our equity investment, which totaled $120 million at March 31, 2002, in ACC. As a result, we may have a significant impairment loss related to our investment in future periods.

     The following discussion relates to significant transactions related to our investments in unconsolidated subsidiaries that occurred during the three months ended March 31, 2002.

     On February 15, 2002, we acquired the 77% of TeleCorp that we did not already own. As a result of this transaction, we no longer treat our previously owned interest in TeleCorp as an equity method investment. See discussion under “TeleCorp PCS, Inc. Acquisition” for further details of this transaction.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, will now be used to classify those gains and losses. We will be required to adopt the provisions of this statement related to the rescission of FASB Statement No. 4 no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

FORWARD-LOOKING STATEMENTS

     Our disclosure and analysis in this document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our relationship with our former parent, AT&T, following our separation from AT&T in July 2001, financial condition, results of operations, cash flows, financing plans, business strategies, operating efficiencies or synergies, capital and other expenditures, network build-out and upgrade, competitive positions, availability of capital, growth opportunities for existing products, our acquisition and growth strategy, benefits from new technologies, availability and deployment of new technologies, our decision to exit the fixed wireless business, our acquisition of TeleCorp PCS, Inc., plans and objectives of management, and other matters.

     Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	the risks associated with the implementation of a third-generation network and business strategy, including risks relating to the operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the need to enter into roaming agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment and consumer acceptance of the products and services to be offered;

•	the potential impact of NTT DoCoMo’s investment in us, including provisions of the agreements that restrict our future operations, and provisions that may require the repurchase of NTT DoCoMo’s investment if we fail to meet specified conditions, under certain circumstances;

•	the risks associated with operating as an independent entity as opposed to as part of an integrated telecommunications provider with AT&T, our former parent, including the inability to rely on the financial and operational resources of the combined company and having to provide services that were previously provided by a different part of the combined company;

•	the introduction or popularity of new products and services, including pre-paid phone products, which could increase churn;

•	the impact of oversupply of capacity resulting from excessive deployment of network capacity in the markets we serve;

•	the ongoing global and domestic trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources and greater geographic reach, allowing them to compete more effectively;

•	the effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn and change the customer mix, profitability and average revenue per user;

•	the ability to enter into agreements to provide nationwide services and the cost of entering new markets necessary to provide nationwide services;

•	the ability to establish a significant market presence in new geographic and service markets;

•	the availability and cost of capital and the consequences of increased leverage;

•	the impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	the requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	the risks and costs associated with the need to acquire additional spectrum for current and future services;

•	the risks associated with technological requirements, technology substitution and changes and other technological developments;

•	the risks and potential unanticipated costs associated with exiting the fixed wireless business;

•	the risks and uncertainties associated with the integration of TeleCorp PCS, Inc.’s business and operations;

•	the results of litigation filed or to be filed against us, or of some types of litigation filed or to be filed against AT&T for which we have agreed to assume liability under the split-off agreements between AT&T and us;

•	the possibility of one or more of the markets in which we compete being affected by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	those factors discussed under “Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to market risk is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Quantitative and Qualitative Information About Market Risk.”

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In conjunction with our acquisition of TeleCorp, DoCoMo exercised its preemptive rights to acquire the maximum number of shares to which it was entitled pursuant to the Investor Agreement between us and DoCoMo. As a result, we issued 26.7 million shares to DoCoMo in February 2002 and recorded cash proceeds of $382 million. These shares were issued in a private placement exempt under Section 4(2) of the Securities Act in reliance upon representations of DoCoMo.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Title

4.1	Certificate of Designation of Series C Preferred Stock of AT&T Wireless (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-4 (Commission file No. 333-74098), filed December 21, 2001)
4.2	Certificate of Designation of Series E Preferred Stock of AT&T Wireless (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to our Registration Statement on Form S-4 (Commission file No. 333-74098), filed December 21, 2001)
4.3	Indenture, dated as of April 11, 2002, between AT&T Wireless Services, Inc. and the Bank of New York, as trustee.
4.4	Form of 6.875% Senior Note due April 18, 2005.
4.5	Form of 7.500% Senior Note due May 1, 2007.
4.6	Form of 8.125% Senior Note due May 1, 2012.
10.1	Employment Agreement between AT&T Wireless Services, Inc. and Andre Dahan, dated May 16, 2001.

     (b)  Reports on Form 8-K

     On February 5, 2002, we filed an 8-K under Item 5 announcing financial results for the fourth quarter of 2001 and for the year ended December 31, 2001.

     On February 27, 2002, we filed an 8-K under Item 5 announcing our acquisition of TeleCorp PCS, Inc.

     On March 11, 2002, we filed an 8-K under Item 5 making available our audited consolidated financial results and certain other financial information relating to the year ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T WIRELESS SERVICES, INC.

By:	/s/ JOSEPH MCCABE, JR.

Joseph McCabe, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 9, 2002