Form 10-Q
period 2002-06-30
AT&T WIRELESS SERVICES INC
filed 2002-08-13
CIK 1138234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________.

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

Yes   [X]     No [   ]

As of July 31, 2002, 2,707,621,612 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 99.1

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2002	2001	2002	2001

REVENUE
Services	$3,625	$3,123	$6,980	$6,052
Equipment	285	253	541	534

Total revenue	3,910	3,376	7,521	6,586
OPERATING EXPENSES
Costs of services (excluding depreciation of $523 and $367 for the three months ended June 30, and $1,013 and $704 for the six months ended June 30, which is included below)	1,166	932	2,214	1,819
Costs of equipment sales	529	477	1,082	967
Selling, general and administrative	1,196	1,112	2,386	2,160
Depreciation and amortization	684	595	1,326	1,148

Total operating expenses	3,575	3,116	7,008	6,094

OPERATING INCOME	335	260	513	492
Other income (expense)	7	129	(24)	212
Interest expense	195	135	310	182

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NET EQUITY (LOSSES) EARNINGS FROM INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES	147	254	179	522
Provision for income taxes	57	128	69	241
Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	(93)	217	(135)	118

(LOSS) INCOME FROM CONTINUING OPERATIONS	(3)	343	(25)	399
Loss from operations of discontinued business (net of tax benefit of $49 and $84 for the three and six months ended June 30, 2001)	—	(80)	—	(136)
Gain on disposal of discontinued business (net of tax provision of $16 and $24 for the three and six months ended June 30, 2002)	27	—	39	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	27	(80)	39	(136)
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	24	263	14	263
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (net of tax benefit of $103)	—	—	(166)	—

NET INCOME (LOSS)	24	263	(152)	263
Accretion of mandatorily redeemable preferred stock	5	—	7	—
Dividend requirements on preferred stock held by AT&T, net	—	34	—	76

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$19	$229	$(159)	$187

INCOME (LOSS) PER BASIC AND DILUTED SHARE:
Income (loss) from continuing operations available to common shareholders	$—	$0.12	$(0.01)	$0.13
Income (loss) from discontinued operations	0.01	(0.03)	0.01	(0.06)
Cumulative effect of change in accounting principle	—	—	(0.06)	—

Net income (loss) available to common shareholders	$0.01	$0.09	$(0.06)	$0.07

WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE:
Basic	2,706	2,530	2,663	2,530
Diluted	2,706	2,532	2,663	2,532

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	AT	AT
	JUNE 30,	DECEMBER 31,
	2002	2001

ASSETS
Cash and cash equivalents	$3,788	$3,352
Accounts receivable, less allowances of $268 and $239	2,006	2,026
Inventories	307	307
Income tax receivable	247	210
Deferred income taxes	183	222
Prepaid expenses and other current assets	257	180

TOTAL CURRENT ASSETS	6,788	6,297
Property, plant and equipment, net of accumulated depreciation of $6,344 and $5,232	13,674	12,496
Licensing costs	15,142	13,100
Investments in and advances to unconsolidated subsidiaries	3,403	3,672
Goodwill	7,396	4,712
Other assets, net of accumulated amortization of $643 and $493	1,182	1,357
Assets of discontinued operations	36	88

TOTAL ASSETS	$47,621	$41,722

LIABILITIES
Accounts payable	$454	$1,035
Payroll and benefit-related liabilities	362	409
Due on demand notes payable	—	88
Other current liabilities	2,052	1,900

TOTAL CURRENT LIABILITIES	2,868	3,432
Long-term debt due to others	10,785	6,617
Deferred income taxes	3,984	4,352
Other long-term liabilities	270	330

TOTAL LIABILITIES	17,907	14,731
COMMITMENTS AND CONTINGENCIES (NOTES (j) AND (k))
MINORITY INTEREST	49	46
MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value, 1,000 shares authorized, .233 shares issued and outstanding ($264 liquidation value)	141	—
MANDATORILY REDEEMABLE COMMON STOCK, $0.01 par value, 406 shares issued and outstanding ($10,444 redemption value)	7,664	7,664
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 10,000 shares authorized, 2,300 and 2,125 shares issued and outstanding	23	21
Additional paid-in capital	23,198	20,515
Accumulated deficit	(1,302)	(1,150)
Accumulated other comprehensive loss	(59)	(105)

TOTAL SHAREHOLDERS’ EQUITY	21,860	19,281

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,621	$41,722

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(UNAUDITED)

						ACCUMULATED	TOTAL
	COMMON		ADDITIONAL		SHAREHOLDERS'	OTHER	SHARE-
	SHARES	COMMON	PAID-IN	ACCUMULATED	NET	COMPREHENSIVE	HOLDERS'
	OUTSTANDING	STOCK	CAPITAL	DEFICIT	INVESTMENT	(LOSS) INCOME	EQUITY

Balance at December 31, 2001	2,125	$21	$20,515	$(1,150)	$—	$(105)	$19,281
Net loss				(152)			(152)
Issuance of AT&T Wireless Services common stock and stock options for TeleCorp PCS, Inc. acquisition	146	2	2,280				2,282
Proceeds from AT&T Wireless Services common stock issued to DoCoMo	27		382				382
Proceeds from AT&T Wireless Services common stock issued for employee plans	2		28				28
Accretion of mandatorily redeemable preferred stock			(7)				(7)
Other comprehensive income						46	46

Balance at June 30, 2002	2,300	$23	$23,198	$(1,302)	$—	$(59)	$21,860

Balance at December 31, 2000	2,123	$—	$—	$—	$21,885	$(8)	$21,877
Net income available to common shareholders					187		187
Proceeds attributed from DoCoMo investment, net of costs					6,139		6,139
Proceeds from AT&T Wireless Group tracking stock shares issued for employee plans					54		54
Transfers from AT&T, net					16		16
Other comprehensive loss						(64)	(64)

Balance at June 30, 2001	2,123	$—	$—	$—	$28,281	$(72)	$28,209

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2002	2001	2002	2001

SUMMARY OF TOTAL COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$24	$263	$(152)	$263
Net revaluation of investments (net of taxes of $(5) and $8 for the three and six months ended June 30, 2002, and $7 for the three and six months ended June 30, 2001)	(5)	12	15	12
Net revaluation of financial instruments (net of taxes of $(2) and $0 for the three and six months ended June 30, 2002, and $(2) and $(43) for the three and six months ended June 30, 2001)	(5)	(4)	(1)	(74)
Net foreign currency translation adjustments (net of taxes of $26 and $19 for the three and six months ended June 30, 2002, and $(1) for the three and six months ended June 30, 2001)	43	(2)	32	(2)

TOTAL COMPREHENSIVE INCOME (LOSS)	$57	$269	$(106)	$199

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30,

	2002	2001

OPERATING ACTIVITIES
Net (loss) income	$(152)	$263
Deduct: Income (loss) from discontinued operations	39	(136)

Net (loss) income, excluding discontinued operations	(191)	399
Adjustments to reconcile net (loss) income, excluding discontinued operations, to net cash provided by operating activities of continuing operations:
Cumulative effect of change in accounting principle, net of tax	166	—
Losses on early extinguishments of debt	20	—
Losses from impairments of cost method investments	58	20
Depreciation and amortization	1,326	1,148
Amortization of debt premium/discount, debt financing costs and interest accretion	26	—
Deferred income taxes	23	185
Net equity losses (earnings) from investments in unconsolidated subsidiaries	135	(320)
Provision for uncollectible receivables	300	261
Increase in accounts receivable	(170)	(347)
Decrease in inventories	48	103
Decrease in accounts payable	(86)	(148)
Net change in other operating assets and liabilities	(316)	232

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	1,339	1,533
INVESTING ACTIVITIES
Net increase in note receivable from AT&T	—	(5,803)
Capital expenditures and other additions	(2,078)	(2,445)
Net (acquisitions) dispositions of licenses	(19)	3
Distributions and sales of unconsolidated subsidiaries	4	656
Contributions, advances and purchases of unconsolidated subsidiaries	(378)	(670)
Acquisitions of businesses, net of cash acquired	(74)	—
Issuance of long-term note receivable to unconsolidated subsidiary	(100)	—

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(2,645)	(8,259)
FINANCING ACTIVITIES
Repayment of debt due to AT&T	—	(2,438)
Repayment of debt due to others	(1,619)	—
Proceeds from issuance of long-term debt to others, net of issuance costs	2,959	6,345
Redemption of preferred stock held by AT&T	—	(3,000)
Proceeds attributed from DoCoMo investment, net of costs	—	6,139
Proceeds from AT&T Wireless Services common stock and AT&T Wireless Group tracking stock issued, and other financing activities	409	51
Dividend requirements on preferred stock held by AT&T, net	—	(76)

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	1,749	7,021
NET CASH USED IN DISCONTINUED OPERATIONS	(7)	(319)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	436	(24)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,352	62

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,788	$38

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE NOTED)
(UNAUDITED)

(a) BACKGROUND AND BASIS OF PRESENTATION

     AT&T Wireless Services is a wireless telecommunications company, which presently operates in a single line of business as a provider of primarily domestic wireless voice and data services and products in the 850 megahertz (cellular) and 1900 megahertz (personal communications services, or PCS) markets. AT&T Wireless Services also holds equity interests in various domestic and international wireless communications ventures and partnerships.

BACKGROUND

     On October 25, 2000, AT&T Corp. (AT&T) announced a restructuring plan, stating its intention to create a separate company for its wireless services businesses, named AT&T Wireless Services, Inc., termed “the split-off.” AT&T Wireless Services includes substantially the same assets and liabilities that were represented by AT&T Wireless Group tracking stock, which AT&T created on April 27, 2000. In conjunction with the offering of AT&T Wireless Group tracking stock in April 2000, 15.6%, or 360 million shares, of AT&T Wireless Group tracking stock were sold at an offering price of $29.50 per share. AT&T Wireless Group tracking stock was a class of AT&T common stock, which was intended to provide holders with financial returns based on the financial performance and economic value of AT&T’s wireless services businesses.

     During May 2001, AT&T completed an exchange offer, which allowed AT&T common shareholders to exchange shares of AT&T common stock for shares of AT&T Wireless Group tracking stock. Approximately 372.2 million shares of AT&T common stock were tendered in exchange for approximately 437.7 million shares of AT&T Wireless Group tracking stock, at an exchange ratio of 1.176 shares of AT&T Wireless Group tracking stock for each validly tendered share of AT&T common stock.

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

     AT&T Wireless Services was incorporated in Delaware on July 7, 1987. Prior to the split-off, AT&T Wireless Services was a 100% owned direct subsidiary of AT&T. AT&T Wireless Services had authorized 500 shares of $0.01 par value common stock, of which 100 shares were outstanding and held by AT&T prior to the split-off. These shares have not been assumed to be outstanding for purposes of the historical financial statements presented prior to the split-off, due to the recapitalization, which was effected with the split-off. Effective with the split-off, AT&T Wireless Services had 2,530 million common shares issued and outstanding.

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

     The consolidated condensed financial statements reflect the assets, liabilities, revenue and expenses directly attributable to AT&T Wireless Services. The assets and liabilities included represent the assets and liabilities, which have been transferred to AT&T Wireless Services in accordance with the separation and distribution agreement between AT&T and AT&T Wireless Services. Prior to the split-off on July 9, 2001, substantially all of the assets and liabilities represented by AT&T Wireless Group were transferred to AT&T Wireless Services. AT&T Wireless Services has treated these transfers in a manner similar to a pooling of interests and has assumed these transfers were completed in historical periods by the legal entity AT&T Wireless Services. The consolidated condensed financial statements for the periods prior to the split-off include allocations deemed reasonable by management to present the results of operations, financial position and cash flows of AT&T Wireless Services as a separate entity and are not necessarily indicative of those that would have been incurred on a stand-alone basis for those periods presented. Additionally, the consolidated results for the interim periods presented may not be indicative of results for the full year. These consolidated condensed financial statements should be read in conjunction with AT&T Wireless Services’ consolidated financial statements for the three years ended December 31, 2001, included in Form 10K filed by AT&T Wireless Services on March 28, 2002, and consolidated condensed financial statements for the quarter ended March 31, 2002, included in Form 10Q filed by AT&T Wireless Services on May 9, 2002.

(b) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 142

     Effective January 1, 2002, AT&T Wireless Services adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Effective with the adoption of this standard, AT&T Wireless Services is no longer amortizing goodwill, including excess net book value associated with equity method investments. Additionally, AT&T Wireless Services is no longer amortizing licensing costs of domestic consolidated subsidiaries and domestic and Canadian equity method investments, as these licensing costs are deemed to be intangible assets that have indefinite lives. Upon adoption of this standard, AT&T Wireless Services completed a transitional impairment test for both its consolidated goodwill and licensing costs and determined that there were no impairments to be recorded. AT&T Wireless Services used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment tests.

     On a prospective basis, AT&T Wireless Services is required to test both consolidated goodwill and other indefinite-lived intangible assets, including licensing costs, for impairment on an annual basis based upon a fair value approach. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of entity below its carrying value. These events or circumstances would include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. A continued decline in AT&T Wireless Services’ stock price could trigger the need for impairment tests of goodwill between annual tests. Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. AT&T Wireless Services intends to complete its annual impairment test for both goodwill and licensing costs during the third quarter of 2002, using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002.

     The following table provides a reconciliation of the reported net income (loss) available to common shareholders to an adjusted income before cumulative effect of change in accounting principle and basic and diluted earnings per share assuming that SFAS No. 142 had been adopted as of January 1, 2001:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Reported net income (loss) available to common shareholders	$19	$229	$(159)	$187
Accretion of mandatorily redeemable preferred stock	5	—	7	—
Dividend requirements on preferred stock held by AT&T, net	—	34	—	76

Net income (loss)	24	263	(152)	263
Cumulative effect of change in accounting principle, net of tax	—	—	(166)	—

Reported income before cumulative effect of change in accounting principle	24	263	14	263
Add back amortization, net of tax:
Goodwill	—	29	—	54
Licensing costs	—	58	—	116
Excess net book value of equity method investments	—	10	—	17

Adjusted income before cumulative effect of change in accounting principle	$24	$360	$14	$450

Basic and diluted earnings per share:
Reported net income (loss) available to common shareholders	$0.01	$0.09	$(0.06)	$0.07
Accretion of mandatorily redeemable preferred stock	—	—	—	—
Dividend requirements on preferred stock held by AT&T, net	—	0.01	—	0.03

Net income (loss)	0.01	0.10	(0.06)	0.10
Cumulative effect of change in accounting principle, net of tax	—	—	(0.06)	—

Reported income before cumulative effect of change in accounting principle	0.01	0.10	—	0.10
Add back amortization, net of tax:
Goodwill	—	0.01	—	0.02
Licensing costs	—	0.02	—	0.04
Excess net book value of equity method investments	—	—	—	—

Adjusted income before cumulative effect of change in accounting principle	$0.01	$0.13	$—	$0.16

     The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

Balance as of December 31, 2001	$4,712
Goodwill acquired during the six months ended June 30, 2002	2,684

Balance as of June 30, 2002	$7,396

     Amortizable intangible assets at June 30, 2002, consisted of customer lists of $705, net of accumulated amortization of $297. Customer lists are being amortized on a straight-line basis over five years. In accordance with the adoption of SFAS No. 142, AT&T Wireless Services re-assessed the useful life of its customer lists and determined that it continues to be appropriate. Pre-tax amortization expense associated with customer lists for the three and six months ended June 30, 2002, totaled $32 and $57, respectively. The aggregate pre-tax amortization expense associated with customer lists for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 are estimated to be $117, $119, $113, $86 and $26, respectively. Intangible assets with indefinite lives at June 30, 2002, consisted of licensing costs of $15,142.

     During the first quarter of 2002, AT&T Wireless Services recorded a cumulative effect of change in accounting principle of $166, net of tax, associated with its portion of transitional impairment losses recognized by its equity method investments upon adoption of SFAS No. 142. The losses recognized by its equity method investments included $159, net of tax, associated with impairments of licensing costs and $7, net of tax, associated with a goodwill impairment. The impairments of licensing costs were based upon the fair value of the licenses using discounted cash flow models as compared to the net book value of the licenses. The goodwill impairment was based upon market capitalization of the equity method investment relative to the net book value of the entity.

PROVISION FOR INCOME TAXES

     During the first quarter of 2002, AT&T Wireless Services changed its accounting for the calculation of the intraperiod income tax allocation. Effective with the first quarter of 2002, AT&T Wireless Services began estimating its annual effective income tax rates for continuing operations (excluding net equity (losses) earnings from investments in unconsolidated subsidiaries) and net equity (losses) earnings from investments in unconsolidated subsidiaries separately. In prior years, AT&T Wireless Services had estimated one combined annual effective income tax rate for continuing operations (including net equity (losses) earnings from investments in unconsolidated subsidiaries), then allocated a portion of the resulting tax provision or benefit to net equity (losses) earnings from investments in unconsolidated subsidiaries. This change has no impact to AT&T Wireless Services’ annual income tax provision or benefit; it merely impacts the allocation of the full year’s income tax provision to interim periods. AT&T Wireless Services believes this change results in a more accurate estimate of the intraperiod allocation of the tax provision or benefit. If the new intraperiod allocation methodology had been implemented January 1, 2001, the impact to the three and six months ended June 30, 2001, would have been an increase to net equity earnings from investments in unconsolidated subsidiaries and income from continuing operations available to common shareholders of $22 and $28, respectively, and an increase to income from continuing operations available to common shareholders per basic and diluted share of $0.01 for both periods.

VALUATION OF LONG-LIVED ASSETS

     Effective January 1, 2002, AT&T Wireless Services adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. AT&T Wireless Services’ initial adoption of this statement did not have a material impact on AT&T Wireless Services’ results of operations, financial position or cash flows.

GAINS (LOSSES) ON EARLY EXTINGUISHMENT OF DEBT

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from the early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, will now be used to classify those gains and losses. AT&T Wireless Services elected to early adopt this statement effective April 1, 2002. As a result of the early adoption of this statement, AT&T Wireless Services reclassified the $10 pre-tax extraordinary loss on early extinguishment of debt recognized during the first quarter of 2002 to other income (expense), and reclassified the related $4 tax benefit to provision for income taxes. Other income (expense) for the three months ended June 30, 2002 included $10 of pre-tax losses on early extinguishments of debt.

RECLASSIFICATIONS AND RESTATEMENTS

     Certain reclassifications have been made to prior year amounts to conform to current year presentations. Prior year periods have been restated to reflect the results of the fixed wireless business as discontinued operations (see Note (c)). In addition, as discussed above, the extraordinary loss on early extinguishment of debt recognized during the first quarter of 2002 was reclassified to continuing operations.

(c) DISCONTINUED OPERATIONS

     In December 2001, AT&T Wireless Services finalized plans and received approval from its board of directors to exit the fixed wireless business. This decision resulted in a pre-tax charge during the fourth quarter of 2001 of $1.3 billion, reflecting a write-down of the assets and the impact of phased exit charges. AT&T Wireless Services anticipates that disposal of the fixed wireless business will be completed during the third quarter of 2002.

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

     Revenue for discontinued operations was $0 and $4 for the three months ended June 30, 2002 and 2001, respectively, and $1 and $6 for the six months ended June 30, 2002 and 2001, respectively. Assets of discontinued operations were $36 and $88 at June 30, 2002, and December 31, 2001, respectively. The liabilities of the fixed wireless business, including liabilities associated with the disposal and phased exit charges of the fixed wireless business, are not reflected within discontinued operations on AT&T Wireless Services’ consolidated condensed balance sheets, as these liabilities have not been assumed by third parties. Accordingly, the cash flows associated with the disposal and phased exit charges have been reflected as cash used by operating activities of AT&T Wireless Services’ continuing operations. The loss on disposal of discontinued business recorded in the fourth quarter of 2001 included $74 for estimated pre-tax losses during the phase-out period, which were all recognized as of June 30, 2002.

     During the first and second quarters of 2002, AT&T Wireless Services recorded after-tax gains on disposal of the fixed wireless business totaling $12 and $27, respectively. The gains recorded during the first and second quarters consisted of adjustments to the recoverability of assets and accruals associated with exit costs from the fixed wireless business.

     On February 12, 2002, AT&T Wireless Services completed the sale of certain fixed wireless assets to Netro Corporation (Netro), a company that is engaged in a business substantially different from AT&T Wireless Services’ fixed wireless business. Netro paid $16 in cash and 8.2 million shares of Netro common stock to acquire a license to intellectual property, equipment and proprietary software assets. As a result of the transaction, AT&T Wireless Services now owns approximately 13.5% of Netro’s outstanding common stock.

(d) EARNINGS PER SHARE (EPS)

     Basic EPS for AT&T Wireless Services has been computed by dividing income (loss) from continuing operations available to common shareholders, income (loss) from discontinued operations, cumulative effect of change in accounting principle, and net income (loss) available to common shareholders, by the weighted average common shares outstanding for each period. Income (loss) from continuing operations available to common shareholders for each period includes income (loss) from continuing operations less accretion of mandatorily redeemable preferred stock and dividend requirements on preferred stock held by AT&T. Weighted average common shares outstanding for the three and six months ended June 30, 2001, assume that all of the shares outstanding effective with the split-off, including the 406 million common share equivalents issued to NTT DoCoMo Inc. (DoCoMo) in January 2001, were outstanding for those periods.

     Diluted EPS for AT&T Wireless Services has been computed by dividing income (loss) from continuing operations available to common shareholders, income (loss) from discontinued operations, cumulative effect of change in accounting principle, and net income (loss) available to common shareholders, by the weighted average common shares outstanding for each period, plus the effect of dilutive stock options. As the results of continuing operations available to common shareholders for both the three and six months ended June 30, 2002, was a loss, the effect of stock options for those periods was considered to be anti-dilutive and therefore not included in the calculation of diluted EPS for those periods. The dilutive effect of stock options for both the three and six months ended June 30, 2001, totaled 2 million. The effect of dilutive stock options was determined under the treasury stock method. As of June 30, 2002 and 2001, there were 220 million and 130 million, respectively, of AT&T Wireless Services common stock options outstanding as well as the 41.7 million common stock warrants issued to DoCoMo in January 2001, that were anti-dilutive, and therefore were not included in the calculation of diluted EPS.

(e) TELECORP PCS, INC. ACQUISITION

     On February 15, 2002, AT&T Wireless Services acquired the remaining 77% of TeleCorp PCS, Inc. (TeleCorp) that it did not previously own. The results of TeleCorp have been included in the consolidated condensed financial statements of AT&T Wireless Services since that date. As a result of the closing of the acquisition, AT&T Wireless Services no longer treats its previously owned interest in TeleCorp as an equity method investment. AT&T Wireless Services’ motivation for the purchase of TeleCorp was to increase its footprint in the United States where AT&T Wireless Services did not hold licenses through consolidated entities. TeleCorp provided wireless voice services, through 1900 megahertz licenses in portions of the Midwestern and Southeastern United States, which complemented AT&T Wireless Services’ footprint of licenses and service territory in the United States.

     The acquisition of TeleCorp is being accounted for in accordance with SFAS No. 141, “Business Combinations”. The aggregate purchase price totaled $2,414 including $2,266 of AT&T Wireless Services common stock issued (146 million shares), $133 of AT&T Wireless Services mandatorily redeemable preferred stock issued (233 thousand shares), and $15 in cash. In addition, 46 million common shares were issued to a consolidated subsidiary of AT&T Wireless Services that owned shares of TeleCorp. These treasury shares were retired during the second quarter of 2002. AT&T Wireless Services also assumed a fair value of $2,756 in debt. The fair value of the 146 million common shares issued was determined based upon the average market price of AT&T Wireless Services common stock over the 5-day trading period before and after the terms of the acquisition were agreed to and announced. The fair value of the mandatorily redeemable preferred stock issued was based upon the present value of future discounted cash flows as of the acquisition date.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. AT&T Wireless Services is currently in the process of determining the fair value of the property, plant and equipment acquired, and is in the process of obtaining a third-party valuation of the customer lists. As a result, AT&T Wireless Services may make further refinements to the allocation of the purchase price for these items, as well as certain operating accruals, including severance-related costs, in future periods.

Current assets	$408
Property, plant and equipment	807
Licensing costs	1,843
Goodwill	2,684
Customer lists	97
Long-term deferred tax asset	232
Other non-current assets	22

Total assets acquired	6,093
Current liabilities	451
Long-term debt	2,756
Other long-term liabilities	12

Total liabilities assumed	3,219
Other consideration	(460)

Net assets acquired	$2,414

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and licensing costs related to TeleCorp will not be amortized. Instead, AT&T Wireless Services will test these items for impairment as part of its periodic impairment test of total consolidated goodwill and total consolidated licensing costs. See Note (b). None of the goodwill recorded is deductible for tax purposes. Customer lists are being amortized over five years using a straight-line basis. Other consideration associated with the acquisition included the following items: (1) $208 of AT&T Wireless Services’ non-consolidated investment balance which represented its 23% ownership interest in TeleCorp immediately prior to the acquisition; (2) $318 of notes receivable made to

TeleCorp, including $100 made in January 2002, which, subsequent to the acquisition, were terminated; and (3) elimination of AT&T Wireless Services’ long-term and short-term liabilities totaling $66 associated with deferred brand revenue from TeleCorp which existed prior to the acquisition.

     The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2002 and the three and six months ended June 30, 2001, assume the TeleCorp acquisition had been completed on January 1, 2001:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,

	2001	2002	2001

	(Unaudited)	(Unaudited)
Revenue	$3,515	$7,606	$6,842
Income (loss) from continuing operations	$260	$(62)	$250
Income (loss) from continuing operations available to common shareholders per share — basic and diluted	$0.08	$(0.03)	$0.06
Net income (loss) available to common shareholders	$141	$(120)	$28
Net income (loss) available to common shareholders per share — basic and diluted	$0.05	$(0.04)	$0.01

     In conjunction with AT&T Wireless Services’ acquisition of TeleCorp, DoCoMo exercised its preemptive rights to acquire the maximum number of shares to which it was entitled to, pursuant to the Investor Agreement between AT&T Wireless Services and DoCoMo. As a result, AT&T Wireless Services issued 26.7 million shares to DoCoMo in February 2002 and recorded cash proceeds of $382.

(f) OTHER ACQUISITIONS

     On April 1, 2002, AT&T Wireless Services completed its acquisition of the remaining 49% minority interest in the Philadelphia market owned by Exelon Corp. for $285 in cash. In addition, during the first quarter of 2002, Exelon Corp. made a capital contribution of demand notes in the net amount of $85 payable by AT&T Wireless Services to Exelon Corp., resulting in AT&T Wireless Services’ due on demand notes payable being reclassified to minority interest as an equity contribution during the first quarter of 2002. The acquisition of the remaining 49% interest was treated as a step-acquisition, in accordance with SFAS No. 141, “Business Combinations”. The following table summarizes the estimated fair value step-up for the 49% of the assets acquired as of the date of the acquisition. Other consideration includes the reduction of the minority interest liability previously recorded by AT&T Wireless Services as this market was consolidated by AT&T Wireless Services prior to the acquisition of the remaining 49% interest.

Licensing costs	$170
Customer lists	31

Total assets acquired	$201
Other consideration	84

Net assets acquired	$285

(g) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

     During the second quarter of 2002, AT&T Wireless Services recognized a $120 pre-tax impairment loss within net equity (losses) earnings from investments in unconsolidated subsidiaries associated with its equity investment in ACC Acquisitions, LLC, which is the parent company of American Cellular Corporation. This impairment represents a write-off of our remaining equity investment balance. The impairment loss was recognized during the second quarter of 2002 due to a reassessment of the value of AT&T Wireless Services’ investment as a result of American Cellular Corporation’s failure to comply with the total debt leverage ratio covenant contained in American Cellular’s bank credit facility.

     During the first quarter of 2002, AT&T Wireless Services advanced an aggregate of $251 to Cascade Wireless, LLC an entity controlled by Wayne Perry, who at that time was one of AT&T Wireless Services’ board members, pursuant to contractual obligations entered into prior to Mr. Perry joining AT&T Wireless Services’ board. Cascade Wireless used these proceeds to finance the acquisition from third parties of license spectrum that AT&T Wireless Services was not eligible to own, as well as to fund operating requirements of Cascade Wireless.

(h) LONG-TERM DEBT

     Additions to long-term debt due to others during the six months ended June 30, 2002, consisted of the following:

AT&T Wireless Services’ Senior Notes:

     On April 16, 2002, AT&T Wireless Services completed a registered public offering of $3.0 billion of Senior Notes. The Senior Notes are unsecured, ranking equally with AT&T Wireless Services’ other unsecured indebtedness, with $250 maturing on April 18, 2005, $750 maturing on May 1, 2007, and $2.0 billion maturing on May 1, 2012. The notes pay interest semiannually at fixed rates ranging from 6.875% to 8.125% per annum and include customary covenants. AT&T Wireless Services had $48 of interest expense associated with these notes for both the three and six months ended June 30, 2002.

TeleCorp Wireless, Inc. 10 5/8% Senior Subordinated Notes:

     In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiary, TeleCorp Wireless, Inc., and recorded this debt at its fair value as of the date of the TeleCorp acquisition. As of June 30, 2002, AT&T Wireless Services’ consolidated condensed balance sheet included $319 of TeleCorp Wireless, Inc. 10 5/8% Senior Subordinated Notes, which reflected the repayment of the 35% redeemed during the second quarter of 2002. The notes have an aggregate principle amount of $292 and mature on July 15, 2010, unless previously redeemed by TeleCorp Wireless, Inc. The notes pay interest semiannually and require compliance with customary financial covenants. The notes are guaranteed by AT&T Wireless Services and TeleCorp Wireless, Inc.’s wholly owned subsidiary, TeleCorp Communications, Inc. The notes are subject to optional redemption on or after July 15, 2005. In April 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35%, or $158 in aggregate principal amount at maturity of the TeleCorp Wireless, Inc. 10 5/8% Senior Subordinated Notes for $174, in accordance with the early redemption provisions of the indenture. The notes were redeemed in May 2002 with cash balances of TeleCorp Wireless, Inc., which were received from AT&T Wireless Services’ purchase of additional equity in TeleCorp Wireless, Inc.

TeleCorp Wireless, Inc. 11 5/8% Senior Subordinated Discount Notes:

     In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiary, TeleCorp Wireless, Inc. and recorded this debt at its fair value as of the date of the TeleCorp acquisition. As of June 30, 2002, AT&T Wireless Services’ consolidated condensed balance sheet included $327 of TeleCorp Wireless, Inc. 11 5/8% Senior Subordinated Discount Notes, which reflected the repayment of the 35% redeemed during the second quarter of 2002. The notes have an aggregate principle amount at maturity of $374 and mature on April 15, 2009, unless previously redeemed by TeleCorp Wireless, Inc. As interest accrues, it is added to the principal as an increase to interest expense and the carrying value of the notes until April 15, 2004. TeleCorp Wireless, Inc. will begin paying interest semiannually beginning October 15, 2004. The notes require compliance with customary financial covenants. The notes are guaranteed by AT&T Wireless Services and TeleCorp Wireless, Inc.’s wholly owned subsidiary, TeleCorp Communications, Inc. The notes are subject to optional redemption on or after April 15, 2004. In March 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35%, or $201 in aggregate principal amount at maturity of the TeleCorp Wireless, Inc. outstanding notes for $179, in accordance with the early redemption provisions of the indenture. The notes were redeemed in April 2002 with cash balances of TeleCorp Wireless, Inc., which were received from AT&T Wireless Services’ purchase of additional equity in TeleCorp Wireless, Inc.

Tritel PCS, Inc. 10 3/8% Senior Subordinated Notes:

     In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiary, Tritel PCS, Inc. and recorded this debt at its fair value as of the date of the TeleCorp acquisition. As of June 30, 2002, AT&T Wireless Services’ consolidated condensed balance sheet included $319 of Tritel PCS, Inc. 10 3/8% Senior Subordinated Notes, which reflected the repayment of the 35% redeemed during the second quarter of 2002. The notes have an aggregate principle amount at maturity of $292 and mature on January 15, 2011, unless previously redeemed by Tritel PCS, Inc. The notes pay interest semiannually and require compliance with customary financial covenants. The notes are guaranteed by AT&T Wireless Services, Tritel, Inc. (Tritel PCS, Inc.’s parent company), and by Tritel PCS, Inc.’s wholly owned subsidiaries Tritel Communications, Inc. and Tritel Finance, Inc. The notes are subject to optional redemption on or after January 15, 2006. In April 2002, Tritel PCS, Inc. exercised its option to redeem 35%, or $158 in aggregate principal amount at maturity, of the Tritel PCS, Inc. 10 3/8% Senior Subordinated Notes for $174, in accordance with the early redemption provisions of the indenture. These notes were redeemed in May 2002 with cash balances of Tritel PCS, Inc., which were received from AT&T Wireless Services’ purchase of additional equity in Tritel PCS, Inc.

Tritel PCS, Inc. 12 3/4% Senior Subordinated Discount Notes:

     In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiary, Tritel PCS, Inc. and recorded this debt at its fair value as of the date of the TeleCorp acquisition. As of June 30, 2002, AT&T Wireless Services’

consolidated condensed balance sheet included $211 of Tritel PCS, Inc. 12 3/4% Senior Subordinated Discount Notes, which reflected the repayment of the 35% redeemed during the second quarter of 2002. The notes have an aggregate principal amount of $242 and mature on May 15, 2009, unless previously redeemed by Tritel PCS, Inc. As interest accrues, it is added to the principal as an increase to interest expense and the carrying value of the notes until May 15, 2004. Tritel PCS, Inc. will begin paying interest semiannually on November 15, 2004. The notes require compliance with customary financial covenants. The notes are guaranteed by AT&T Wireless Services, Tritel, Inc. (Tritel PCS, Inc.’s parent company), and by Tritel PCS, Inc.’s wholly owned subsidiaries Tritel Communications, Inc. and Tritel Finance, Inc. The notes are subject to optional redemption on or after May 15, 2004. In April 2002, Tritel PCS, Inc. exercised its option to redeem 35%, or $130 in aggregate principal amount at maturity of the Tritel PCS, Inc. 12 3/4% Senior Subordinated Discount Notes for $115, in accordance with the early redemption provisions of the indenture. These notes were redeemed in May 2002 with cash balances of Tritel PCS, Inc., which were received from AT&T Wireless Services’ purchase of additional equity in Tritel PCS, Inc.

     On May 10, 2002, AT&T Wireless Services guaranteed the repayment of the interest and principal of the TeleCorp Wireless, Inc. and Tritel PCS, Inc. senior subordinated obligations in the event of default. This guarantee ranks pari passu with the senior unsecured obligations of AT&T Wireless Services.

     Both TeleCorp Wireless, Inc. and Tritel PCS, Inc. are consolidated operating subsidiaries of AT&T Wireless Services. Provisions of the notes, described above, limit the use of cash and cash equivalents of each subsidiary to the operations of the subsidiary. At June 30, 2002, “Cash and cash equivalents” on AT&T Wireless Services’ consolidated condensed balance sheet included a combined $186 of cash and cash equivalents that are held by TeleCorp Wireless, Inc. and Tritel PCS, Inc.

Repayments of Long-term debt:

     In addition to the TeleCorp Wireless, Inc. and Tritel PCS, Inc. Senior Subordinated Notes and Senior Subordinated Discount Notes, AT&T Wireless Services assumed debt of TeleCorp Wireless, Inc. and Tritel PCS, Inc. related to their Senior Credit Facilities, vendor financings and Federal Communications Commission debt. In February 2002, subsequent to the acquisition of TeleCorp, AT&T Wireless Services, Inc. purchased additional equity in TeleCorp. TeleCorp contributed $955 in total to TeleCorp Wireless, Inc. and Tritel PCS, Inc. The contributions were subsequently utilized by TeleCorp Wireless, Inc. and Tritel PCS, Inc. to repay all amounts outstanding, including principal, interest and related fees, under their Senior Credit Facilities and Federal Communications Commission debt. TeleCorp Wireless, Inc. and Tritel PCS, Inc. repaid approximately $20 associated with the cancellation of interest rate swap agreements. In addition, AT&T Wireless Services repaid $53 of outstanding principal and interest of vendor financings owed by TeleCorp Wireless, Inc.

Accounts Receivable Securitization program:

     On March 1, 2002, AT&T Wireless Services initiated a three-year accounts receivable securitization program. The program will allow for up to $1.2 billion of financing, to be collateralized by subscriber trade accounts receivable. Under the program, AT&T Wireless Services can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary of AT&T Wireless Services. The wholly owned subsidiary of AT&T Wireless Services would then sell an undivided interest in such receivables to an unrelated third-party financing entity. The financing is subject to program fees, payable monthly, including fees based on the outstanding borrowed amount. This financing arrangement is to be used for general corporate purposes, is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event that AT&T Wireless Services does not maintain a minimum credit rating associated with its Senior Notes. As of June 30, 2002, there were no amounts outstanding under this financing arrangement.

Renewal of Credit Facility:

     On March 19, 2002, AT&T Wireless Services renewed its $1.25 billion 364-day Competitive Advance and Revolving Credit Facility. There were no material revisions to the original terms of the credit facility except for a collateral increase of $500 to allow for the accounts receivable securitization program noted above. No amounts had been borrowed under the facility as of June 30, 2002.

(i) DERIVATIVE FINANCIAL INSTRUMENTS

     As of June 30, 2002, AT&T Wireless Services had entered into interest rate swaps with a total notional value of $2.8 billion, including $2.1 billion entered into during the second quarter of 2002. On a semiannual basis, AT&T Wireless Services pays a floating rate of interest equal to the six month LIBOR plus a fixed spread and receives a fixed rate in return ranging from 6.875% to 8.125%. The swaps were entered into as hedges of the fair value of $1.0 billion of the 7.35% Senior Notes due March 2006, $250 of the 6.875% Senior Notes due April 2005, $750 of the 7.5% Senior Notes due May 2007, and $800 of the 8.125% Senior Notes due May 2012, and expire on the notes’ respective maturity dates. Hedge ineffectiveness, as determined in accordance with SFAS No. 133,

“Accounting for Derivative Instruments and Hedging Activities”, had no impact on AT&T Wireless Services’ results of operations for the three and six months ended June 30, 2002. No fair value hedges were derecognized or discontinued during the three and six months ended June 30, 2002.

(j) COMMITMENTS

     During the first quarter of 2002, AT&T Wireless Services funded $251 to Cascade Wireless, LLC for spectrum acquisitions and operational funding requirements, fully satisfying its commitment.

     AT&T Wireless Services has various purchase commitments for network equipment as well as handsets related to the development of its next-generation strategy. Those commitments totaled $1.3 billion as of June 30, 2002, with payments to be made between 2002 and 2004.

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

     During November 2000, AT&T Wireless Services joined with others in the formation of a venture, Alaska Native Wireless (ANW), which participated in the Federal Communication Commission’s (FCC) Auction 35 of licensed spectrum in the 1900 megahertz band, which is used to provide wireless services. In January 2001, the auction was completed, and ANW was the high bidder on approximately $2.9 billion in licenses. AT&T Wireless Services has committed to fund $2.6 billion to ANW for ANW’s purchase of licenses. On March 4, 2002, the FCC granted to ANW some of the licenses on which it was the high bidder, which required the payment of $90 by ANW, which was funded by AT&T Wireless Services during the first quarter of 2002. As of June 30, 2002, AT&T Wireless Services had funded approximately $400 of the $2.6 billion commitment through a combination of a non-controlling equity interest and debt securities of ANW. AT&T Wireless Services is not obligated to fund the remaining approximately $2.2 billion unless and until the remaining licenses are granted. If required, this funding would take the form of convertible and non-convertible notes of ANW. At the fifth anniversary of the first date on which licenses won in the auction were granted to ANW, and in addition to other means by which they may transfer their interests, the other owners of ANW have the right to require AT&T Wireless Services to purchase their equity interests. If this right were exercised five years after the initial license grant, which occurred in March 2002, the purchase price would be up to approximately $1.1 billion and would be payable, at AT&T Wireless Services’ option, in cash or marketable securities. The right to require AT&T Wireless Services to purchase these interests may be exercised before the five-year anniversary of the license grant if the conditions of certain FCC regulations restricting the free transferability of certain licenses offered in this auction are met earlier. If the right was exercised earlier, the purchase price would be calculated in generally the same way as if exercised at five years, except that a discount would be applied. In certain circumstances, if a winning bid of ANW is rejected or if any license granted to ANW is revoked, AT&T Wireless Services would be obligated to compensate other owners for making capital available to the venture. AT&T Wireless Services does not believe the amount of any such compensation, if it were required, would be material. In June 2001, a federal appeals court ruled that the FCC had acted improperly in repossessing from NextWave Telecom, Inc. most of the spectrum offered in the auction. The United States Supreme Court has ruled that it will hear an appeal of that decision. On April 29, 2002, ANW received a refund of $473 that it had previously submitted as part of the down payment for licenses on which it was the high bidder.

     In conjunction with the split-off from AT&T, AT&T Wireless Services entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, AT&T Wireless Services is required to purchase wholesale long-distance services it provides to its customers in an amount equal to its 2001 actual purchases for each of five years, beginning with the date of split-off. AT&T Wireless Services is required to pay AT&T any shortfall in cumulative usage at the rate of $0.01 per minute at the end of the five-year period. AT&T Wireless Services’ maximum remaining commitment as of June 30, 2002, was approximately $435. As of June 30, 2002, AT&T Wireless Services had fulfilled the first year’s commitment under the agreement. AT&T Wireless Services is also required to purchase long-distance services associated with its administrative phone usage equal to $70 for each of three years following the split-off. As of June 30, 2002, AT&T Wireless Services had fulfilled all of the first year’s commitment under the agreement. In addition, AT&T Wireless Services is required to purchase certain network data services from AT&T in an amount equal to $41 for each of the three years following the split-off. AT&T Wireless Services had fulfilled all of the first year’s data commitment under the agreement as of June 30, 2002.

     AT&T Wireless Services has agreements with other wireless carriers regarding subscriber activity on other carriers’ wireless systems. These agreements establish general terms and charges for system usage, and in some cases also establish minimum usage requirements.

     AT&T Wireless Services has commitments with local exchange carriers for dedicated leased lines. The original terms of these commitments vary from month-to-month up to five years. AT&T Wireless Services incurred approximately $104 and $205 during the three and six months ended June 30, 2002, respectively, related to these dedicated transport commitments. AT&T Wireless Services also has various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business, which are not significant individually, nor in the aggregate.

(k) CONTINGENCIES

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

     Several other class action or representative lawsuits have been filed against AT&T Wireless Services that allege, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to AT&T Wireless Services billing practices (including rounding up of partial minutes of use to full minute increments and billing send to end), coverage, dropped calls, antitrust, and/or mistaken bills. Although the plaintiffs in these cases have not specified alleged damages, the damages in two of the cases are alleged to exceed $100. One of these two cases has alleged that, collectively, the major wireless carriers in California are responsible for damages in excess of $1.2 billion. Settlement negotiations are ongoing in both cases.

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

     Stockholders of a former competitor of AT&T Wireless Services’ air-to-ground business are plaintiffs in a lawsuit filed in 1993, alleging that AT&T Wireless Services breached a confidentiality agreement, used trade secrets to unfairly compete, and tortiously interfered with the business and potential business of the competitor. Plaintiffs have asserted claims for damages totaling $8.2 billion. AT&T Wireless Services obtained partial summary judgment and then prevailed on the remainder of the claims at a trial on the validity of a release of plaintiffs’ claims. Final judgment was entered against plaintiffs on their claims, and plaintiffs appealed. On appeal, the Appellate Court of Illinois, Second District, reversed and remanded the case for trial indicating that certain issues decided by the judge needed to be resolved by a jury.

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

     In the past several months, AT&T Wireless Services has received a series of payments from MCI WorldCom Network Services, Inc., as part of a pre-existing reseller’s contract and a letter agreement. WorldCom filed for bankruptcy under Chapter 11 of the Bankruptcy Code on July 21, 2002. Neither WorldCom nor the Bankruptcy Court has asserted a preference liability claim to any of these payments.

     The ultimate outcome of these claims and actions cannot be predicted with certainty, and accordingly, the aggregate ultimate liability of AT&T Wireless Services under these claims and actions was not determinable at June 30, 2002. It is the opinion of AT&T Wireless Services’ management that it is not probable that the resolution of such lawsuits will have a material adverse impact on AT&T Wireless Services’ consolidated condensed financial statements.

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

(l) RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. AT&T Wireless Services will be required to adopt this statement no later than January 1, 2003. AT&T Wireless Services is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. AT&T Wireless Services will be required to adopt this statement no later than January 1, 2003. AT&T Wireless Services is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

(m) SUBSEQUENT EVENTS

     On July 25, 2002 AT&T Wireless Services and Triton PCS, Inc. signed an agreement pursuant to which AT&T Wireless Services has agreed to sell certain wireless licenses in Norfolk, Richmond and Roanoke, Virginia to Triton PCS, Inc. for $65 in cash. AT&T Wireless Services owns approximately 16% of Triton PCS, Inc. The transaction, which is subject to certain conditions and regulatory approvals, is expected to close in the second half of 2002. AT&T Wireless Services expects to recognize a pre-tax gain of approximately $35 upon closing of the sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying notes included elsewhere in this report. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below, those discussed elsewhere in this report and those discussed under “Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings made with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

OVERVIEW

     We are one of the largest wireless communications service providers in the U.S. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless services. As of June 30, 2002, we had nearly 20 million consolidated subscribers. For the six months ended June 30, 2002, we had over $7.5 billion of total consolidated revenues.

     We operate one of the largest U.S. digital wireless networks. As of June 30, 2002, we and our affiliates held 850 megahertz and 1900 megahertz licenses to provide wireless services covering approximately 99% of the U.S. population. At the same date, we and our affiliates were providing service in markets including approximately 78% of the U.S. population and in all 50 of the largest U.S. metropolitan areas. We intend to expand our networks to enable us to provide service directly through our own network in markets covering approximately 75% of the U.S. population, and to continue to increase the quality of our services in those markets, principally through new network construction. We supplement our operations with roaming agreements that allow our subscribers to use other providers’ networks, including those of our affiliates, in markets not served by our networks. With these roaming agreements, we are able to offer customers wireless services covering over 95% of the U.S. population.

     We currently provide voice services principally over our network which uses time division multiple access, or TDMA, as its signal transmission technology. Through the second quarter of 2002, we also continued to deploy, as an overlay over our TDMA network, a separate network using signal transmission technology known as global system for mobile communications, or GSM, and general packet radio service, or GPRS. We have installed GSM/GPRS equipment in selected areas within approximately 80% of the markets where we are currently providing services on our TDMA network. Our GSM/GPRS network is capable of carrying voice and data traffic.

SUMMARY OF FINANCIAL PERFORMANCE

     Services revenue for the second quarter was $3,625 million, a 16.1% or $502 million increase from the second quarter of 2001. Our average revenue per user per month (ARPU) of $60.40 increased 3.1% over the first quarter of 2002 as a result of seasonality and a continued increase in average minutes of use (MOUs) per subscriber per month. MOUs per subscriber increased to 482 average minutes per subscriber per month for the second quarter of 2002, up from 430 average minutes per subscriber per month during the first quarter of 2002. ARPU for the second quarter of 2002 declined 5.3% versus the prior year quarter, driven by continued competitive pricing within the wireless industry and expansion of our customer base to include customers on lower rate plans. We instituted several revenue enhancement programs during the second quarter of 2002, including changing our peak and off-peak hours to be in line with our competition, increasing long-distance rates, and allowing more of our customers access to international dialing. These programs, along with additional programs we intend to introduce during the second half of 2002, will need to be successful in order for us to stabilize our ARPU over the balance of the year and continue to grow services revenue.

     Cash cost per user (CCPU) declined to $31.40 for the second quarter of 2002, or 4.0% below the prior year quarter. The decline in our CCPU for the second quarter was attributed to a continued focus on cost reduction efforts, primarily related to roaming expenses and selling, general and administrative expenses, including information technology, and customer care and retention costs. This decline was partially offset by an increase in per user network costs largely associated with the aforementioned MOU growth. Additionally, our CCPU was negatively impacted by increased allowances for bad debt recorded during the second quarter related to WorldCom.

     EBITDA, defined as operating income excluding depreciation and amortization, grew to $1,019 million for the second quarter of 2002, up 19.2% versus the prior year quarter, as the improvement in the costs to serve our existing customer base more than offset our higher customer acquisition costs. EBITDA was negatively impacted by an increased provision for bad debt recorded in the quarter of approximately $50 million associated with the increase in our allowance for uncollected receivables from WorldCom. Our ability to continue to grow 2002 EBITDA faster than our revenues will be dependent upon a number of factors, including the success of our revenue enhancement programs, our continued ability to further reduce costs, and our ability to retain WorldCom wireless customers as our subscribers.

     In the second quarter of 2002 we increased consolidated subscribers by 417 thousand. We ended the quarter with nearly 20 million consolidated subscribers, a 21.6% increase over the prior year quarter. Subscriber growth in our non-reseller sales channels was partially offset by a decrease of approximately 100 thousand customers in our WorldCom resale channel. During the second quarter, WorldCom announced its intention to exit the wireless reseller business. Subsequent to the announcement, new subscriber additions from WorldCom slowed dramatically and deactivations of their customers rose significantly.

     As of July, we had approximately 600 thousand subscribers that were WorldCom wireless customers. We have reached an agreement with WorldCom to transition a portion of those subscribers to become our direct customers. We anticipate that a significant percentage of these WorldCom customers will not become our direct customers. This, along with slower projected growth for the industry and continued fierce competition, will negatively impact our churn, net subscriber additions, revenues and costs for the balance of 2002. WorldCom’s exit from the wireless resale business may also adversely affect our cost per gross subscriber addition (CPGA), as they have been our lowest cost customer acquisition channel.

     Slower projected growth in the wireless industry’s overall net subscriber additions for the year, as well as the additional deactivations which we will experience as a result of the WorldCom customer base that will not become our direct customers will put pressure on our ability to sustain net subscriber growth for full year 2002, particularly during the third quarter. We expect our net subscriber additions during the third quarter to be significantly lower than our second quarter net subscriber additions.

     The cost of acquiring new subscribers as measured by CPGA, rose to $383 in the quarter ended June 30, 2002, compared to $332 for the quarter ended June 30, 2001. CPGA also increased from our first quarter CPGA of $367. The increase in CPGA was due to a decline in the number of gross customer acquisitions, which resulted in our fixed costs associated with acquiring customers (such as costs relating to our sales force, advertising, and retail facilities) being spread over a smaller number of acquired customers. CPGA also increased from the prior year quarter as a result of per-add increases in variable costs of our CPGA, including equipment subsidies and sales commissions, as well as the inclusion of higher cost TeleCorp gross additions.

     Our churn rate for the second quarter of 2002 was 2.4%, down from 2.6% in the first quarter of 2002 and 2.9% in the second quarter of last year. Churn for the second quarter would have been even lower, had it not been for the significant deactivations we experienced in the quarter related to the WorldCom resellers. Lowering our churn rate is important as the cost of acquiring new customers is generally much higher than the cost of retaining existing customers. The churn improvements in the second quarter can be attributed to company wide customer retention efforts that we began implementing during 2001, which continued into the second quarter of 2002. Included in these retention initiatives was a focused effort to migrate our existing postpaid customer base to more optimal calling plans based on their needs, often resulting in contract extensions.

     Our GSM build-out and launch remain on schedule and on budget. GSM equipment is installed in selected areas within approximately 80% of the markets where we are currently providing services on our TDMA network. We currently offer GSM service in over 40 of the top 100 U.S. markets, and further market launches will continue into 2003. Combining our GSM network with our GSM roaming arrangements, we are able to offer our customers GSM services covering approximately 50% of the U.S. population.

BACKGROUND

     On October 25, 2000, AT&T Corp. (AT&T) announced a restructuring plan, stating its intention to create a separate company for its wireless services businesses, named AT&T Wireless Services, Inc., termed “the split-off.” AT&T Wireless Services includes substantially the same assets and liabilities that were represented by AT&T Wireless Group tracking stock, which AT&T created on April 27, 2000. In conjunction with the offering of AT&T Wireless Group tracking stock in April 2000, 15.6%, or 360 million shares, of AT&T Wireless Group tracking stock were sold at an offering price of $29.50 per share. AT&T Wireless Group tracking stock was a class of AT&T common stock, which was intended to provide holders with financial returns based on the financial performance and economic value of AT&T’s wireless services businesses.

     During May 2001, AT&T completed an exchange offer, which allowed AT&T common shareholders to exchange shares of AT&T common stock for shares of AT&T Wireless Group tracking stock. Approximately 372.2 million shares of AT&T common stock were tendered in exchange for approximately 437.7 million shares of AT&T Wireless Group tracking stock, at an exchange ratio of 1.176 shares of AT&T Wireless Group tracking stock for each validly tendered share of AT&T common stock.

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

TELECORP PCS, INC. ACQUISITION

     On February 15, 2002, we acquired the 77% of TeleCorp PCS, Inc. (TeleCorp) that we did not already own by issuing 146 million additional AT&T Wireless Services common shares and assuming a fair value of $2.5 billion in net debt and $133 million in preferred securities. This transaction resulted in our adding consolidated markets covering a population base of approximately 30 million in 14 states and adding over 800 thousand consolidated subscribers as of the acquisition date.

     Simultaneously with the transaction closing, NTT DoCoMo purchased 26.7 million shares of AT&T Wireless Services common shares directly from us consistent with its rights to maintain an approximate 16% equity interest in us. The price per share was $14.28, which was the average price of AT&T Wireless Services common shares over the 30 trading days immediately preceding their election to purchase the shares. We received $382 million in cash for the additional shares issued to NTT DoCoMo.

EXIT OF FIXED WIRELESS BUSINESS

     In December 2001, we finalized plans and received approval from our board of directors to exit the fixed wireless business. This decision resulted in a pre-tax charge of $1.3 billion during the fourth quarter of 2001, reflecting a write-down of the assets and the impact of phased exit charges. During the first quarter of 2002, we completed the sale of certain fixed wireless assets to Netro Corporation (Netro), a company that is engaged in a business substantially different from our fixed wireless business. Netro paid $16 million in cash and 8.2 million shares of Netro common stock to acquire a license to intellectual property, equipment and proprietary software assets. During the first and second quarters of 2002, we recorded after-tax gains on disposal of the fixed wireless business totaling $12 million and $27 million, respectively. The gains recorded during the first and second quarters consisted of adjustments to the recoverability of assets and accruals associated with exit costs from the fixed wireless business. We anticipate that disposal of the fixed wireless business will be completed during the third quarter of 2002.

     The following discussion describes the financial condition and results of operations of AT&T Wireless Services. This discussion includes the effect of certain other subsidiaries, assets and liabilities of AT&T that constituted AT&T Wireless Group. AT&T has contributed to us all of the subsidiaries, assets and liabilities that constituted AT&T Wireless Group. Consistent with our historical financial statements, we have treated these contributions and related transactions in a manner similar to a pooling of interests and we have assumed these contributions and related transactions were completed in historical periods prior to the split-off by the legal entity AT&T Wireless Services.

CONSOLIDATED RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying notes included elsewhere in the report and provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations for the three and six months ended June 30, 2002, and 2001, and financial condition as of June 30, 2002 and December 31, 2001. The quarter-over-quarter and year-to-date results comparisons are affected by the closing of the TeleCorp acquisition on February 15, 2002. The results of TeleCorp have been included in our consolidated financial results since that date. The results of our discontinued fixed wireless business are discussed within “Loss per share from discontinued operations.” As a result of our discontinuation of the fixed wireless business, we operate in a single line of business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion and analysis is based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities, during the periods reported. Estimates are used when accounting for certain items such as unbilled revenues, allowance for doubtful accounts, sales and marketing programs and incentives, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments and intangible assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Additionally, estimates are used when recording the fair values of assets and liabilities assumed in a purchase business combination, such as our acquisition of TeleCorp, which closed in February 2002. Further adjustments to the purchase price allocations may be made as additional information becomes available.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which provides accounting and reporting standards for acquired intangible assets. Under this statement, goodwill and other intangible assets with indefinite useful lives are no longer amortized, but will be tested for impairment at least annually. The determination of fair value is critical to assessing impairments under SFAS No. 142 and includes significant assumptions and estimates. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below it’s carrying value. These events or circumstances would include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, or other factors. A continued decline in our stock price could trigger the need for impairment tests of goodwill between annual tests. Other indefinite-lived intangible assets shall be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. We intend to complete our annual impairment test for both goodwill and licensing costs during the third quarter of 2002, using methodologies consistent with those applied for our transitional impairment tests performed as of January 1, 2002. These impairment tests could result in impairment charges during the third quarter. At June 30, 2002, the carrying values of goodwill and licensing costs were $7,396 million and $15,142 million, respectively. Additionally, we could recognize losses in future periods associated with our equity method investments’ impairment tests associated with their goodwill and other indefinite-lived intangible assets, including licensing costs. The adoption of this statement had a material impact to our results of operations. Had this statement been applied as of January 1, 2001, our income before cumulative effect of change in accounting principle would have been higher by $0.03 per share and $0.06 per share for the three and six months ended June 30, 2001, respectively. Upon adoption, we were required to complete a transitional impairment test related to our consolidated goodwill and other indefinite-lived intangible assets, including licensing costs, and recorded no impairment charges. Upon adoption of this standard, our equity method investments recorded impairments that resulted in proportionate charges to our operations totaling $166 million, after-tax, or $(0.06) per share. We recognized the charges as a cumulative effect of a change in accounting principle during the first quarter of 2002.

     Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Our initial adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, will now be used to classify those gains and losses. We elected to early adopt this statement effective April 1, 2002. As a result of the early adoption of this statement, we reclassified the $10 million pre-tax extraordinary loss on early extinguishment of debt recognized during the first quarter of 2002 to other income (expense), and reclassified the related $4 million tax benefit to provision for income taxes. Other income (expense) for the three months ended June 30, 2002 included $10 million of pre-tax losses on early extinguishments of debt.

For more information on our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10K.

THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

Revenue

     Total revenue includes services revenue and equipment revenue. Services revenue primarily includes monthly recurring charges, airtime and toll usage charges, and roaming charges billed to both our customers and other wireless service providers. Services revenue is recognized based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. Amounts collected for services billed in advance of the service period are recorded as unearned revenue and are recognized when earned. Customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized over the estimated customer relationship period. Services revenue primarily comes from voice services. Revenue from data services has not been material in any of the periods presented. We do not anticipate that revenue from data services will be material to our overall services revenue during 2002, nor can we give any assurance that it will become material in subsequent periods. Equipment revenue primarily comes from the sale of wireless handsets and accessories. We generally sell handsets to our subscribers and distributors at or below our cost. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer or distributor, as this is considered to be a separate earnings process from the sale of wireless services.

     Total revenue increased 15.8% to $3,910 million for the three months ended June 30, 2002, compared with the three months ended June 30, 2001, and 14.2% to $7,521 for the six months ended June 30, 2002, compared with the six months ended June 30, 2001. These increases included revenue associated with TeleCorp subsequent to its acquisition on February 15, 2002.

     Services revenue for the three months ended June 30, 2002, was $3,625 million, an increase of $502 million, or 16.1%, compared with the three months ended June 30, 2001. Services revenue for the six months ended June 30, 2002, was $6,980 million, an increase of $928 million, or 15.3%, compared with the six months ended June 30, 2001. Services revenue increased for both periods due to growth in the subscriber base, including the impact of subscribers acquired with the TeleCorp acquisition, which more than offset the effect of a decline in ARPU.

     As of June 30, 2002, we had nearly 20 million consolidated subscribers, including subscribers acquired with TeleCorp, an increase of 21.6% compared with June 30, 2001. Of these nearly 20 million subscribers, over 95% were digital subscribers, up from over 93% as of June 30, 2001. Net consolidated wireless subscriber additions during the three and six months ended June 30, 2002, totaled 417 thousand and 1,067 thousand, respectively, representing decreases of 37.5% and 14.8%, respectively, over the comparable prior year periods. The decrease in our net subscriber additions for both the three and six months ended June 30, 2002 was primarily attributable to a decrease in our subscriber additions in our reseller distribution channel. Our average monthly churn rates for the three and six months ended June 30, 2002, were 2.4%, and 2.5%, respectively, down from 2.9% for both the three and six months ended June 30, 2001. The churn rates related to our postpaid customers for the three and six months ended June 30, 2002, declined to 2.2%, and 2.3%, respectively, down from 2.6% for the three months ended June 30, 2001 and 2.7% for the six months ended June 30, 2001. Prepaid subscribers as of June 30, 2002, remained a mid-single digit percentage of the total consolidated subscriber base, similar to the prior year. Total subscribers, including affiliate markets in which we do not own a controlling interest, were over 21.8 million as of June 30, 2002, a 16.4% increase over the prior year.

     Our ARPU for the three months ended June 30, 2002, was $60.40, an increase of 3.1% over the first quarter of 2002, but a decrease of 5.3% compared with the three months ended June 30, 2001. ARPU for the six months ended June 30, 2002 was $59.50, a decrease of 5.6% compared with the six months ended June 30, 2001. Our ARPU increased from the first quarter of 2002 as a result of seasonality, primarily due to an increase in roaming minutes during the second quarter, and a continued increase in average MOUs per subscriber per month. Our ARPU decline versus the prior year periods was primarily due to competitive pricing, new customers on lower rate plans, and migration of existing customers to more optimal calling plans based on their calling needs. Despite the decline in ARPU, average minutes of use per subscriber increased for the three and six months ended June 30, 2002, compared with the respective prior year periods. Average minutes of use per subscriber were 482 and 383 for the second quarter of 2002 and 2001, respectively and were 457 and 368 for the six months ended June 30, 2002 and 2001, respectively.

     Equipment revenue for the three months ended June 30, 2002, was $285 million, an increase of $32 million, or 12.6%, compared with the three months ended June 30, 2001. Equipment revenue for the six months ended June 30, 2002, was $541 million, an increase of $7 million, or 1.3%, compared with the six months ended June 30, 2001. Equipment revenue for the three months ended June 30, 2002 increased from the prior quarter primarily due to equipment revenues associated with our acquisition of TeleCorp, and a slight increase in the average revenue per item sold. Equipment revenue for the six months ended June 30, 2002 increased from the prior year period due to equipment revenues associated with our acquisition of TeleCorp, which were partially offset by a decrease in the average revenue per item sold.

Costs of services

     Costs of services primarily includes the costs to place calls over the network (including the costs to operate and maintain our network and roaming costs paid to other wireless providers), as well as access, interconnection and toll charges paid to connect our customers’ calls on other networks. Additionally, costs of services include the provision for uncollectible receivables and non-income related taxes. Costs of services for the three months ended June 30, 2002, were $1,166 million, an increase of $234 million, or 25.2%, compared with the three months ended June 30, 2001. Costs of services for the six months ended June 30, 2002, were $2,214 million, an increase of $395 million, or 21.8%, compared with the six months ended June 30, 2001. Over one-third of the increases for both periods was due to growth in the subscriber base and their increased minutes of use, which resulted in an increase in the access, toll and other connection charges paid to connect calls on other networks. An additional approximate one-third of the increases resulted from higher costs to maintain our owned and operated network, driven by continued expansion of our network and growth in our customer minutes of use during 2002. A portion of the remaining increases was due to a higher provision for uncollectible receivables associated with WorldCom. Additionally, we recorded $21 million of charges during the second quarter of 2002 associated with the remaining wind-down of our air-to-ground operations.

Costs of equipment sales

     Costs of equipment sales include the costs of the handsets and accessories sold to new as well as existing customers. Costs of equipment sales for the three months ended June 30, 2002, were $529 million, an increase of $52 million, or 10.3% compared with the three months ended June 30, 2001. The increase in costs of equipment sales for the three months ended June 30, 2002, as compared with the prior year quarter, was due to an increase in equipment costs associated with our acquisition of TeleCorp and a slight increase in the average cost of equipment sold. Costs of equipment sales for the six months ended June 30, 2002, were $1,082 million, an increase of $115 million, or 11.7% compared with the six months ended June 30, 2001. The increase in costs of equipment sales for the six months ended June 30, 2002, as compared with the prior year resulted from equipment costs associated with our acquisition of TeleCorp and increased subsidies of handsets associated with new subscriber additions and retention efforts to maintain the existing subscriber base.

Selling, general and administrative

     Selling, general and administrative expenses (SG&A) for the quarter ended June 30, 2002, were $1,196 million, an increase of $84 million, or 7.7%, compared with the prior year quarter. For the three months ended June 30, 2002, over one-third of this increase was due to higher commissions, associated with new subscriber additions during the quarter. An additional approximate one-third of the increase was due to higher billing related expenses associated with the increase in the subscriber base. The remaining increase was partially due to higher general and administrative expenses. Partially offsetting these increases was a decline in advertising and promotion related expenses. SG&A expenses for the six months ended June 30, 2002, were $2,386 million, an increase of $226 million, or 10.5%, compared with the same period in the prior year. For the six months ended June 30, 2002, over one-half of the increase in SG&A expenses was due to higher selling and marketing costs, primarily advertising and commission costs. Advertising and promotional costs increased due to significant expenses during the first quarter of 2002 related to the launch of our mLife brand campaign. Another approximately one-third of the increase was due to increased billing costs due to the growth in the subscriber base and increases in other general and administrative expenses. Cost per gross subscriber addition (CPGA), which includes the cost of handset subsidies recorded in costs of equipment sales, was $383 for the three months ended June 30, 2002, a 15.4% increase compared with the three months ended June 30, 2001, and was $374 for the six months ended June 30, 2002, a 13.7% increase compared to the six months ended June 30, 2001.

Depreciation and amortization

     Depreciation and amortization expenses for the three months ended June 30, 2002, were $684 million, an increase of $89 million, or 14.7%, compared with the three months ended June 30, 2001. Depreciation and amortization expenses for the six months ended June 30, 2002, were $1,326 million, an increase of $178 million, or 15.5%, compared with the six months ended June 30, 2001. The increases in depreciation and amortization expenses for both periods resulted primarily from growth in our depreciable asset base resulting from capital expenditures associated with the buildout of our next-generation (GSM/GPRS) technology and equipment acquired with the TeleCorp acquisition. Additionally, depreciation and amortization expenses increased as a result of higher amortization expenses associated with internal use software. Total capital additions, including capital expenditures for property, plant and equipment and capital additions related to internal-use software, were $930 million and $1,079 million for the three months ended June 30, 2002 and 2001, respectively, and $1,633 million and $2,225 million for the six months ended June 30, 2002 and 2001, respectively. Partially offsetting the increases in depreciation expense for both periods was a reduction in amortization expense associated with our adoption of SFAS No. 142. As a result of the adoption of this statement, effective January 1, 2002, we are no longer amortizing goodwill and other indefinite-lived intangible assets, including licensing costs. Amortization of goodwill and licensing costs for the three and six months ended June 30, 2001 were $129 million and $254 million, respectively.

Other income (expense)

     Other income (expense) primarily includes interest income, impairment losses associated with our investments accounted for under the cost method, losses on the early extinguishment of debt, and gains or losses on sales or exchanges of assets and businesses. Other income (expense) was income of $7 million and $129 million for the quarters ended June 30, 2002 and 2001, respectively, and was expense of $24 million and income of $212 million for the six months ended June 30, 2002 and 2001, respectively. Other income (expense) for the quarter ended June 30, 2002 primarily included interest income, which was partially offset by $10 million of pre-tax losses associated with the early extinguishment of debt. The six months ended June 30, 2002, included $20 million of pre-tax losses associated with the early extinguishment of debt, and a $57 million pre-tax impairment loss recognized for a cost method investment held by us for which the decline in market value was deemed to be other than temporary. Partially offsetting these losses was interest income earned during the first six months of 2002. Other income (expense) for both the three and six months ended June 30, 2001, primarily included interest income from AT&T earned prior to the split-off.

Interest expense

     Interest expense, net of amounts capitalized, consists primarily of interest on our bonds. Prior to our split-off from AT&T, interest expense consisted primarily of interest on intercompany debt owed to AT&T. Interest expense for the three months ended June 30, 2002, was $195 million, an increase of $60 million, or 45.5%, compared with the three months ended June 30, 2001. Interest expense for the six months ended June 30, 2002, was $310 million, an increase of $128 million, or 70.9%, compared with the six months ended June 30, 2001. The increase in interest expense for the three months ended June 30, 2002, related primarily to increased interest expense associated with the $3.0 billion Senior Notes offering which occurred in April 2002, interest expense associated with the debt we assumed with our acquisition of TeleCorp in February 2002, and lower capitalized interest as a result of a decrease in capital expenditures in the current year quarter as compared with the prior year quarter. The increase in interest expense for the six months ended June 30, 2002, related to increased interest expense associated with the $6.5 billion Senior Notes offering which occurred in March 2001, the $3.0 billion Senior Notes offering which occurred in April 2002, and the interest associated with the TeleCorp debt. The increases for both periods were partially offset by interest paid on the AT&T debt in the three and six months ended June 30, 2001.

Provision for income taxes

     The provision for income taxes was $57 million and $128 million for the three months ended June 30, 2002 and 2001, respectively, and was $69 million and $241 million for the six months ended June 30, 2002 and 2001, respectively. The annual effective income tax rates for the three and six months ended June 30, 2002, were 38.7% and 38.4%, respectively, and are comparable to our statutory rate. The annual effective income tax rates for the three and six months ended June 30, 2001, were 50.1% and 46.1%, respectively. The annual effective income tax rates for the three and six months ended June 30, 2001 were higher than our statutory rate due primarily to non-deductible goodwill.

     During the first quarter of 2002, we changed our accounting for the calculation of the intraperiod income tax allocation. Effective with the first quarter of 2002, we began estimating our annual effective income tax rates for continuing operations (excluding net equity (losses) earnings from investments in unconsolidated subsidiaries) and net equity (losses) earnings from investments in unconsolidated subsidiaries separately. In prior years, we had estimated one combined annual effective income tax rate for continuing operations (including net equity (losses) earnings from investments in unconsolidated subsidiaries), then allocated a portion of the resulting tax provision or benefit to net equity (losses) earnings from investments in unconsolidated subsidiaries. This change has no impact to our annual income tax provision or benefit; it merely impacts the allocation of the full year’s income tax provision to interim periods. We believe this change results in a more accurate estimate of the intraperiod allocation of the tax provision or benefit. Under the new intraperiod allocation methodology, the impact to the three and six months ended June 30, 2001, would have been an increase to net equity earnings from investments in unconsolidated subsidiaries and income from continuing operations available to common shareholders of $22 million and $28 million, respectively, and an increase to income from continuing operations available to common shareholders per basic and diluted share of $0.01 for both periods.

Net equity earnings (losses) from investments in unconsolidated subsidiaries

     Net equity earnings (losses) from investments in unconsolidated subsidiaries, net of tax, were losses of $93 million and earnings of $217 million for the three months ended June 30, 2002 and 2001, respectively, and were losses of $135 million and earnings of $118 million for the six months ended June 30, 2002 and 2001, respectively. The three and six months ended June 30, 2002, included an after-tax impairment totaling $74 million associated with the write-down of our equity investment in ACC Acquisitions, LLC, which is the parent company of American Cellular Corporation. The three and six months ended June 30, 2001, included an after-tax gain totaling $298 million associated with the sale of our equity interest in Japan Telecom during the second quarter of 2001. The remaining decreases in our net equity losses for the three and six months ended June 30, 2002, compared with the same periods in the prior year were primarily associated with lower losses associated with our international equity investments as well as from the impact of the change in the intraperiod tax allocation methodology discussed above. Additionally, effective with the adoption of SFAS No. 142 on January 1, 2002, we are no longer amortizing goodwill associated with our equity method investments.

Income (loss) from discontinued operations, net of tax

     Income (loss) from discontinued operations, net of tax, was income of $27 million for the second quarter of 2002, compared with a loss of $80 million for the prior year quarter, and was income of $39 million for the six months ended June 30, 2002 compared with a loss of $136 million for the same period in the prior year. The gains recorded during the first and second quarters of 2002 consisted of adjustments to the recoverability of assets and accruals associated with exit costs from the fixed wireless business. The losses from discontinued operations for the three and six months ended June 30, 2001, represented the operational losses associated with the fixed wireless business for those periods.

Cumulative effect of change in accounting principle, net of tax

     Cumulative effect of change in accounting principle, net of tax, was zero and a loss of $166 million during the three and six months ended June 30, 2002, respectively, and related to our proportionate share of impairment losses recorded by our equity method investments upon the adoption of SFAS No. 142 effective January 1, 2002. Two entities in which we held equity interests recognized transitional impairment losses primarily related to licensing costs.

Accretion of mandatorily redeemable preferred stock

     Accretion of mandatorily redeemable preferred stock was $5 million and $7 million during the three and six months ended June 30, 2002, and represented the interest accretion associated with the mandatorily redeemable preferred stock issued by us in February 2002 in conjunction with our acquisition of TeleCorp.

Dividend requirements on preferred stock held by AT&T, net

     Dividend requirements on preferred stock held by AT&T, net of tax, decreased to zero for the three and six months ended June 30, 2002, down from $34 million and $76 million for the three and six months ended June 30, 2001. The preferred stock was redeemed by AT&T during the second quarter of 2001.

Income (loss) from continuing operations available to common shareholders per share

     Income (loss) from continuing operations available to common shareholders per share was zero for the three months ended June 30, 2002, compared with income of $0.12 for the three months ended June 30, 2001, and was a loss of $0.01 for the six months ended June 30, 2002, compared with income of $0.13 for the six months ended June 30, 2001. Income from continuing operations available to common shareholders per share in 2001 included a $298 million after-tax gain recorded on the sale of Japan Telecom during the second quarter of 2001. Additionally, decreased interest income and higher interest expense were partially offset by an increase in operating income, excluding depreciation and amortization, for both periods.

Income (loss) from discontinued operations per share

     Income (loss) from discontinued operations per share was income of $0.01 for both the three and six months ended June 30, 2002, compared with losses of $0.03 and $0.06 for the three and six months ended June 30, 2001, respectively.

Cumulative effect of change in accounting principle per share

     Cumulative effect of change in accounting principle per share was zero for the three months ended June 30, 2002 and a loss of $0.06 for the six months ended June 30, 2002, compared with zero for the same prior year periods.

Net income (loss) available to common shareholders per share

     Net income (loss) available to common shareholders per share was income of $0.01 for the three months ended June 30, 2002, compared with income of $0.09 for the three months ended June 30, 2001, and was a loss of $0.06 for the six months ended June 30, 2002, compared to income of $0.07 for the six months ended June 30, 2001. Net income available to common shareholders per share in 2001 included a gain on the sale of Japan Telecom recorded during the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

     Prior to the split-off, financing activities for AT&T Wireless Services and the rest of AT&T Wireless Group were managed by AT&T on a centralized basis and were subject to the review of the AT&T Wireless Group capital stock committee of AT&T’s board of directors. Sources of funds included AT&T Wireless Group tracking stock offering proceeds attributed from AT&T, intercompany borrowings from AT&T, internally generated funds, and proceeds attributed to us from AT&T related to the DoCoMo transaction. In addition, AT&T performed cash management functions on our behalf. Cash balances maintained and reported by us prior to the split-off primarily represented cash balances for which no right of offset existed with AT&T. Effective with the split-off, we began performing cash management and financing activities as a stand-alone entity.

     We expect to fund our capital requirements for at least the next 12 months by using existing cash balances, which totaled $3.8 billion as of June 30, 2002, and cash generated from operations, and if necessary, by drawing on our committed credit facilities and receivables securitization program.

We may also utilize other external funding sources, including the issuance of public equity or debt securities, or issuances of commercial paper. We may also generate cash from the sale of non-strategic assets or excess spectrum. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth. Our capital requirements over the next 12 months will include capital expenditures associated with continued network expansion, interest payments and acquisition of new subscribers. Additional capital requirements may include spectrum purchases, including commitments associated with our affiliate, Alaska Native Wireless (ANW), acquisitions, debt retirements, and cash contributions to our non-consolidated investments.

     In February 2002, NTT DoCoMo purchased 26.7 million shares of AT&T Wireless Services common shares directly from us consistent with its rights to maintain an approximate 16% equity interest in us. We received $382 million in cash for the additional shares issued to NTT DoCoMo.

     On March 1, 2002, we initiated a three-year accounts receivable securitization program. The program will allow for up to $1.2 billion of financing, to be collateralized by subscriber trade accounts receivable. Under the program, we can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary. The wholly owned subsidiary would then sell an undivided interest in such receivables to an unrelated third-party financing entity. The financing is subject to program fees, payable monthly, including fees based on the outstanding borrowed amount. We will use the proceeds from this financing arrangement for general corporate purposes. This financing arrangement is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event that we do not maintain a minimum credit rating of BB+ or Ba1 associated with our Senior Notes. See discussion of our credit ratings below. We were in compliance with the securitization covenants as of June 30, 2002. There were no amounts outstanding under this financing arrangement as of June 30, 2002.

     On March 19, 2002, we renewed our $1.25 billion 364-day Competitive Advance and Revolving Credit Facility. There were no material revisions to the original terms of the facility except for a collateral increase of $500 million to allow for the accounts receivable securitization program discussed above. Both our 364-day Competitive Advance and Revolving Credit Facility and our $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility require us to maintain certain financial ratios, including maintaining a net debt/EBITDA ratio of 4X or less and an interest coverage ratio of 3.5X or higher, both of which we were in compliance with as of June 30, 2002. The facilities are subject to a facility fee, which will fluctuate based on our Senior Notes rating. We had no amounts outstanding under the facilities as of June 30, 2002.

     On April 16, 2002, we completed a public offering of $3.0 billion of Senior Notes. The Senior Notes are unsecured, ranking equally with our other unsecured indebtedness, with $250 million maturing on April 18, 2005, $750 million maturing on May 1, 2007, and $2.0 billion maturing on May 1, 2012. The notes pay interest semiannually at fixed rates ranging from 6.875% to 8.125% per annum. The notes include customary covenants.

Credit Rating Discussion

     Our credit ratings impact our ability to obtain short- and long-term financing, and the cost of such financing. In determining our credit ratings, the rating agencies consider a number of factors, including EBITDA, operating cash flow, total debt outstanding, off-balance sheet obligations, commitments, interest requirements, and liquidity needs and availability. Other factors considered may include our business strategy and our industry position. Although those factors are among those considered by the rating agencies, each agency may calculate and weigh each factor differently.

     AT&T Wireless Services’ credit ratings as of June 30, 2002 were as follows:

Rating Agency	Rating-Long Term Debt	Outlook

Moody’s (a)	Baa2	Negative
Standard & Poor’s (b)	BBB	Stable
Fitch (c)	BBB	Stable

(a)  On June 21, 2002, Moody’s changed the outlook for the entire wireless industry to negative, including changing the outlook for AT&T Wireless Services from stable to negative. A negative outlook could result in our credit rating being lowered in the future. This change did not impact the availability or cost of our financing arrangements which are tied to our credit ratings.

(b)  On June 20, 2002, Standards & Poor’s reaffirmed our long-term debt rating of BBB with a stable outlook.

(c)  On July 3, 2002, Fitch reaffirmed our long-term debt rating of BBB with a stable outlook.

Capital Requirements — Capital Expenditures and Other Capital Additions

     The operation, upgrade and expansion of our network, including our upgrade to next-generation technologies, will require substantial amounts of capital over the next several years. Capital expenditures, excluding capital expenditures related to internal-use software, totaled $866 million and $1,528 million for the three and six months ended June 30, 2002, respectively. During the full year of 2002, we expect to spend approximately $5.1 billion on capital expenditures, of which we estimate that approximately 70% will be spent on our GSM/GPRS network. We have entered into various purchase commitments for network equipment related to the development of our next-generation strategy. Those commitments totaled $1.2 billion as of June 30, 2002, with payments to be made between 2002 and 2004. We expect to spend approximately $262 million on capital additions related to internal-use software.

Capital Requirements — Spectrum

     We may also require substantial capital for additional spectrum, including our existing commitment as discussed below to fund spectrum purchases made by our affiliate ANW. To the extent winning bids made by ANW are revoked and the licenses are not granted, we may pursue other alternatives to acquire additional spectrum. Access to this spectrum, or other sources of spectrum, will enhance our existing spectrum portfolio, as well as help us to meet customer growth targets and the growing demand for and usage of existing and new wireless products.

     During November 2000, we joined with others in the formation of a venture, Alaska Native Wireless (ANW), which participated in the Federal Communication Commission’s (FCC) Auction 35 of licensed spectrum in the 1900 megahertz band, which is used to provide wireless services. In January 2001, the auction was completed, and ANW was the high bidder on approximately $2.9 billion in licenses. We have committed to fund $2.6 billion to ANW for ANW’s purchase of licenses. On March 4, 2002, the FCC granted to ANW some of the licenses on which it was the high bidder, which required the payment of $90 million by ANW, which was funded by us during the first quarter of 2002. As of June 30, 2002, we had funded approximately $400 million of the $2.6 billion commitment through a combination of a non-controlling equity interest and debt securities of ANW. We are not obligated to fund the remaining approximately $2.2 billion unless and until the remaining licenses are granted. If required, this funding would take the form of convertible and non-convertible notes of ANW. At the fifth anniversary of the first date on which licenses won in the auction were granted to ANW, and in addition to other means by which they may transfer their interests, the other owners of ANW have the right to require us to purchase their equity interests. If this right was exercised five years after the initial license grant, which occurred in March 2002, the purchase price would be up to approximately $1.1 billion and would be payable, at our option, in cash or marketable securities. The right to require us to purchase these interests may be exercised before the five-year anniversary of the license grant if the conditions of certain FCC regulations restricting the free transferability of certain licenses offered in this auction are met earlier. If the right were exercised earlier, the purchase price would be calculated in generally the same way as if exercised at five years, except that a discount would be applied. In certain circumstances, if a winning bid of ANW is rejected or if any license granted to ANW is revoked, we would be obligated to compensate other owners for making capital available to the venture. We do not believe the amount of any such compensation, if it were required, would be material. In June 2001, a federal appeals court ruled that the FCC had acted improperly in repossessing from NextWave Telecom, Inc. most of the spectrum offered in the auction. The United States Supreme Court has ruled that it will hear an appeal of that decision. On April 29, 2002, ANW received a refund of $473 million that it had previously submitted as part of the down payment for licenses on which it was the high bidder.

     During the first quarter of 2002, we funded $251 million to Cascade Wireless, LLC for spectrum acquisitions and operational funding requirements, fully satisfying our commitment.

Capital Requirements — Acquisitions

     On February 15, 2002, we acquired the 77% of TeleCorp that we did not already own. The aggregate purchase price totaled $2,414 million including $2,266 million of AT&T Wireless Services common stock issued (146 million shares), $133 million of AT&T Wireless Services mandatorily redeemable preferred stock issued (233 thousand shares), and $15 million in cash.

     In February 2002, subsequent to the acquisition of TeleCorp, we purchased additional equity in TeleCorp. TeleCorp contributed $955 million in total to TeleCorp Wireless, Inc. and Tritel PCS, Inc. The contributions were subsequently utilized by TeleCorp Wireless, Inc. and Tritel PCS, Inc. to repay all amounts outstanding, including principal, interest and related fees, under their Senior Credit Facilities and Federal Communications Commission debt. TeleCorp Wireless, Inc. and Tritel PCS, Inc. repaid approximately $20 million associated with the cancellation of interest rate swap agreements. In addition, we repaid $53 million of outstanding principal and interest of vendor financings owed by TeleCorp Wireless, Inc.

     On April 1, 2002, we completed an acquisition from Exelon Corp. of the remaining 49% minority interest in the Philadelphia market, in which we previously held a 51% ownership interest, for $285 million in cash.

     Capital Requirements — Debt Repayments and Interest Requirements

     Our debt includes the following interest payment requirements and maturity dates:

Principal Amount as of 6/30/02	Interest Rate	Interest Payments	Maturity

(In millions)
AT&T Wireless Services, Inc. Senior Notes:
$250	6.875%	Semiannually	April 18, 2005
$1,000	7.350%	Semiannually	March 1, 2006
$750	7.500%	Semiannually	May 1, 2007
$3,000	7.875%	Semiannually	March 1, 2011
$2,000	8.125%	Semiannually	May 1, 2012
$2,500	8.750%	Semiannually	March 1, 2031
TeleCorp Wireless, Inc. Senior Subordinated & Senior Subordinated
Discount Notes:
$374	11.625%	(1)	April 15, 2009
$292	10.625%	Semiannually	July 15, 2010
Tritel PCS, Inc. Senior Subordinated & Senior Subordinated
Discount Notes:
$242	12.75%	(2)	May 15, 2009
$292	10.375%	Semiannually	January 15, 2011

(1)	Interest accrues to the principal balance of the Discount Notes until April 15, 2004. Interest will be paid semiannually beginning October 15, 2004.

(2)	Interest accrues to the principal balance of the Discount Notes until May 15, 2004. Interest will be paid semiannually beginning November 15, 2004.

     In March 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35% or $201 million aggregate principal amount at maturity of the TeleCorp Wireless, Inc. 11.625% Senior Subordinated Discount Notes for $179 million in cash. The notes were redeemed in April 2002 with existing cash balances. During April 2002, TeleCorp Wireless exercised its option to redeem 35%, or $158 million in aggregate principal amounts at maturity of the TeleCorp Wireless, Inc. 10.625% Senior Subordinated Notes for $174 million. Additionally, Tritel PCS, Inc. exercised its option to redeem 35% or $158 million and $130 million in aggregate principal amounts at maturity of the Tritel PCS, Inc. 10.375% Senior Subordinated Notes and the Tritel PCS, Inc. 12.75% Senior Subordinated Discount Notes, respectively, for $174 million and $115 million, respectively. These notes were redeemed in May 2002 with cash balances of Telecorp Wireless and Tritel PCS received from our purchase of additional equity in those companies.

Capital Requirements — Other

     Pursuant to our Investor Agreement with DoCoMo, DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if we fail to meet specified technological milestones, under certain circumstances. DoCoMo may require the repurchase of its investment, plus interest, if prior to June 30, 2004, we abandon wideband code division multiple access as our primary technology for third-generation services, or if we fail to launch services using universal mobile telecommunications systems (UMTS) in at least 13 of the top 50 U.S. markets, with certain specified exceptions.

     We periodically make equity contributions into international and domestic investments in which we do not own a controlling interest. We currently have no material commitments outstanding related to these investments, with the exception of our commitment to ANW discussed above.

     In conjunction with the split-off from AT&T, we entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, we are required to purchase wholesale long-distance services we provide to our customers in an amount equal to our 2001 actual purchases for each of five years, beginning with the date of split-off. We are required to pay AT&T any shortfall in cumulative usage at the rate of $0.01 per minute at the end of the five-year period. Our maximum remaining commitment as of June 30, 2002, was approximately $435 million. As of June 30, 2002, we had fulfilled the first year’s commitment under this agreement. We are also required to purchase long-distance services associated with our administrative phone usage equal to $70 million for each of three years following the split-off. As of June 30, 2002, we had fulfilled all of the first year’s commitment under the agreement. In addition, we are required to purchase certain network data services from AT&T in an amount equal to $41 million for each of the three years following the split-off. As of June 30, 2002, we had fulfilled all of the first year’s data commitment under the agreement.

     We have commitments with local exchange carriers for dedicated leased lines. The original terms of these commitments vary from month-to-month up to five years. We incurred approximately $104 million and $205 million during the three and six months ended June 30, 2002, related to these dedicated transport commitments. We also have various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business, which are not significant individually, nor in the aggregate.

     We have agreements with other wireless carriers that allow our customers to roam on other carriers’ wireless systems. These agreements establish general terms and charges for system usage, and in some cases also establish minimum usage requirements.

     As of June 30, 2002, we had no material off-balance sheet financing arrangements. Our off-balance sheet financing arrangements included two synthetic leases for office facilities, which had outstanding commitments totaling $64 million as of June 30, 2002.

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002
COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

     Net cash provided by operating activities of continuing operations for the six months ended June 30, 2002, was $1,339 million, compared with $1,533 million for the six months ended June 30, 2001. The decrease in net cash provided by operating activities from continuing operations was primarily due to a larger increase in our income tax receivable and higher interest payments made during the six months ended June 30, 2002 as compared to the prior year period, as well as cash payments made related to exit costs of the fixed wireless business. Partially offsetting these decreases were an increase in operating income, excluding depreciation and amortization, and a smaller increase in accounts receivable.

     Net cash used in investing activities from continuing operations for the six months ended June 30, 2002, was $2,645 million, compared with $8,259 million for the six months ended June 30, 2001. The decrease in net cash used was primarily due to the $5,803 million net increase in the note receivable from AT&T during the six months ended June 30, 2001, lower capital expenditures and fewer contributions made to unconsolidated subsidiaries in the six months ended June 30, 2002, compared to six months ended June 30, 2001. These decreases were partially offset by the cash received during the second quarter of 2001 related to the sale of our equity interest in Japan Telecom.

     Net cash provided by financing activities of continuing operations for the six months ended June 30, 2002, was $1,749 million, compared with $7,021 million of cash provided by financing activities for the six months ended June 30, 2001. Financing activities of continuing operations for the six months ended June 30, 2002, primarily included net proceeds of $3.0 billion associated with our Senior Notes offering in April 2002 and cash proceeds of $382 million from the sale of AT&T Wireless Services common shares sold to DoCoMo associated with the exercise of their preemptive rights triggered by the TeleCorp acquisition. Partially offsetting these proceeds were the repayment of approximately $1.6 billion of TeleCorp debt subsequent to the acquisition, including the repayments of the TeleCorp public debt associated with the equity clawback provisions that we exercised during the second quarter of 2002. Financing activities of continuing operations for the six months ended June 30, 2001, included the $6.1 billion of allocated net proceeds from AT&T associated with the investment by DoCoMo and the $6.3 billion of net proceeds received from our Senior Notes offering in March 2001. Partially offsetting these proceeds were the repayment of $2.4 billion of debt due to AT&T and redemption of the $3.0 billion of preferred stock held by AT&T in June of 2001.

     The decrease in cash used in discontinued operations is primarily a result of decreased operational activities during the six months ended June 30, 2002, compared with the six months ended June 30, 2001.

EBITDA FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

     EBITDA, defined as operating income excluding depreciation and amortization, and EBITDA excluding our non-cash asset impairment and restructuring charges, are the primary measures used by our management to measure our ability to generate cash flow. EBITDA may or may not be consistent with the calculation of EBITDA for other public companies and should not be viewed by investors as an alternative to accounting principles generally accepted in the United States of America, measures of profitability or to cash flows from operating, investing and financing activities as a measure of liquidity.

     EBITDA for the three months ended June 30, 2002, was $1,019 million, compared with $855 million for the three months ended June 30, 2001, and for the six months ended June 30, 2002, was $1,839 million, compared with $1,640 million for the six months ended June 30, 2001. The growth in EBITDA for both periods was due to strong services revenue growth and cost reduction efforts partially offset by increased network costs attributable to the growth in subscribers and their related increased minutes of use, and an increase in selling, general and administrative expenses.

RECONCILIATION OF EBITDA TO CONSOLIDATED NET INCOME (LOSS)

     Items required to reconcile EBITDA to consolidated net income (loss) include: depreciation and amortization expense, other income (expense), interest expense, and provision for income taxes, as well as the after tax impacts of net equity (losses) earnings from investments in unconsolidated subsidiaries, income (loss) from discontinued operations, and cumulative effect of change in accounting principle.

     The following table summarizes the reconciliation of EBITDA to consolidated net income (loss):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

(In Millions)	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
EBITDA	$1,019	$855	$1,839	$1,640
Depreciation and amortization	(684)	(595)	(1,326)	(1,148)
Other income (expense)	7	129	(24)	212
Interest expense	(195)	(135)	(310)	(182)
Provision for income taxes	(57)	(128)	(69)	(241)
Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	(93)	217	(135)	118
Income (loss) from discontinued operations, net of tax	27	(80)	39	(136)
Cumulative effect of change in accounting principle, net of tax	—	—	(166)	—

Net income (loss)	$24	$263	$(152)	$263

EBITDA MARGIN FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

     EBITDA margin, defined as EBITDA as a percentage of services revenue, was 28.1% for the three months ended June 30, 2002, compared with 27.4% for the three months ended June 30, 2001, and was 26.4% for the six months ended June 30, 2002, compared with 27.1% for the six months ended June 30, 2001. EBITDA margin increased for the three months ended June 30, 2002, primarily due to lower roaming expenses, customer care and retention costs, and customer acquisition costs as a percentage of our services revenue. Partially offsetting the EBITDA margin improvement during the second quarter was an increase in network related expenses, the increased provision for uncollectibles associated with WorldCom, and the wind down costs recorded during the second quarter of 2002 related to our air-to-ground operations. The decline in EBITDA margin for the six months ended June 30, 2002, was primarily due to increased network related expenses, partially offset by reductions in roaming expenses and customer care and retention costs as a percentage of our services revenue.

QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     Prior to the split-off, our market risk was managed by AT&T, as AT&T performed cash management and other treasury-related functions on our behalf. Subsequent to the split-off, we are responsible for managing market risk as a separate company. We are exposed to market risk from changes in interest and foreign exchange rates. Additionally, we are exposed to market risk associated with changes in prices of AT&T Wireless Services common stock. We have minimal cash flow exposure related to interest rate changes associated with our long-term, fixed-rate debt. We use certain derivative financial instruments, primarily interest rate swaps, to manage our interest rate risks. We do not use derivative financial instruments for trading or speculative purposes.

     As of June 30, 2002, we had outstanding $9.5 billion of Senior Notes of AT&T Wireless Services, Inc. with fixed interest rates ranging from 6.875% to 8.75%, and with maturity dates between 2005 and 2031. As of June 30, 2002, we had entered into interest rate swaps with a total notional value of $2.8 billion. On a semi-annual basis, we pay a floating rate of interest equal to the six-month LIBOR plus a fixed spread and receive a fixed rate in return ranging from 6.875% to 8.125%. The swaps were entered into as hedges of the fair value of our 7.35% Senior Notes due March 2006, our 6.875% Senior Notes due April 2005, our 7.5% Senior Notes due May 2007, and our 8.125% Senior Notes due May 2012. The swaps expire on the bonds’ respective maturity dates. Assuming a 10%

shift in interest rates, the fair value of the interest rate swaps and the underlying hedged debt would have changed by approximately $70 million at June 30, 2002.

     As of June 30, 2002, we had outstanding $1.2 billion of Senior Notes and Senior Discount Notes of TeleCorp Wireless, Inc. and Tritel PCS, Inc., both of which are wholly owned subsidiaries of AT&T Wireless Services, Inc. These notes have fixed interest rates ranging from 10.375% to 12.75% with maturity dates between 2009 and 2011. As of June 30, 2002, we had not entered into any derivative financial instruments to manage our market risks associated with these notes.

     We may have future interest rate risk associated with the $2.5 billion Competitive Advance and Revolving Credit Facilities, which were executed in March 2001 and renewed in March 2002, as well as the commercial paper agreement we finalized in June 2001. These credit facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 32.5 to 100 basis points depending upon our Senior Notes rating, or (ii) the greater of the prime rate or the Federal funds effective rate plus 50 basis points. As of June 30, 2002, there were no amounts outstanding under the facilities, or any notes outstanding under the commercial paper agreement.

     We may have future interest rate risk associated with our $1.2 billion accounts receivable securitization program which was entered into in March 2002. The program is subject variable interest rates based upon, in various cases, (i) LIBOR plus or minus a variable spread depending upon demand or (ii) LIBOR plus a fixed spread depending upon our Senior Notes rating. As of June 30, 2002, there were no amounts outstanding under the program.

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

FINANCIAL CONDITION AT JUNE 30, 2002, COMPARED WITH DECEMBER 31, 2001

     Total assets increased to $47,621 million at June 30, 2002, an increase of $5,899 million, or 14.1%, compared with December 31, 2001. The increase in total assets as of June 30, 2002, primarily resulted from an increase in goodwill, licensing costs, and property, plant and equipment associated with our acquisition of TeleCorp during the first quarter of 2002 as well as an increase in our cash and cash equivalents. Our cash and cash equivalents increased as a result of proceeds received in our offering of $3.0 billion of Senior Notes in April 2002, partially offset by the repayment of approximately $1.6 billion of debt and related interest of subsidiaries of TeleCorp subsequent to the merger, and capital expenditures made during the six months ended June 30, 2002.

     Total liabilities were $17,907 million at June 30, 2002, an increase of $3,176 million, or 21.6%, compared with December 31, 2001. The increase was primarily due to the debt we assumed in conjunction with the acquisition of TeleCorp less the repayment of long-term debt subsequent to the merger, as well as an increase in long-term debt due to others associated with the $3.0 billion of Senior Notes offering we completed in April 2002. This increase was partially offset by decreases in accounts payable and deferred income tax liabilities.

     Mandatorily redeemable preferred stock totaling $141 million as of June 30, 2002, represented the fair value of the mandatorily redeemable preferred stock we issued in conjunction with the acquisition of TeleCorp and the related interest accretion subsequent to the acquisition date.

     Mandatorily redeemable common stock totaling $7,664 million as of June 30, 2002, and as of December 31, 2001, represented the fair value as of split-off date of the AT&T Wireless Services common shares held by DoCoMo. These shares are presented as mandatorily redeemable common stock due to certain redemption rights held by DoCoMo. Under certain circumstances, DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if we fail to meet specified technological milestones.

     Shareholders’ equity was $21,860 million at June 30, 2002, an increase of $2,579 million, or 13.4%, from December 31, 2001. The increase in shareholders’ equity resulted primarily from the issuance of 146 million additional shares of AT&T Wireless Services common stock in conjunction with the acquisition of TeleCorp. Partially offsetting this increase was the net loss for the six months ended June 30, 2002, which resulted in an increase in our accumulated deficit.

RELATED PARTY TRANSACTIONS

     During the first quarter of 2002, we advanced an aggregate of $251 million to Cascade Wireless, LLC an entity controlled by Wayne Perry, who at the time was one of our board members, pursuant to contractual obligations entered into prior to Mr. Perry joining our board. Cascade Wireless used these proceeds to finance the acquisition from third parties of license spectrum that we were not eligible to own, as well as to fund operating requirements of Cascade Wireless.

     In conjunction with our acquisition of TeleCorp, DoCoMo exercised its preemptive rights to acquire the maximum number of shares to which it was entitled pursuant to the Investor Agreement between us and DoCoMo. As a result, we issued 26.7 million shares to DoCoMo in February 2002 and recorded cash proceeds of $382 million.

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

     We hold equity interests in various domestic and international ventures and partnerships. These ventures and partnerships operate primarily in the wireless telecommunications industry. We account for these investments primarily under the equity method of accounting. In accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we periodically review our cost method investments and equity method investments for impairment. These reviews are performed to determine whether declines in market values of our investments below their carrying values are deemed to be other than temporary. During the three and six months ended June 30, 2002, we recorded pre-tax losses of $120 million and $177 million, respectively, associated with other than temporary declines in value of our investments. We may record additional impairment losses in the future if additional declines occur which are deemed to be other than temporary.

     The following discussion relates to significant transactions related to our investments in unconsolidated subsidiaries that occurred during the six months ended June 30, 2002.

     During the six months ended June 30, 2002, we recorded a pre-tax impairment charge of $120 million associated with our 50% equity interest in ACC Acquisitions, LLC, which is the parent company of American Cellular Corporation (ACC), which represents a write-off of our remaining equity investment balance. ACC has significant debt outstanding, including a bank credit facility and Senior Subordinated Notes. ACC’s credit facility includes a financial covenant requiring it to not exceed a specified total debt leverage ratio. During the second quarter of 2002, ACC violated this covenant, which could result in acceleration of repayment of its credit facility and Senior Subordinated Notes. We have no guarantees or financial commitments associated with ACC’s debt.

     On February 15, 2002, we acquired the 77% of TeleCorp that we did not already own. As a result of this transaction, we no longer treat our previously owned interest in TeleCorp as an equity method investment. See discussion under “TeleCorp PCS, Inc. Acquisition” for further details of this transaction.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

SUBSEQUENT EVENTS

     On July 25, 2002 we signed an agreement with Triton PCS, Inc. pursuant to which we have agreed to sell certain wireless licenses in Norfolk, Richmond and Roanoke, Virginia to Triton PCS, Inc. for $65 million in cash. We own approximately 16% of Triton PCS, Inc. The transaction, which is subject to certain conditions and regulatory approvals, is expected to close in the second half of 2002. We expect to recognize a pre-tax gain of approximately $35 million upon closing of the sale.

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

     Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	the risks associated with the implementation of a next-generation network and business strategy, including risks relating to the operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the need to enter into roaming agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment and consumer acceptance of the products and services to be offered;

•	the potential impact of NTT DoCoMo’s investment in us, including provisions of the agreements that restrict our future operations, and provisions that may require the repurchase of NTT DoCoMo’s investment if we fail to meet specified conditions, under certain circumstances;

•	the risks associated with operating as an independent entity as opposed to as part of an integrated telecommunications provider with AT&T, our former parent, including the inability to rely on the financial and operational resources of the combined company and having to provide services that were previously provided by a different part of the combined company;

•	the introduction or popularity of new products and services, including pre-paid phone products, which could increase churn;

•	the impact of oversupply of capacity resulting from excessive deployment of network capacity in the markets we serve;

•	the ongoing global and domestic trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources and greater geographic reach, allowing them to compete more effectively;

•	the effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn and change the customer mix, profitability and average revenue per user;

•	the ability to enter into agreements to provide nationwide services and the cost of entering new markets necessary to provide nationwide services;

•	our ability to monetize our non-strategic assets, including our non-consolidated investments in foreign entities and excess spectrum;

•	the ability to establish a significant market presence in new geographic and service markets;

•	the availability and cost of capital and the consequences of increased leverage;

•	the impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	the requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	the risks and costs associated with the need to acquire additional spectrum for current and future services;

•	the risks associated with technological requirements, technology substitution and changes and other technological developments;

•	the risks and potential unanticipated costs associated with exiting the fixed wireless business;

•	the risks and uncertainties associated with the integration of TeleCorp PCS, Inc.’s business and operations;

•	the results of litigation filed or to be filed against us, or of some types of litigation filed or to be filed against AT&T for which we have agreed to assume liability under the split-off agreements between AT&T and us;

•	the impact of WorldCom’s bankruptcy and decision to exit the wireless reseller business on our results of operations, and the risk of insolvency of other resellers, vendors and customers with whom we do business;

•	the possibility of one or more of the markets in which we compete being affected by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	those factors discussed under “Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in his report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

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

Our significant network build-out requirements may not be completed as planned.

     We need to complete significant build-out activities, including:

•	completion of regularly required build-out activities in some of our existing wireless markets;

•	deployment of GSM/GPRS in the remainder of our markets;

•	deployment of next-generation technology to support enhanced data services.

     Failure to complete the build-out of our network and launch of operations, a delay in the build-out and launch or increased cost of the build-out and launch could have a material adverse effect on our operations and financial condition. As we deploy our GSM/GPRS network, we may need to reallocate spectrum previously utilized by our TDMA network in certain markets. This could result in disruptions to, or decreased quality of service to TDMA customers in those markets, or may result in our TDMA customers roaming on another wireless service provider’s system in that market, which could increase our roaming costs. As we continue to build out our network, we must, among other things, continue to:

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

     In addition, problems in vendor equipment availability, technical resources or system performance could delay the launch of new or expanded operations in new or existing markets or result in increased costs in all markets. We intend to rely on the services of various companies that are experienced in design and build-out of wireless networks in order to accomplish our build-out schedule. However, we may not be able to obtain satisfactory contractors on economically attractive terms or ensure that our contractors or the systems they install will perform as we expect.

We have substantial capital requirements that we may not be able to fund.

     Our strategy and business plan will continue to require substantial capital, which we may not be able to obtain on favorable terms or at all. A failure to obtain necessary capital would have a material adverse effect on us, and result in the delay, change or abandonment of our development or expansion plans and the failure to meet regulatory build-out requirements. We currently estimate that our capital expenditures for the build out of our mobility networks will total approximately $5.1 billion during 2002, as compared to $5.0 billion in 2001 and $3.7 billion in 2000. We also expect to incur substantial capital expenditures in future years. The actual amount of the funds required to finance our network build out and other capital expenditures may vary materially from management’s estimate. We have entered into various contractual commitments associated with the development of our next-generation strategy, of which approximately $1.3 billion were outstanding at June 30, 2002. These include purchase commitments for network equipment, as well as handsets. In addition, we anticipate that we will enter into material purchase commitments in the future. We also may require substantial additional capital for, among other uses, acquisitions of providers of wireless services, spectrum license or system acquisitions, system development and network capacity expansion. We have also entered into agreements for investments and ventures which have required or will require substantial capital, including our agreement to invest $2.6 billion in exchange for a combination of a non-controlling equity interest in, and debt securities issued by, Alaska Native Wireless, which was the successful bidder for licenses costing approximately $2.9 billion in the 1900 megahertz auction concluded in 2001. These agreements also may contain provisions potentially requiring substantial additional capital in future circumstances, such as allowing the other investors to require us to purchase assets or investments.

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

     To accelerate the build out of widescale coverage of the U.S. by a digital mobile wireless network operating on the technical standards we have adopted, we have entered into affiliation agreements with other entities that provide wireless services or hold spectrum licenses. Through contractual arrangements between these affiliates and us, our customers are able to obtain service in the affiliates’ territories, and the affiliates’ customers are able to obtain service in our territory. In all markets where these affiliates operate, we are at risk because we do not control the affiliates. As a result, these affiliates are not obligated to implement our next-generation strategy. Our ability to provide service on a nationwide level and to implement our next-generation strategy could be adversely affected if these affiliates are unable or unwilling to participate in the further development of our digital network. We may establish additional affiliate relationships to accelerate build out of our digital mobile network. If we are unable to establish such affiliate relationships, or if any such affiliates are unable to or do not develop their systems in a successful manner consistent with our network, our ability to service our customers and expand the geographic coverage of our digital network could be adversely affected.

If the FCC fails to award to Alaska Native Wireless licenses for which it was the winning bidder in the 1900 megahertz spectrum auction concluded in 2001, or, in the future, revokes licenses awarded to Alaska Native Wireless, our ability to implement our next-generation strategy could be adversely affected and we could become obligated to repurchase other investors’ interests in Alaska Native Wireless.

     We have agreed to invest $2.6 billion in exchange for a combination of a non-controlling equity interest in and debt securities issued by Alaska Native Wireless, which was the winning bidder for licenses costing $2.9 billion in the 1900 megahertz auction which occurred in early 2001. On June 22, 2001, a federal appeals court ruled in favor of the trustee in the Chapter 11 bankruptcy proceeding of NextWave Telecom, Inc. and the unsecured creditors of NextWave with respect to the litigation they commenced relating to the 1900 megahertz auction. The court ruled that the FCC had acted improperly in repossessing from NextWave the spectrum offered in the 1900 megahertz auction. On March 4, 2002, the U.S. Supreme Court agreed to review the case. If the appeals court decision is not reversed, or if Alaska Native Wireless is otherwise unable to acquire the licenses for which it was the winning bidder, it could have a significant adverse impact on our opportunity to provide or enhance services in key new and existing markets. In specified circumstances, if a winning bid of Alaska Native Wireless in the 1900 megahertz spectrum auction concluded in 2001 is rejected or if any license granted to it is revoked, we would become obligated to compensate other investors for making capital available to the venture.

If we are unable to reach agreement with Alaska Native Wireless regarding the development and use of licenses for which it was the winning bidder in the 1900 megahertz spectrum auction concluded in 2001, our ability to implement our next-generation strategy may be adversely affected.

     We have not reached any agreements with Alaska Native Wireless as to whether it will participate in our digital mobile wireless network. Alaska Native Wireless is not obligated to use or develop any spectrum it acquires in a manner that will further, or be consistent with, our strategic objectives, although Alaska Native Wireless is obligated to use technology that is compatible and interoperable with our digital mobile wireless network. If Alaska Native Wireless does not enter into agreements with us regarding the use and development of this spectrum similar to those we have entered into with our affiliates for our existing networks, we could experience a material adverse impact on the timing and cost of implementing our next-generation strategy.

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

     Our efforts to convince customers to migrate from our TDMA services to our GSM/GPRS and EDGE services may have the unintended effect of driving our TDMA customers to competitors rather than to our GSM/GPRS or EDGE services.

     The costs to operate our TDMA network could increase as our suppliers shift resources to next-generation technology development, causing the prices of TDMA equipment to increase because of decreased economies of scale. As a result, the cost structure for our TDMA offerings might increase, resulting in increased churn of TDMA customers and reduced profitability.

     Handsets that will operate on both our TDMA and GSM/GPRS networks are more expensive than TDMA handsets and may have operational limitations, which could impede our efforts to sell GSM/GPRS services and lead to increased churn. Our plans depend heavily on the deployment of new dual mode TDMA/ GSM/GPRS handsets, referred to as “GAIT” phones. Because GAIT phones are required by only a limited number of carriers that operate both TDMA and GSM/GPRS networks, they may not be produced in sufficient quantities when needed, and their limited use may be insufficient to achieve high economies of scale. These handsets are new products that may have operational limitations or sub-optimal features that may discourage customer use. If these handsets are not economical or attractive to customers, we may experience increased churn, our costs could increase, and our profitability could be reduced.

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

     The wireless communications industry has been experiencing significant consolidation and we expect that this consolidation will continue. The mergers or joint ventures of Bell Atlantic Corporation/GTE Corporation/Vodafone AirTouch, now called Verizon, SBC/BellSouth, now called Cingular, and Deutsche Telekom/ VoiceStream Wireless, have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources to respond to our offerings. These mergers or ventures have caused our ranking to decline to second in U.S. services revenue and third in U.S. subscriber share. In terms of U.S. population covered by licenses, we, including our affiliates, rank third. As a result, these competitors may be able to offer nationwide services and plans more quickly and more economically than we can, and may be able to obtain roaming rates that are more favorable than those we can obtain, and may be better able to respond to our offers.

     We have had in the past, and we may have in the future, discussions with other companies in the wireless communications industry relating to various possible transactions or business combinations. While there is no assurance that any such discussions will result in any transaction, if we were to engage in such a transaction, it could have a significant impact on our business, financial condition and results of operations. In addition, if the wireless communications industry continues to consolidate and we do not participate in that consolidation, the consolidation may create even stronger competitors and adversely affect us and our competitive position.

Our business and operations would be adversely affected if we fail to acquire adequate radio spectrum in FCC auctions or through other transactions.

     Our domestic business depends on the ability to use portions of the radio spectrum licensed by the FCC. We could fail to obtain sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, in order to meet the expanded demands for our existing services, as well as to enable development of next-generation services. This type of failure would have a material adverse impact on the quality of our services or our ability to roll out such future services in some markets, or could require that we curtail existing services in order to make spectrum available for our next-generation services. We intend to continue to acquire more spectrum through a combination of alternatives, including participation in spectrum auctions, purchase of spectrum licenses from companies that own them or purchase of these companies outright. As required by law, the FCC periodically conducts auctions for licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are provided for by laws administered by the FCC. The FCC may not allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses. Even if the FCC determines to conduct further auctions in the future, we may not be successful in those future auctions in obtaining the spectrum that we believe is necessary to implement our business and technology strategies. We may also seek to acquire radio spectrum through purchases and swaps with other spectrum licensees or otherwise, including by purchases of other licensees outright. However, we may not be able to acquire sufficient spectrum through these types of transactions, and we may not be able to complete any of these transactions on favorable terms.

Significant changes in wireless industry technology or demand for wireless service could materially adversely affect us.

     The wireless communications industry is experiencing significant technological change. This change includes evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products, enhancements and changes in end-user needs and preferences, development of data and broadband capabilities, and migration to next-generation services. The pace and extent of customer demand may not continue to increase, and airtime and monthly recurring charges may continue to decline. As a result, the future prospects of the industry and of our company and the success of our competitive services remain uncertain. Also, alternative technologies may develop that may provide wireless communications service or alternative service superior to that available from us. Such developments could have a material adverse affect on us.

Our technology may not be competitive with other technologies or be compatible with next-generation technology.

     There are three existing digital transmission technologies, none of which is compatible with the others. We selected time division multiple access technology for our second-generation network because we believe that this technology offers several advantages over other second-generation technologies. However, a number of other wireless service providers chose code division multiple access or global system for mobile communications as their digital wireless technology. For our path to next-generation technology, we have chosen a global system for mobile communications platform to make available, among other things, enhanced data services using general packet radio service technology, and next-generation capabilities using enhanced data rates for global evolution and ultimately universal mobile telecommunications systems technologies. These technologies may not provide the advantages we expect. Other wireless providers have chosen a competing wideband technology as their next-generation technology. If the universal mobile telecommunications standard does not gain widespread acceptance, it could materially adversely affect our business, financial condition and prospects. As we implement our plans for deployment of technology for next-generation capabilities, we will continue to incur substantial costs associated with maintaining our time division multiple access networks. Also, these networks are not compatible, and customers with phones that operate only on one network will not initially be able to use those phones on the other networks. There are risks inherent in the development of new next-generation equipment and we may face unforeseen costs, delays or problems that may have a material adverse effect on us.

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

We rely on favorable roaming arrangements, which we may be unable to obtain in the future.

     We may not continue to be able to obtain or maintain roaming agreements with other wireless providers on terms that are acceptable to us. Our customers automatically can access another provider’s analog cellular or digital system only if the other provider allows our customers to roam on its network. We rely on agreements to provide roaming capability to our customers in many areas of the U.S. that our network does not serve. Some competitors may be able to obtain lower roaming rates than we do because they have larger call volumes or because of their affiliations with, or ownership of, wireless providers. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we or our affiliates provide, the price of a roaming call may not be competitive with prices of other wireless providers for such call, and our customers may not be able to use any of the advanced features, such as voicemail notification, that the customer enjoys when making calls within our network. Finally, we may not be able to obtain favorable roaming agreements for our GSM/GPRS and next-generation products and services.

Our business is seasonal and we depend on fourth quarter results, which may not continue to be strong.

     The wireless industry, including our company, has experienced a trend of generating a significantly higher number of customer additions and handset sales in the fourth quarter of each year as compared to the other three fiscal quarters. A number of factors contribute to this trend, including the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season, the timing of new product and service announcements and introductions, competitive pricing pressures, and aggressive marketing and promotions. Strong fourth quarter results for customer additions and handset sales may not continue for the wireless industry or for us. In the future, the number of our customer additions and handset sales in the fourth quarter could decline for a variety of reasons, including our inability to match or beat pricing plans offered by competitors, failure to adequately promote our products, services and pricing plans, or failure to have an adequate supply or selection of handsets. If in any year fourth quarter results fail to significantly improve upon customer additions and handset sales from the year’s previous quarters, this could adversely impact our results for that year.

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

     The licensing, construction, operation, sale, resale and interconnection arrangements of wireless communications systems are regulated to varying degrees by the FCC, and, depending on the jurisdiction, by state and local regulatory agencies. These regulations may include, among other things, required service features and capabilities, such as number portability or emergency 911 service. In addition, the FCC, together with the U.S. Federal Aviation Administration, regulates tower marking and lighting. Any of these agencies having jurisdiction over our business could adopt regulations or take other actions that could require us to make unanticipated capital expenditures or otherwise adversely affect our business. FCC licenses to provide wireless services or personal communications services are subject to renewal and revocation. There may be competition for our licenses upon their expiration and it is possible that the FCC will not renew them. FCC rules require all wireless and personal communications services licensees to meet specified build-out requirements. We may not be able to meet these requirements in each market. Failure to comply with these requirements in a given license area could result in revocation or forfeiture of our license for that license area or the imposition of fines on us by the FCC.

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

     We split off from AT&T in July 2001. AT&T has no obligation to provide financial, operational or organizational assistance to us other than limited services. We may not be able to implement successfully the changes necessary to operate independently. We may also incur additional costs relating to operating independently that would cause our cash flow and results of operations to decline materially. In addition, although we may be able to participate in some of AT&T’s supplier arrangements where those arrangements permit or the vendors agree, our supplier arrangements may not be as favorable as has historically been the case. Agreements that we have entered into in connection with the split-off provide that our business will be conducted differently and that our relationship with AT&T will be different from what it was prior to the split-off. These differences may have a detrimental effect on our results of operations or financial condition.

The historical financial information of AT&T Wireless Group may not be representative of our results as an independent entity and, therefore, may not be reliable as an indicator of our historical or future results.

     The historical financial information of AT&T Wireless Group may not reflect what our results of operations, financial position and cash flows would have been had we been an independent entity during the periods prior to the split-off. This is because the financial information reflects allocations for services provided to AT&T Wireless Group by AT&T, and these allocations may not reflect the costs we incur for similar or incremental services as an independent entity.

We will generally be responsible for tax liability if the split-off is taxable.

     Under the separation and distribution agreement between us and AT&T, subject to limited exceptions, we will be responsible for any tax liability and any related liability that results from the split-off failing to qualify as a tax-free transaction. If the split-off failed to qualify as a tax-free transaction, this liability would have a material adverse effect on us.

We no longer receive tax sharing payments from AT&T since we ceased to be a member of the AT&T consolidated tax return group, and we may incur other tax liabilities as a result of the split-off and pre-split-off transactions.

     As a result of the split-off, we ceased to be a member of the consolidated federal income tax return group of which AT&T is the common parent. Consequently, taxable income and losses, and our other tax attributes in post-split-off taxable periods can generally no longer offset taxable income or losses and other tax attributes of the AT&T consolidated tax return group. For two taxable years after the split-off, under U.S. federal income tax rules, we would generally be able to carry back any such tax losses of members of the AT&T Wireless Group, subject to limitations, against taxable income, if any, of members of AT&T Wireless Group for pre-split-off periods. Under our tax sharing agreement with AT&T, however, we generally may only carry back net operating losses (and not other tax attributes) from post-split-off taxable periods to pre-split-off taxable periods, and only if those losses are significant and with the consent of AT&T, which consent AT&T has agreed not to withhold unreasonably. To the extent we have tax losses in post-split-off taxable periods, we would generally no longer receive current tax sharing payments with respect to those losses. Instead, except where those losses can be carried back, we would benefit from those losses only if and when we generated sufficient taxable income in future years to utilize those tax losses on a stand-alone basis. In addition, there may be tax costs associated with the split-off that result from our ceasing to be a member of the AT&T consolidated tax return group, as well as from pre-split-off transactions. If incurred, these costs could be material to our results.

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

     In connection with AT&T’s restructuring, there is a risk that we and AT&T’s other separated business units may not be able to create effective intercompany agreements to facilitate cost sharing or to maintain or enter into arrangements for combining our respective services in customer offerings or other forms of bundling arrangements. Competition between us and the other AT&T units in overlapping markets could result in more downward price pressure. We expect that the different businesses and companies will share the AT&T brand after the restructuring, which will likely increase this level of competition. In addition, any incremental costs associated with implementing AT&T’s restructuring plan may materially adversely affect the different businesses and companies, including our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to market risk is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Quantitative and Qualitative Information About Market Risk”.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our first annual shareholder meeting as an independent company on May 16, 2002. The following proposals were adopted by the margins indicated:

1.	To elect three members to the Board of Directors for a three year term.

	Number of Shares

	For	Withheld

Walter Elisha	2,194,742,146.75	43,751,901.75
Ralph Larsen	2,205,486,557.75	33,007,490.75
Wayne Perry	2,187,279,015.75	51,215,032.75

Wayne Perry subsequently resigned from our Board of Directors in July, 2002.

2.	To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for 2002.

Number of Shares

For	Against	Withheld

2,157,533,577.50	68,631,836.00	12,328,635.00

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Number	Title

10.1	Amended and Restated $1.25 Billion 364-Day Competitive Advance and Revolving Credit Facility Agreement, dated March 19, 2002, between AT&T Wireless Services, Inc. and certain lenders party thereto.
10.2	$1.25 Billion Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated March 23, 2001, between AT&T Wireless Services, Inc. and certain lenders party thereto.
10.3	Receivables Purchase Agreement, dated March 1, 2002, relating to the $1.2 Billion Three-Year Accounts Receivable Securitization Program.

Number	Title

10.4	AT&T Wireless Senior Officer Severance Plan, effective July 16, 2002.
10.5	Employment Agreement between AT&T Wireless Services, Inc. and Michael Keith, dated April 1, 2002.
10.6	Amendment to Employment Agreement between AT&T Wireless Services, Inc. and Andre Dahan, dated May 29, 2002.
10.7	Description of Tax Allowance Policy for Executive Imputed Taxes.
10.8	Description of Life Insurance Arrangement with Andre Dahan
10.9	Form of AT&T Wireless Services, Inc. 2001 Long Term Incentive Plan Executive Nonstatutory Stock Option Agreement
10.10	Form of AT&T Wireless Services, Inc. 2001 Long Term Incentive Plan Executive Restricted Stock Unit Award Agreement
99.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K

On April 8, 2002, we filed an 8-K under Items 5 and 7 making available exhibits to be incorporated by reference into our Registration Statement on Form S-3/A, filed on December 21, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T WIRELESS SERVICES, INC.

By:	/s/ Joseph McCabe, Jr.

Joseph McCabe, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 13, 2002