Form 10-Q
period 2002-09-30
AT&T WIRELESS SERVICES INC
filed 2002-11-13
CIK 1138234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X]    No [ ]

As of October 31, 2002, 2,709,050,456 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2002	2001	2002	2001

REVENUE

Services	$3,765	$3,239	$10,745	$9,291

Equipment	298	257	839	791

Total revenue	4,063	3,496	11,584	10,082

OPERATING EXPENSES

Costs of services (excluding depreciation of $548 and $376 for the three months ended September 30, and $1,561 and $1,080 for the nine months ended September 30, which is included below)	1,173	1,079	3,387	2,898

Costs of equipment sales	620	501	1,702	1,468

Selling, general and administrative	1,200	1,115	3,586	3,275

Depreciation and amortization	703	658	2,029	1,806

Impairment of licensing costs	1,329	—	1,329	—

Total operating expenses	5,025	3,353	12,033	9,447

OPERATING (LOSS) INCOME	(962)	143	(449)	635

Other (expense) income	(164)	114	(188)	326

Interest expense	180	105	490	287

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NET EQUITY (LOSSES) EARNINGS FROM INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES	(1,306)	152	(1,127)	674

(Benefit) provision for income taxes	(139)	52	(70)	293

Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	(882)	56	(1,017)	174

(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,049)	156	(2,074)	555

Loss from operations of discontinued business (net of tax benefit of $49 and $133 for the three and nine months ended September 30, 2001)	—	(79)	—	(215)

Gain on disposal of discontinued business (net of tax provision of $5 and $29 for the three and nine months ended September 30, 2002)	8	—	47	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	8	(79)	47	(215)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,041)	77	(2,027)	340

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (net of tax benefit of $103)	—	—	(166)	—

NET (LOSS) INCOME	(2,041)	77	(2,193)	340

Accretion of mandatorily redeemable preferred stock	6	—	13	—

Dividend requirements on preferred stock held by AT&T, net	—	—	—	76

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(2,047)	$77	$(2,206)	$264

(LOSS) INCOME PER BASIC AND DILUTED SHARE:

(Loss) income from continuing operations available to common shareholders	$(0.76)	$0.06	$(0.77)	$0.19

(Loss) income from discontinued operations	—	(0.03)	0.01	(0.09)

Cumulative effect of change in accounting principle	—	—	(0.06)	—

Net (loss) income available to common shareholders	$(0.76)	$0.03	$(0.82)	$0.10

WEIGHTED AVERAGE SHARES USED TO COMPUTE (LOSS) INCOME PER SHARE:

Basic	2,708	2,530	2,678	2,530

Diluted	2,708	2,532	2,678	2,532

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	AT	AT
	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

ASSETS

Cash and cash equivalents	$3,751	$3,352

Accounts receivable, less allowances of $275 and $239	2,194	2,026

Inventories	210	307

Income tax receivable	44	210

Deferred income taxes	—	222

Prepaid expenses and other current assets	305	180

TOTAL CURRENT ASSETS	6,504	6,297

Property, plant and equipment, net of accumulated depreciation of $6,784 and $5,232	14,329	12,496

Licensing costs	13,994	13,100

Investments in and advances to unconsolidated subsidiaries	2,411	3,672

Goodwill	7,177	4,712

Other assets, net of accumulated amortization of $729 and $493	1,369	1,357

Assets of discontinued operations	—	88

TOTAL ASSETS	$45,784	$41,722

LIABILITIES

Accounts payable	$754	$1,035

Payroll and benefit-related liabilities	427	409

Due on demand notes payable	—	88

Other current liabilities	1,927	1,900

TOTAL CURRENT LIABILITIES	3,108	3,432

Long-term debt due to others	11,033	6,617

Deferred income taxes	3,667	4,352

Other long-term liabilities	287	330

TOTAL LIABILITIES	18,095	14,731

COMMITMENTS AND CONTINGENCIES (NOTES (k) AND (l))

MINORITY INTEREST	51	46

MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value, 1,000 shares authorized, .233 shares issued and outstanding ($268 liquidation value)	146	—

MANDATORILY REDEEMABLE COMMON STOCK, $0.01 par value, 406 shares issued and outstanding ($10,599 redemption value)	7,664	7,664

SHAREHOLDERS’ EQUITY

Common stock, $0.01 par value, 10,000 shares authorized, 2,302 and 2,125 shares issued and outstanding	23	21

Additional paid-in capital	23,204	20,515

Accumulated deficit	(3,343)	(1,150)

Accumulated other comprehensive loss	(56)	(105)

TOTAL SHAREHOLDERS’ EQUITY	19,828	19,281

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,784	$41,722

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(UNAUDITED)

						ACCUMULATED	TOTAL
	COMMON		ADDITIONAL		SHAREHOLDERS’	OTHER	SHARE-
	SHARES	COMMON	PAID-IN	ACCUMULATED	NET	COMPREHENSIVE	HOLDERS’
	OUTSTANDING	STOCK	CAPITAL	DEFICIT	INVESTMENT	(LOSS) INCOME	EQUITY

Balance at December 31, 2001	2,125	$21	$20,515	$(1,150)	$—	$(105)	$19,281

Net loss				(2,193)			(2,193)

Issuance of AT&T Wireless Services common stock and stock options for TeleCorp PCS, Inc. acquisition	146	2	2,280				2,282

Proceeds from AT&T Wireless Services common stock issued to DoCoMo	27		382				382

Proceeds from AT&T Wireless Services common stock issued for employee plans	4		40				40

Accretion of mandatorily redeemable preferred stock			(13)				(13)

Other comprehensive income						49	49

Balance at September 30, 2002	2,302	$23	$23,204	$(3,343)	$—	$(56)	$19,828

Balance at December 31, 2000	2,123	$—	$—	$—	$21,885	$(8)	$21,877

Net income available to common shareholders				77	187		264

Proceeds attributed from DoCoMo investment, net of costs					6,139		6,139

Proceeds from AT&T Wireless Group tracking stock shares issued for employee plans					54		54

Proceeds from AT&T Wireless Services common stock issued for employee plans			4				4

Recapitalization effective with AT&T Wireless Services split-off		21	20,413		(20,457)		(23)

Reclassification of mandatorily redeemable common stock and warrants held by DoCoMo					(7,824)		(7,824)

Net transfers from former parent AT&T, Corp.					16		16

Other comprehensive loss						(82)	(82)

Balance at September 30, 2001	2,123	$21	$20,417	$77	$—	$(90)	$20,425

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2002	2001	2002	2001

SUMMARY OF TOTAL COMPREHENSIVE (LOSS) INCOME:

Net (loss) income	$(2,041)	$77	$(2,193)	$340

Net revaluation of investments (net of taxes of $5 and $13 for the three and nine months ended September 30, 2002, and $(11) and $(4) for the three and nine months ended September 30, 2001)	5	(19)	20	(7)

Net revaluation of financial instruments (net of taxes of $1 and $1 for the three and nine months ended September 30, 2002, and $1 and $(42) for the three and nine months ended September 30, 2001)	4	2	3	(72)

Net foreign currency translation adjustments (net of taxes of $(2) and $17 for the three and nine months ended September 30, 2002, and $(1) and $(2) for the three and nine months ended September 30, 2001)	(6)	(1)	26	(3)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(2,038)	$59	$(2,144)	$258

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,

	2002	2001

OPERATING ACTIVITIES

Net (loss) income	$(2,193)	$340

Deduct: Income (loss) from discontinued operations	47	(215)

Net (loss) income, excluding discontinued operations	(2,240)	555

Adjustments to reconcile net (loss) income, excluding discontinued operations, to net cash provided by operating activities of continuing operations:

Cumulative effect of change in accounting principle, net of tax	166	—

Losses on early extinguishments of debt	20	—

Losses from impairments of cost method investments	245	20

Net revaluation of securities	—	(56)

Depreciation and amortization	2,029	1,806

Impairment of licensing costs	1,329	—

Amortization of debt premium/discount and interest accretion	43	—

Deferred income taxes	(326)	231

Net equity losses (earnings) from investments in unconsolidated subsidiaries	1,017	(248)

Provision for uncollectible receivables	414	407

Increase in accounts receivable	(440)	(663)

Decrease in inventories	146	194

Decrease in accounts payable	(92)	1

Net change in other operating assets and liabilities	(49)	101

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	2,262	2,348

INVESTING ACTIVITIES

Capital expenditures and other additions	(3,031)	(3,499)

Net acquisitions of licenses	(32)	(2)

Distributions and sales of unconsolidated subsidiaries	27	658

Contributions, advances and purchases of unconsolidated subsidiaries	(402)	(1,253)

Acquisitions of businesses, net of cash acquired	(75)	—

Issuance of long-term note receivable to unconsolidated subsidiary	(100)	—

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(3,613)	(4,096)

FINANCING ACTIVITIES

Repayment of debt due to AT&T	—	(2,438)

Repayment of debt due to others	(1,619)	—

Proceeds from issuance of long-term debt to others, net of issuance costs	2,959	6,345

Redemption of preferred stock held by AT&T	—	(3,000)

Proceeds attributed from DoCoMo investment, net of costs	—	6,139

Proceeds from AT&T Wireless Services common stock and AT&T Wireless Group tracking stock issued, and other financing activities	418	54

Dividend requirements on preferred stock held by AT&T, net	—	(76)

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	1,758	7,024

NET CASH USED IN DISCONTINUED OPERATIONS	(8)	(463)

NET INCREASE IN CASH AND CASH EQUIVALENTS	399	4,813

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,352	62

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,751	$4,875

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

BACKGROUND

         On October 25, 2000, AT&T Corp. (AT&T) announced a restructuring plan, stating its intention to create a separate company for its wireless services businesses, named AT&T Wireless Services, Inc. This restructuring is called “the split-off.” AT&T Wireless Services includes substantially the same assets and liabilities that were represented by AT&T Wireless Group tracking stock, which AT&T created on April 27, 2000. In conjunction with the offering of AT&T Wireless Group tracking stock in April 2000, 15.6%, or 360 million shares, of AT&T Wireless Group tracking stock were sold at an offering price of $29.50 per share. AT&T Wireless Group tracking stock was a class of AT&T common stock, which was intended to provide holders with financial returns based on the financial performance and economic value of AT&T’s wireless services businesses.

         During May 2001, AT&T completed an exchange offer, which allowed AT&T common shareholders to exchange shares of AT&T common stock for shares of AT&T Wireless Group tracking stock. Approximately 372.2 million shares of AT&T common stock (not adjusted for any subsequent splits) were tendered in exchange for approximately 437.7 million shares of AT&T Wireless Group tracking stock, at an exchange ratio of 1.176 shares of AT&T Wireless Group tracking stock for each validly tendered share of AT&T common stock.

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

         The consolidated condensed financial statements reflect the assets, liabilities, revenue and expenses directly attributable to AT&T Wireless Services. The assets and liabilities included represent the assets and liabilities, which have been transferred to AT&T Wireless Services in accordance with the separation and distribution agreement between AT&T and AT&T Wireless Services. Prior to the split-off on July 9, 2001, substantially all of the assets and liabilities represented by AT&T Wireless Group were transferred to AT&T Wireless Services. AT&T Wireless Services has treated these transfers in a manner similar to a pooling of interests and has assumed these transfers were completed in historical periods by the legal entity AT&T Wireless Services. The consolidated condensed financial statements for the periods prior to the split-off include allocations deemed reasonable by management to present the results of operations, financial position and cash flows of AT&T Wireless Services as a separate entity and are not necessarily indicative of those that would have been incurred on a stand-alone basis for those periods presented. Additionally, the consolidated results for the interim periods presented may not be indicative of results for the full year. These consolidated condensed financial statements should be read in conjunction with AT&T Wireless Services’ consolidated financial statements for the three years ended December 31, 2001, included in Form 10K filed by AT&T Wireless Services on March 28, 2002, and consolidated condensed financial statements for the quarters ended June 30, 2002 and March 31, 2002, included in Form 10Q filed by AT&T Wireless Services on August 13, 2002 and May 9, 2002, respectively.

         For the tax return period July 10, 2001 through December 31, 2001, AT&T Wireless Services incurred a tax net operating loss (NOL) of $1.3 billion. In addition, for the nine months ended September 30, 2002, AT&T Wireless Services estimates it generated a NOL of $2.3 billion. AT&T Wireless Services has determined that it is entitled to carryback certain of these losses which could be up to approximately $1.3 billion of the 2001 NOL and up to $1.5 billion of the 2002 NOL, against taxes paid by its former parent, AT&T Corp. The balance of the 2002 NOL can be carried forward to offset taxable income in future years.

         The tax sharing agreement between AT&T Corp. and AT&T Wireless Services provides that AT&T Wireless Services may not seek a refund for taxes relating back to periods before the split-off without AT&T Corp.’s consent, and that such consent may not be unreasonably withheld. Federal tax laws generally provide that AT&T Wireless Services would only be entitled to a carryback benefit to the extent that the income of AT&T Corp. for the applicable carryback years is sufficient to absorb all of the carryback losses of AT&T Corp. and its affiliates in addition to the carryback losses of AT&T Wireless Services. The amount of the refund, if any, and the timing of any such payment cannot be determined with certainty at this time.

(b)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF STATEMENT OF FINANCIAL
ACCOUNTING STANDARDS (SFAS) NO. 142

         Effective January 1, 2002, AT&T Wireless Services adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.

         Effective with the adoption of this standard, AT&T Wireless Services is no longer amortizing acquired goodwill and excess net book value associated with equity method investments. Instead, SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test based upon a fair value approach. The first step is a screen for potential impairment, while the second step calculates the amount of impairment, if any. Upon adoption of this standard, AT&T Wireless Services completed a transitional impairment test for its acquired goodwill, determining fair value using primarily a discounted cash flow model. The determined fair value was sufficient to pass the first step impairment test, and therefore no impairment was recorded. The premise of the discounted cash flow model assumed a non-taxable or stock transaction. As a result, there was no step-up in basis of the assets and depreciation was carried over at current levels. In order to assess the fair value of AT&T Wireless Services, following the calculation of the discounted cash flows, the fair value of the interest bearing debt was deducted. In addition, the fair value of the assets not contributing to the discounted cash flows of AT&T Wireless Services, were added to derive an indication of net assets.

         Additionally, upon adoption of SFAS No. 142, AT&T Wireless Services was required to reassess the useful life of its other intangible assets. AT&T Wireless Services’ other intangible assets primarily consist of customer lists and FCC licensing costs. AT&T Wireless Services re-assessed the useful life of its customer lists and determined that a five year life continues to be appropriate. Although FCC licenses are issued with a stated term, generally ten years, the renewal of FCC licenses is a routine matter involving a nominal fee and AT&T Wireless Services has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its FCC licenses. As such, effective with the adoption of SFAS No. 142, AT&T Wireless Services is no longer amortizing licensing costs of domestic consolidated subsidiaries as these licensing costs are deemed to be intangible assets that have indefinite lives. AT&T Wireless Services’ unconsolidated subsidiaries completed a similar assessment for licensing costs. Its domestic and Canadian unconsolidated subsidiaries also determined that their licensing costs have indefinite lives and ceased amortization of those costs. Prospectively, AT&T Wireless Services will continue to periodically reevaluate its determination of an indefinite useful life with regards to FCC licenses. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment by comparing the fair value of the assets to their carrying amount. Upon adoption of this standard, AT&T Wireless Services completed a transitional impairment test for licensing costs, calculating fair value using primarily a discounted cash flow model, and determined that there was no impairment to be recorded. The discounted cash flow model estimates the required resources and eventual returns from the build out of an operational network and related customer support, starting with only FCC licenses. In this manner, the cash flows are isolated as specifically pertaining to the FCC licenses. A majority of the FCC license balance was tested for impairment on an aggregate basis, which is consistent with its management of the business and national scope of operations.

         On a prospective basis, AT&T Wireless Services is required to test both acquired goodwill and other indefinite-lived intangible assets, including licensing costs, for impairment on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If AT&T Wireless Services’ market value continues to be less than its book value for an extended period of time, it could trigger the need for impairment tests of acquired goodwill between annual tests. Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. During the third quarter, AT&T Wireless Services completed its annual impairment tests for both acquired goodwill and licensing costs using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002. Such testing resulted in no impairment charge to goodwill as the determined fair value was again sufficient to pass the first step impairment test. The first annual reassessment of AT&T Wireless Services’ licensing costs, however, resulted in a total pre-tax impairment of $1,329. See Note (c) for further information regarding these tests.

         The following table provides a reconciliation of the reported net income (loss) available to common shareholders to an adjusted (loss) income before cumulative effect of change in accounting principle and basic and diluted earnings per share assuming that SFAS No. 142 had been adopted as of January 1, 2001:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Reported net (loss) income available to common shareholders	$(2,047)	$77	$(2,206)	$264

Accretion of mandatorily redeemable preferred stock	6	—	13	—

Dividend requirements on preferred stock held by AT&T, net	—	—	—	76

Net (loss) income	(2,041)	77	(2,193)	340

Cumulative effect of change in accounting principle, net of tax	—	—	(166)	—

Reported (loss) income before cumulative effect of change in accounting principle	(2,041)	77	(2,027)	340

Add back amortization, net of tax:

Goodwill	—	31	—	85

Licensing costs	—	59	—	175

Excess net book value of equity method investments	—	12	—	29

Adjusted (loss) income before cumulative effect of change in accounting principle	$(2,041)	$179	$(2,027)	$629

Basic and diluted earnings per share:

Reported net (loss) income available to common shareholders	$(0.76)	$0.03	$(0.82)	$0.10

Accretion of mandatorily redeemable preferred stock	—	—	—	—

Dividend requirements on preferred stock held by AT&T, net	—	—	—	0.03

Net (loss) income	(0.76)	0.03	(0.82)	0.13

Cumulative effect of change in accounting principle, net of tax	—	—	(0.06)	—

Reported (loss) income before cumulative effect of change in accounting principle	(0.76)	0.03	(0.76)	0.13

Add back amortization, net of tax:

Goodwill	—	0.01	—	0.03

Licensing costs	—	0.03	—	0.07

Excess net book value of equity method investments	—	0.01	—	0.01

Adjusted (loss) income before cumulative effect of change in accounting principle	$(0.76)	$0.08	$(0.76)	$0.24

         The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

Balance as of December 31, 2001	$4,712

Goodwill acquired during the nine months ended September 30, 2002	2,465

Balance as of September 30, 2002	$7,177

         During the first quarter of 2002, AT&T Wireless Services recorded a cumulative effect of change in accounting principle of $166, net of tax, associated with its portion of transitional impairment losses recognized by its equity method investments upon adoption of SFAS No. 142. Of the total after-tax charge, $72 and $7 represented AT&T Wireless Services’ proportionate share of impairments recognized by TeleCorp PCS, Inc. of its licensing costs and goodwill, respectively. The remaining $87 represented AT&T Wireless Services’ proportionate share of an impairment of licensing costs recognized by ACC Acquisitions, LLC. See Note (c) for additional impairment losses recognized by AT&T Wireless Services’ equity method investments subsequent to adoption.

         Intangible assets with indefinite lives at September 30, 2002, consisted of licensing costs of $13,994. Amortizable intangible assets at September 30, 2002, consisted of customer lists of $702, net of accumulated amortization of $327. Customer lists are being amortized on a straight-line basis over five years. Pre-tax amortization expense associated with customer lists for the three and nine months ended September 30, 2002, totaled $30 and $87, respectively. The aggregate pre-tax amortization expense associated with customer lists for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 are estimated to be $117, $119, $113, $86 and $26, respectively.

PROVISION FOR INCOME TAXES

         During the first quarter of 2002, AT&T Wireless Services changed its accounting for the calculation of the intraperiod income tax allocation. Effective with the first quarter of 2002, AT&T Wireless Services began estimating its annual effective income tax rates for continuing operations (excluding net equity (losses) earnings from investments in unconsolidated subsidiaries) and net equity (losses) earnings from investments in unconsolidated subsidiaries separately. In prior years, AT&T Wireless Services had estimated one combined annual effective income tax rate for continuing operations (including net equity (losses) earnings from investments in unconsolidated subsidiaries), then allocated a portion of the resulting tax provision or benefit to net equity (losses) earnings from investments in unconsolidated subsidiaries. This change has no impact to AT&T Wireless Services’ annual income tax provision or benefit; it merely impacts the allocation of the full year’s income tax provision to interim periods. AT&T Wireless Services believes this change results in a more accurate estimate of the intraperiod allocation of the tax provision or benefit. If the new intraperiod allocation methodology had been implemented January 1, 2001, the impact to the three and nine months ended September 30, 2001, would have been a decrease to net equity earnings from investments in unconsolidated subsidiaries and income from continuing operations available to common shareholders of $94 and $66, respectively, and a decrease to income from continuing operations available to common shareholders per basic and diluted share of $0.04 and $0.03, respectively.

         As discussed in Note (c), AT&T Wireless Services recorded a tax valuation allowance in the third quarter of 2002. As a result of recording this allowance, AT&T Wireless Services’ effective tax rate for all of 2002 will be substantially different than the United States federal statutory income tax rate.

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

GAINS (LOSSES) ON EARLY EXTINGUISHMENT OF DEBT

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from the early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. AT&T Wireless Services elected to early adopt this statement effective April 1, 2002. As a result of the early adoption of this statement, AT&T Wireless Services reclassified the $10 pre-tax extraordinary loss on early extinguishment of debt recognized during the first quarter of 2002 to other (expense) income, and reclassified the related $4 tax benefit to provision for income taxes.

RECLASSIFICATIONS AND RESTATEMENTS

         Certain reclassifications have been made to prior year amounts to conform to current year presentations. Prior year periods have been restated to reflect the results of the fixed wireless business as discontinued operations (see Note (d)). In addition, as discussed above, the extraordinary loss on early extinguishment of debt recognized during the first quarter of 2002 was reclassified to continuing operations in the second quarter of 2002.

(c)	IMPAIRMENT CHARGES AND TAX VALUATION ALLOWANCE

Impairment of licensing costs of consolidated subsidiaries:

         As discussed in Note (b), SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets, including licensing costs, be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the goodwill and other indefinite-lived intangible assets with their carrying amounts.

         AT&T Wireless Services completed its annual impairment tests for both goodwill and licensing costs during the third quarter of 2002, using methodologies consistent with those applied during the initial adoption of SFAS No. 142 on January 1, 2002. Such testing resulted in no impairment charge to goodwill in the third quarter of 2002. FCC licenses that support AT&T Wireless Services’ national strategic plan, which represent a majority of the licensing costs’ book value, were aggregated and valued using a discounted cash flow model. The remaining non-strategic licenses were valued on an asset-by-asset basis using comparative transaction data to determine a fair value. These tests resulted in a total pre-tax impairment of $1,329, which was recorded in “Impairment of licensing costs” in the Consolidated Condensed Statement of Operations during the three months ended September 30, 2002. AT&T Wireless Services believes that the declines in the fair value of its licenses are due principally to uncertainty about industry prospects in light of continuing price competition, slowing subscriber growth, and the continued weakness of the US economy.

Impairment of licensing costs of investments in and advances to unconsolidated subsidiaries:

         AT&T Wireless Services recognized pre-tax losses of $369 in the third quarter of 2002 associated with its portion of impairment losses recognized by its equity method investments resulting from their annual impairment tests of licensing costs. Of the total pre-tax charge, $260, $84 and $25 represent impairments of licensing costs recognized by Cascade Wireless, LLC, Alaska Native Wireless, LLC, and Lewis and Clark Communications, LLC, respectively. These losses are included in “Net equity (losses) earnings from investments in unconsolidated subsidiaries” in the Consolidated Condensed Statement of Operations.

Equity method investment impairment charges:

         AT&T Wireless Services holds equity interests in various domestic and international ventures and partnerships. These ventures and partnerships operate primarily in the wireless telecommunications industry. These investments are accounted for primarily under the equity method of accounting. In accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” AT&T Wireless Services periodically reviews its equity method investments for impairment. These reviews are performed to determine whether a decline in the fair value of an investment below its carrying value is deemed to be other than temporary. AT&T Wireless Services employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the carrying value of an investment exceeds its fair value, AT&T Wireless Services evaluates, among other factors, the duration and extent to which the fair value is less than the carrying value; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and AT&T Wireless Services’ intent and ability to hold the investment.

         During the third quarter of 2002, AT&T Wireless Services recognized $444 of pre-tax impairment losses due primarily to three of its equity method investments. These impairments related to declines in the fair values of certain international equity method investments that management deemed to be other than temporary. The majority of the total pre-tax charge represented impairments of investments in Rogers Wireless Communications, Inc., Eurotel Praha, spol. s r.o., and BPL Cellular Ltd. of $232, $185, and $24, respectively. These losses are included in “Net equity (losses) earnings from investments in unconsolidated subsidiaries” in the Consolidated Condensed Statement of Operations.

         During the second quarter of 2002, AT&T Wireless Services recognized a $120 pre-tax impairment loss within “Net equity (losses) earnings from investments in unconsolidated subsidiaries” associated with its equity investment in ACC Acquisitions, LLC, which is the parent company of American Cellular Corporation (ACC). This impairment represented a write-off of AT&T Wireless Services’ remaining equity investment balance. The impairment loss was recognized during the second quarter of 2002 due to a reassessment of the value of AT&T Wireless Services’ investment as a result of ACC’s failure to comply with the total debt leverage ratio covenant contained in ACC’s bank credit facility.

Cost method investment impairment charges:

         During the third quarter of 2002, AT&T Wireless Services recognized a $187 pre-tax impairment charge related to its cost method investment in Dobson Communications Corporation (Dobson). Of the total pre-tax charge, $173 related to AT&T Wireless Services’ preferred stock investment and $14 to AT&T Wireless Services’ remaining common stock investment balance. Additionally, in the first quarter of 2002, AT&T Wireless Services recorded a pre-tax impairment loss of $57 related to its common stock investment in Dobson. These losses are included in “Other (expense) income” in the Consolidated Condensed Statement of Operations.

Tax valuation allowance:

         Due to the losses recorded during the third quarter of 2002, AT&T Wireless Services established a deferred tax valuation allowance of $740. $379 of the deferred tax valuation allowance was related to deferred tax assets associated with AT&T Wireless Services’ equity method investments and was recorded within “Net equity (losses) earnings from investments in unconsolidated subsidiaries.” $361 was related to deferred tax assets associated with its continuing operations, excluding net equity (losses) earnings from investments in unconsolidated subsidiaries, and was recorded within “(Benefit) provision for income taxes” in the Consolidated Condensed Statement of Operations.

The following table summarizes the impairment charges and tax valuation allowance recorded during the third quarter of 2002:

Impairment of licensing costs	$1,329

Impairment of equity-method unconsolidated subsidiaries	444

AT&T Wireless Services’ proportionate share of licensing costs impairments recorded by equity-method unconsolidated subsidiaries	369

Impairment of cost-method unconsolidated subsidiary	187

Total impairment charges	2,329

Application of statutory tax rate of 38.25%	(891)

Deferred tax valuation allowance	740

Impact of impairment charges and tax valuation allowance on third quarter results	$2,178

(d)	DISCONTINUED OPERATIONS

         In December 2001, AT&T Wireless Services finalized plans and received approval from its board of directors to exit the fixed wireless business. This decision resulted in a pre-tax charge during the fourth quarter of 2001 of $1.3 billion, reflecting a write-down of the assets and the impact of phased exit charges. AT&T Wireless Services virtually completed the disposal of the fixed wireless business during the third quarter of 2002.

         In accordance with APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the consolidated condensed financial statements of AT&T Wireless Services have been restated to reflect the fixed wireless business as discontinued operations. Accordingly, the revenue, costs and expenses, assets and cash flows of the fixed wireless business have been excluded from the respective captions in the consolidated condensed statements of operations, consolidated condensed balance sheets and consolidated condensed statements of cash flows and have been reported as “Income (loss) from discontinued operations,” net of applicable taxes; as “Assets of discontinued operations;” and as “Net cash used in discontinued operations” for all periods presented.

         Revenue for discontinued operations was $0 and $6 for the three months ended September 30, 2002 and 2001, respectively, and $1 and $12 for the nine months ended September 30, 2002 and 2001, respectively. Assets of discontinued operations were $0 and $88 at September 30, 2002, and December 31, 2001, respectively. The liabilities of the fixed wireless business, including liabilities associated with the disposal and phased exit charges of the fixed wireless business, are not reflected within discontinued operations on AT&T Wireless Services’ consolidated condensed balance sheets, as these liabilities have not been assumed by third parties. Accordingly, the cash flows associated with the disposal and phased exit charges have been reflected as cash used by operating activities of AT&T Wireless Services’ continuing operations. The loss on disposal of discontinued business recorded in the fourth quarter of 2001 included $74 for estimated pre-tax losses during the phase-out period, which were all recognized as of September 30, 2002.

         During the first, second, and third quarters of 2002, AT&T Wireless Services recorded after-tax gains on disposal of the fixed wireless business totaling $12, $27, and $8, respectively. The gains consisted of adjustments to the recoverability of assets and accruals associated with exit costs from the fixed wireless business.

         On February 12, 2002, AT&T Wireless Services completed the sale of certain fixed wireless assets to Netro Corporation (Netro), a company that is engaged in a business substantially different from AT&T Wireless Services’ fixed wireless business. Netro paid $16 in cash and 8.2 million shares of Netro common stock to acquire a license to intellectual property, equipment and proprietary software assets. As a result of the transaction, AT&T Wireless Services owned approximately 13.5% of Netro’s outstanding common stock. During the third quarter of 2002, AT&T Wireless Services sold shares of Netro common stock which reduced its ownership percentage of Netro’s outstanding common stock to less than five percent.

(e)	EARNINGS PER SHARE (EPS)

         Basic EPS for AT&T Wireless Services has been computed by dividing (loss) income from continuing operations available to common shareholders, (loss) income from discontinued operations, cumulative effect of change in accounting principle, and net (loss) income available to common shareholders, by the weighted average common shares outstanding for each period. (Loss) income from continuing operations available to common shareholders for each period includes (loss) income from continuing operations less accretion of mandatorily redeemable preferred stock and dividend requirements on preferred stock held by AT&T. Weighted average common shares outstanding for the three and nine months ended September 30, 2001, assume that all of the shares outstanding effective with the split-off, including the 406 million common share equivalents issued to NTT DoCoMo Inc. (DoCoMo) in January 2001, were outstanding for those periods.

         Diluted EPS for AT&T Wireless Services has been computed by dividing (loss) income from continuing operations available to common shareholders, (loss) income from discontinued operations, cumulative effect of change in accounting principle, and net (loss) income available to common shareholders, by the weighted average common shares outstanding for each period, plus the effect of dilutive stock options, with the exception of the three and nine months ended September 30, 2002, as the effect of stock options was considered to be anti-dilutive. The dilutive effect of stock options for both the three and nine months ended September 30, 2001, was 2 million. The effect of dilutive stock options was determined under the treasury stock method. As of September 30, 2002 and 2001, there were 218 million and 171 million, respectively, of AT&T Wireless Services common stock options outstanding as well as the 41.7 million common stock warrants issued to DoCoMo in January 2001, that were anti-dilutive, and therefore were not included in the calculation of diluted EPS.

(f)	TELECORP PCS, INC. ACQUISITION

         On February 15, 2002, AT&T Wireless Services acquired the remaining 77% of TeleCorp PCS, Inc. (TeleCorp) that it did not previously own. The results of TeleCorp have been included in the consolidated condensed financial statements of AT&T Wireless Services since that date. As a result of the closing of the acquisition, AT&T Wireless Services no longer treats its previously owned interest in TeleCorp as an equity method investment. The purchase of TeleCorp was consistent with AT&T Wireless Services’

strategy to expand its footprint in major markets in North America through acquisitions of wireless carriers where there were opportunities to improve operating results. TeleCorp provided wireless voice services, through 1900 megahertz licenses in portions of the Midwestern and Southeastern United States, which complemented AT&T Wireless Services’ footprint of licenses and service territory in the United States.

         The acquisition of TeleCorp is being accounted for in accordance with SFAS No. 141, “Business Combinations.” The aggregate purchase price totaled $2,414 including $2,266 of AT&T Wireless Services common stock issued (146 million shares), $133 of AT&T Wireless Services mandatorily redeemable preferred stock issued (233 thousand shares), and $15 in cash. In addition, 46 million common shares were issued to a consolidated subsidiary of AT&T Wireless Services that owned shares of TeleCorp. These treasury shares were retired during the second quarter of 2002. AT&T Wireless Services also assumed a fair value of $2,756 in debt. The fair value of the 146 million common shares issued was determined based upon the average market price of AT&T Wireless Services common stock over the 5-day trading period before and after the terms of the acquisition were agreed to and announced. The fair value of the mandatorily redeemable preferred stock issued was based upon the present value of future discounted cash flows as of the acquisition date.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. AT&T Wireless Services may make further refinements to the allocation of the purchase price for licensing costs, goodwill, customer lists, and operating accruals, including severance-related costs, in future periods.

Current assets	$405

Property, plant and equipment	1,000

Licensing costs	1,977

Goodwill	2,465

Customer lists	94

Long-term deferred tax asset	106

Other non-current assets	7

Total assets acquired	6,054

Current liabilities	412

Long-term debt	2,756

Other long-term liabilities	12

Total liabilities assumed	3,180

Other consideration	(460)

Net assets acquired	$2,414

         In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and licensing costs related to TeleCorp will not be amortized. Instead, AT&T Wireless Services tested these items for impairment as part of its annual impairment test of total consolidated goodwill and total consolidated licensing costs in the third quarter of 2002. See Notes (b) and (c). None of the goodwill recorded is deductible for tax purposes. Customer lists are being amortized over five years using a straight-line basis. Other consideration associated with the acquisition included the following items: (1) $208 of AT&T Wireless Services’ non-consolidated investment balance which represented its 23% ownership interest in TeleCorp immediately prior to the acquisition; (2) $318 of notes receivable made to TeleCorp, including $100 made in January 2002, which, subsequent to the acquisition, were terminated; and (3) elimination of AT&T Wireless Services’ long-term and short-term liabilities totaling $66 associated with deferred brand revenue from TeleCorp which existed prior to the acquisition.

         The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2002 and the three and nine months ended September 30, 2001, assume the TeleCorp acquisition had been completed on January 1, 2001:

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,

	2001	2002	2001

Revenue	$3,664	$11,669	$10,506

Income (loss) from continuing operations	$84	$(2,110)	$334

Income (loss) from continuing operations available to common shareholders per share — basic and diluted	$0.03	$(0.79)	$0.09

Net income (loss) available to common shareholders	$—	$(2,166)	$28

Net income (loss) available to common shareholders per share — basic and diluted	$—	$(0.80)	$0.01

         In conjunction with AT&T Wireless Services’ acquisition of TeleCorp, DoCoMo exercised its preemptive rights to acquire the maximum number of shares to which it was entitled to, pursuant to the Investor Agreement between AT&T Wireless Services and DoCoMo. As a result, AT&T Wireless Services issued 26.7 million shares to DoCoMo in February 2002 and recorded cash proceeds of $382.

(g)	OTHER ACQUISITIONS

         On April 1, 2002, AT&T Wireless Services completed its acquisition of the remaining 49% minority interest in the Philadelphia market owned by Exelon Corp. for $285 in cash. In addition, during the first quarter of 2002, Exelon Corp. made a capital contribution of demand notes in the net amount of $85 payable by AT&T Wireless Services to Exelon Corp., resulting in AT&T Wireless Services’ due on demand notes payable being reclassified to minority interest as an equity contribution during the first quarter of 2002. The acquisition of the remaining 49% interest was treated as a step-acquisition, in accordance with SFAS No. 141, “Business Combinations.” The following table summarizes the estimated fair value step-up for the 49% of the assets acquired as of the date of the acquisition. Other consideration includes the reduction of the minority interest liability previously recorded by AT&T Wireless Services as this market was consolidated by AT&T Wireless Services prior to the acquisition of the remaining 49% interest.

Licensing costs	$170

Customer lists	31

Total assets acquired	$201

Other consideration	84

Net assets acquired	$285

(h) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

         On July 25, 2002 AT&T Wireless Services and Triton PCS, Inc. signed an agreement pursuant to which AT&T Wireless Services has agreed to sell certain wireless licenses in Norfolk, Richmond and Roanoke, Virginia to Triton PCS, Inc. for $65 in cash. AT&T Wireless Services owns approximately 16% of Triton PCS, Inc. The transaction, which is subject to certain conditions and regulatory approvals, is expected to close in the fourth quarter of 2002. AT&T Wireless Services expects to recognize a pre-tax gain of approximately $35 upon closing of the sale.

         During the first quarter of 2002, AT&T Wireless Services advanced an aggregate of $251 to Cascade Wireless, LLC (Cascade), an entity in which AT&T Wireless Services owns a significant equity interest, but is controlled by Wayne Perry, who at that time was one of AT&T Wireless Services’ board members. AT&T Wireless Services made the advance pursuant to contractual obligations entered into prior to Mr. Perry joining AT&T Wireless Services’ board of directors. Cascade used these proceeds to finance the acquisition from third parties of licensed spectrum that AT&T Wireless Services was not eligible to own, as well as to fund operating requirements of Cascade. AT&T Wireless Services has entered into roaming and other agreements with Cascade, which allow AT&T Wireless Services’ subscribers to roam in markets operated by Cascade.

         See Note (c) for discussion on impairment charges recognized by AT&T Wireless Services’ unconsolidated subsidiaries.

(i)	LONG-TERM DEBT

         Additions to long-term debt due to others during the nine months ended September 30, 2002, consisted of the following:

AT&T Wireless Services’ Senior Notes:

         On April 16, 2002, AT&T Wireless Services completed a registered public offering of $3.0 billion of Senior Notes. The Senior Notes are unsecured, ranking equally with AT&T Wireless Services’ other unsecured indebtedness, with $250 maturing on April 18, 2005, $750 maturing on May 1, 2007, and $2.0 billion maturing on May 1, 2012. The notes pay interest semiannually at fixed rates ranging from 6.875% to 8.125% per annum and include customary covenants. AT&T Wireless Services had $59 and $107 of interest expense associated with these notes for the three and nine months ended September 30, 2002, respectively.

TeleCorp Wireless, Inc. 10 5/8% Senior Subordinated Notes:

         In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiary, TeleCorp Wireless, Inc., and recorded this debt at its fair value as of the date of the TeleCorp acquisition. As of September 30, 2002, AT&T

Wireless Services’ consolidated condensed balance sheet included $318 of TeleCorp Wireless, Inc. 10 5/8% Senior Subordinated Notes, which reflected the repayment of the 35% redeemed during the second quarter of 2002. The notes have an aggregate principal amount of $292 and mature on July 15, 2010, unless previously redeemed by TeleCorp Wireless, Inc. The notes pay interest semiannually and require compliance with customary financial covenants. The notes are guaranteed by AT&T Wireless Services and TeleCorp Wireless, Inc.’s wholly owned subsidiary, TeleCorp Communications, Inc. The notes are subject to optional redemption on or after July 15, 2005. In April 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35%, or $158 in aggregate principal amount at maturity of the TeleCorp Wireless, Inc. 10 5/8% Senior Subordinated Notes for $174, in accordance with the early redemption provisions of the indenture. This redemption occurred in May 2002 with cash balances of TeleCorp Wireless, Inc., which were received from AT&T Wireless Services’ purchase of additional equity in TeleCorp Wireless, Inc.

TeleCorp Wireless, Inc. 11 5/8% Senior Subordinated Discount Notes:

         In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiary, TeleCorp Wireless, Inc. and recorded this debt at its fair value as of the date of the TeleCorp acquisition. As of September 30, 2002, AT&T Wireless Services’ consolidated condensed balance sheet included $336 of TeleCorp Wireless, Inc. 11 5/8% Senior Subordinated Discount Notes, which reflected the repayment of the 35% redeemed during the second quarter of 2002. The notes have an aggregate principal amount at maturity of $374 and mature on April 15, 2009, unless previously redeemed by TeleCorp Wireless, Inc. As interest accrues, it is added to the principal as an increase to interest expense and the carrying value of the notes until April 15, 2004. TeleCorp Wireless, Inc. will begin paying interest semiannually beginning October 15, 2004. The notes require compliance with customary financial covenants. The notes are guaranteed by AT&T Wireless Services and TeleCorp Wireless, Inc.’s wholly owned subsidiary, TeleCorp Communications, Inc. The notes are subject to optional redemption on or after April 15, 2004. In March 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35%, or $201 in aggregate principal amount at maturity of the TeleCorp Wireless, Inc. outstanding notes for $179, in accordance with the early redemption provisions of the indenture. This redemption occurred in April 2002 with cash balances of TeleCorp Wireless, Inc., which were received from AT&T Wireless Services’ purchase of additional equity in TeleCorp Wireless, Inc.

Tritel PCS, Inc. 10 3/8% Senior Subordinated Notes:

         In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiary, Tritel PCS, Inc. and recorded this debt at its fair value as of the date of the TeleCorp acquisition. As of September 30, 2002, AT&T Wireless Services’ consolidated condensed balance sheet included $318 of Tritel PCS, Inc. 10 3/8% Senior Subordinated Notes, which reflected the repayment of the 35% redeemed during the second quarter of 2002. The notes have an aggregate principal amount at maturity of $292 and mature on January 15, 2011, unless previously redeemed by Tritel PCS, Inc. The notes pay interest semiannually and require compliance with customary financial covenants. The notes are guaranteed by AT&T Wireless Services, Tritel, Inc. (Tritel PCS, Inc.’s parent company), and by Tritel PCS, Inc.’s wholly owned subsidiaries Tritel Communications, Inc. and Tritel Finance, Inc. The notes are subject to optional redemption on or after January 15, 2006. In April 2002, Tritel PCS, Inc. exercised its option to redeem 35%, or $158 in aggregate principal amount at maturity, of the Tritel PCS, Inc. 10 3/8% Senior Subordinated Notes for $174, in accordance with the early redemption provisions of the indenture. This redemption occurred in May 2002 with cash balances of Tritel PCS, Inc., which were received from AT&T Wireless Services’ purchase of additional equity in Tritel PCS, Inc.

Tritel PCS, Inc. 12 3/4% Senior Subordinated Discount Notes:

         In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiary, Tritel PCS, Inc. and recorded this debt at its fair value as of the date of the TeleCorp acquisition. As of September 30, 2002, AT&T Wireless Services’ consolidated condensed balance sheet included $218 of Tritel PCS, Inc. 12 3/4% Senior Subordinated Discount Notes, which reflected the repayment of the 35% redeemed during the second quarter of 2002. The notes have an aggregate principal amount of $242 and mature on May 15, 2009, unless previously redeemed by Tritel PCS, Inc. As interest accrues, it is added to the principal as an increase to interest expense and the carrying value of the notes until May 15, 2004. Tritel PCS, Inc. will begin paying interest semiannually on November 15, 2004. The notes require compliance with customary financial covenants. The notes are guaranteed by AT&T Wireless Services, Tritel, Inc. (Tritel PCS, Inc.’s parent company), and by Tritel PCS, Inc.’s wholly owned subsidiaries Tritel Communications, Inc. and Tritel Finance, Inc. The notes are subject to optional redemption on or after May 15, 2004. In April 2002, Tritel PCS, Inc. exercised its option to redeem 35%, or $130 in aggregate principal amount at maturity of the Tritel PCS, Inc. 12 3/4% Senior Subordinated Discount Notes for $115, in accordance with the early redemption provisions of the indenture. This redemption occurred in May 2002 with cash balances of Tritel PCS, Inc., which were received from AT&T Wireless Services’ purchase of additional equity in Tritel PCS, Inc.

         On May 10, 2002, AT&T Wireless Services guaranteed the repayment of the interest and principal of the TeleCorp Wireless, Inc. and Tritel PCS, Inc. senior subordinated obligations in the event of default. This guarantee ranks pari passu with the senior unsecured obligations of AT&T Wireless Services.

         Both TeleCorp Wireless, Inc. and Tritel PCS, Inc. are consolidated operating subsidiaries of AT&T Wireless Services. Provisions of the notes, described above, limit the use of cash and cash equivalents of each subsidiary to the operations of the subsidiary. At September 30, 2002, “Cash and cash equivalents” on AT&T Wireless Services’ consolidated condensed balance sheet included a combined $157 of cash and cash equivalents that are held by TeleCorp Wireless, Inc. and Tritel PCS, Inc.

Hedged portion of Long-term debt:

         In accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the portion of AT&T Wireless Services’ fixed rate long-term debt due to others that is hedged is reflected in the consolidated condensed balance sheet as an amount equal to the sum of the debt’s carrying value plus a SFAS No. 133 fair value adjustment representing changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates. At September 30, 2002, the SFAS No. 133 fair value adjustment included in AT&T Wireless Services’ long-term debt due to others was $234. This fair value adjustment was recorded as an increase to long-term debt, with the related value for the interest rate swaps’ non-current portion recorded in other non-current assets.

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

Accounts Receivable Securitization program:

         On March 1, 2002, AT&T Wireless Services initiated a three-year accounts receivable securitization program. The program will allow for up to $1.2 billion of financing, to be collateralized by subscriber trade accounts receivable. Under the program, AT&T Wireless Services can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary of AT&T Wireless Services. The wholly owned subsidiary of AT&T Wireless Services would then sell an undivided interest in such receivables to an unrelated third-party financing entity. The financing is subject to program fees, payable monthly, including fees based on the outstanding borrowed amount. This financing arrangement is to be used for general corporate purposes, is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event that AT&T Wireless Services’ unsecured Senior Notes are rated BB by Standard & Poor’s or Ba2 by Moody’s. No amounts had been borrowed under the accounts receivable securitization program as of September 30, 2002.

Renewal of Credit Facility:

         On March 19, 2002, AT&T Wireless Services renewed its $1.25 billion 364-day Competitive Advance and Revolving Credit Facility. There were no material revisions to the original terms of the credit facility except for a collateral increase of $500 to allow for the accounts receivable securitization program noted above. No amounts had been borrowed under the facility as of September 30, 2002.

(j)	DERIVATIVE FINANCIAL INSTRUMENTS

         As of September 30, 2002, AT&T Wireless Services had entered into interest rate swaps with a total notional value of $2.8 billion. On a semiannual basis, AT&T Wireless Services pays a floating rate of interest equal to the six month LIBOR plus a fixed spread and receives a fixed rate in return ranging from 6.875% to 8.125%. The swaps were entered into as hedges of the fair value of $1.0 billion of the 7.35% Senior Notes due March 2006, $250 of the 6.875% Senior Notes due April 2005, $750 of the 7.5% Senior Notes due May 2007, and $800 of the 8.125% Senior Notes due May 2012, and expire on the notes’ respective maturity dates. The terms of the swap agreements and hedged items are such that effectiveness can be measured using the short-cut method defined in SFAS No. 133. Hedge ineffectiveness, as determined in accordance with SFAS No. 133, had no impact on AT&T Wireless Services’ results of operations for the three and nine months ended September 30, 2002. No fair value hedges were derecognized or discontinued during the three and nine months ended September 30, 2002.

(k)	COMMITMENTS

         During the first quarter of 2002, AT&T Wireless Services funded $251 to Cascade Wireless, LLC for spectrum acquisitions and operational funding requirements, fully satisfying its commitment.

         AT&T Wireless Services has various purchase commitments for network equipment as well as handsets related to the development of its next-generation strategy. Those commitments totaled $1.4 billion as of September 30, 2002, with payments to be made between 2002 and 2004. Subsequent to September 30, 2002, AT&T Wireless Services entered into additional purchase commitments for network equipment and services totaling $227, with payments to be made between 2002 and 2003.

         Pursuant to the Investor Agreement, as amended, between AT&T Wireless Services, AT&T Corp. and DoCoMo, DoCoMo may require AT&T Wireless Services to repurchase its investment at DoCoMo’s original purchase price, plus interest, if under certain circumstances, and subject to the exceptions identified in the Investor Agreement:

•	AT&T Wireless Services fails to launch services based on W-CDMA technology in 13 of the top 50 wireless markets in the United States (as defined by reference to Basic Trading Areas listed in the Investor Agreement) prior to June 30, 2004; or

•	AT&T Wireless Services’ Board of Directors approves changes in its use of W-CDMA technology as its primary standard for delivery of services based on third-generation technology prior to June 30, 2004.

         During November 2000, AT&T Wireless Services joined with others in the formation of a venture, Alaska Native Wireless (ANW), which participated in the Federal Communication Commission’s (FCC) Auction 35 of licensed spectrum in the 1900 megahertz band. In early 2001, the auction was completed, and ANW was the high bidder on approximately $2.9 billion in licenses. On March 4, 2002, the FCC granted to ANW some of the licenses on which it was the high bidder, which required the payment of $90 by ANW, which was funded by AT&T Wireless Services during the first quarter of 2002. As of September 30, 2002, AT&T Wireless Services had committed to fund $2.6 billion for ANW’s purchase of the remaining licenses, if granted, and had provided approximately $400 toward this commitment to ANW through a combination of a non-controlling equity interest and debt securities of ANW. As of September 30, 2002, the other owners of ANW had the right to require AT&T Wireless Services to purchase their equity interests in ANW in March 2007. If exercised at that time the purchase price could have been as much as $1.1 billion. As of September 30, 2002, AT&T Wireless Services had recognized approximately $121 related to this potential obligation. See Note (n) for further information regarding revision of this right.

         In June 2001, the federal appeals court for the D.C. Circuit ruled that the FCC had acted improperly in rescinding the licenses held by NextWave Telecom, Inc. and its affiliates (NextWave), which constituted most of the spectrum licenses offered in Auction 35. In August 2001, the FCC returned the licenses to NextWave, and on April 29, 2002, the FCC refunded $473 to ANW, which was a portion of the down payment previously submitted for licenses on which ANW was the high bidder. The return of spectrum to NextWave, and the accompanying refund to ANW, did not affect the status of the non-NextWave licenses that the FCC granted to ANW on March 4, 2002. The U.S. Supreme Court agreed to hear the FCC’s appeal of the D.C. Circuit Court ruling, and oral argument of such appeal was held on October 8, 2002. As of the date of this report, the Supreme Court had not issued a decision.

         On September 12, 2002, the FCC solicited public comments on two proposals for the disposition of down payments and pending applications for the NextWave licenses that were offered in Auction 35. The proposals would allow the winning bidders in the auction to obtain a full refund of down payments, and a dismissal of pending applications, for some or all of the NextWave licenses. The public comment cycle concluded on October 21, 2002. The FCC had not announced its decision as of the date of this report. If either of the proposals is adopted, and ANW elects to dismiss its pending license applications, then AT&T Wireless Services would be relieved of its commitment to fund the balance of the license payments otherwise due in respect of any such dismissed applications. The amended ANW charter documents reflect that ANW’s controlling owner has determined that it is in ANW’s best interest to opt-out of Auction 35, and that it will do so if that opportunity becomes available without material cost or penalty.

         In conjunction with the split-off from AT&T, AT&T Wireless Services entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, AT&T Wireless Services is required to purchase wholesale long-distance services it provides to its customers in an amount equal to its 2001 actual minutes of use for each of five years, beginning with the date of split-off. AT&T Wireless Services is required to pay AT&T any shortfall in cumulative usage at the rate of $0.01 per minute at the end of the five-year period. AT&T Wireless Services’ maximum remaining commitment as of September 30, 2002, was approximately $404. AT&T Wireless Services is also required to purchase long-distance services associated with its administrative phone usage equal to $70 for each of three years following the split-off. As of September 30, 2002, AT&T Wireless Services had fulfilled all of the first year’s commitment and approximately $18 of the second year’s commitment under the agreement. In addition, AT&T Wireless Services is required to purchase certain network data services from AT&T in an amount equal to $41 for each of the three years following the split-off. AT&T Wireless Services had fulfilled all of the first year’s data commitment and approximately $18 of the second year’s data commitment under the agreement as of September 30, 2002.

         AT&T Wireless Services has commitments with local exchange carriers for dedicated leased lines. The original terms of these commitments vary from month-to-month up to five years. AT&T Wireless Services incurred approximately $105 and $310 during the three and nine months ended September 30, 2002, respectively, related to these dedicated transport commitments.

         AT&T Wireless Services has agreements with other wireless carriers regarding subscriber activity on other carriers’ wireless systems. These agreements establish general terms and charges for system usage, and in some cases also establish minimum usage requirements.

         AT&T Wireless Services also has various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business, which are not material individually, nor in the aggregate. In addition, AT&T Wireless Services has material commitments associated with leases of land, buildings, and equipment.

(l)	CONTINGENCIES

         Several class action lawsuits have been filed in which claims have been asserted that challenge the quality of wireless service provided by AT&T Wireless Services, including claims for breach of contract, breach of warranty, misrepresentation, fraud, false advertising, and statutory consumer fraud. The plaintiffs in these cases have not asserted specific claims for damages, with the exception of one case filed in Texas in which the named plaintiffs have asserted claims for compensatory and punitive damages totaling $100. That case was dismissed, although an appeal is pending and another case in Texas remains pending. An agreement has been reached to settle certain of these cases, although the agreement has not received court approval.

         Several class action lawsuits have been filed asserting claims that AT&T Wireless Services, together with its competitors, have violated federal antitrust laws by allegedly restricting the portability of wireless handsets between carriers. These cases include tying, monopolization, and market allocation claims. The plaintiffs in these cases have not asserted specific claims for damages.

         Several other class action or representative lawsuits have been filed against AT&T Wireless Services that allege, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to AT&T Wireless Services billing practices (including rounding up of partial minutes of use to full minute increments and billing send to end), dropped calls, and/or mistaken bills. Although the plaintiffs in these cases have not specified alleged damages, the damages in two of the cases are alleged to exceed $100. One of these two cases has alleged that, collectively, the major wireless carriers in California are responsible for damages in excess of $1.2 billion. Settlement negotiations are ongoing in both cases.

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

         Several lawsuits have been filed against AT&T, certain executives of AT&T and AT&T Wireless Services and a group of investment banking firms, seeking class certification and asserting claims under federal securities laws. The complaints assert claims that AT&T made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with the MediaOne acquisition. The complaints do not specify amounts of damages claimed, although the plaintiffs are seeking to recover for declines in stock prices of AT&T securities, including the AT&T Wireless Group tracking stock. In connection with the split-off, certain provisions of the Separation Agreement between AT&T Wireless Services and AT&T Corp. may result in AT&T Wireless Services being allocated a portion of the liabilities, if any, arising out of these actions to the extent relating to AT&T Wireless Group tracking stock.

         A lawsuit has been filed challenging AT&T Wireless Services’ involvement with Alaska Native Wireless LLC in connection with the auction of PCS spectrum licenses in FCC Auction 35. The complaint alleges claims of unfair business practices and interference with economic advantage, and alleges that Alaska Native Wireless is controlled by AT&T Wireless Services and therefore did not properly qualify as a designated entity under FCC requirements for bidding in the auction. The complaint does not seek to invalidate any licenses granted to Alaska Native Wireless in the auction, but seeks remedies of disgorgement and restitution of at least $380 and punitive damages of $677. The court dismissed the plaintiff’s claims in their entirety, and the plaintiff has appealed.

         Several class action lawsuits have been filed by shareholders of TeleCorp, challenging AT&T Wireless Services’ acquisition of TeleCorp (see Note (f)). The lawsuits allege that the consideration paid to TeleCorp shareholders was inadequate and allege conflicts of interest and breach of fiduciary duties by the directors of TeleCorp. Damages have not been specified, although the complaints seek injunctive relief to rescind the transaction.

         A former employee and stockholder of Tritel, Inc., which, as a subsidiary of TeleCorp, was acquired by AT&T Wireless Services as part of its acquisition of TeleCorp, has filed a lawsuit against Tritel, Inc., Tritel Communications, Inc. and two board members seeking to rescind an earlier settlement agreement. The plaintiff alleges that the defendants withheld from him material information about an initial public offering that he claims was material to the settlement, and asserts claims for fraud, breach of fiduciary duty, and breach of the duty of good faith and fair dealing. The plaintiff is seeking $60 in damages and/or restitution, and $450 in punitive damages.

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

         The ultimate outcome of these claims and actions cannot be predicted with certainty, and accordingly, the aggregate ultimate liability of AT&T Wireless Services under these claims and actions was not determinable at September 30, 2002. It is the opinion of AT&T Wireless Services’ management that it is not probable that the resolution of such lawsuits will have a material adverse impact on AT&T Wireless Services’ consolidated condensed financial statements.

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

(m)	RECENT ACCOUNTING PRONOUNCEMENTS

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

(n)	SUBSEQUENT EVENTS

         On October 24, 2002, AT&T Wireless Services signed a non-binding letter of intent with a subsidiary of Dobson to transfer AT&T Wireless Services’ ownership interests in the Anchorage, Alaska Metropolitan Service Area (MSA) and Alaska Rural Service Area (RSA) No. 2 markets, which includes a population of over 430 thousand. In addition, AT&T Wireless Services will transfer its shares of Dobson Series AA preferred stock, which AT&T Wireless Services purchased in February 2001, to Dobson. In exchange, AT&T Wireless Services will receive Dobson’s ownership interests in the Santa Cruz, California MSA and California RSA No. 4 markets, which includes a population of over 640 thousand. The transaction remains subject to the execution of definitive agreements, final corporate approvals, federal regulatory approvals and certain other conditions.

         On November 11, 2002, AT&T Wireless Services and the other owners of ANW amended the terms of the venture. Pursuant to the revised agreements:

•	ANW has agreed to make a prepayment of indebtedness owing to AT&T Wireless Services in the amount of $98;

•	Upon the earlier of April 30, 2003, or ANW being relieved from any further obligations to the FCC with respect to Auction 35, AT&T Wireless Services will pay $229 to the other owners of ANW and ANW will distribute certain amounts previously invested in ANW, resulting in distributions of $144 to AT&T Wireless Services and $233 to the other owners of ANW;

•	In March 2007, the other owners of ANW may elect to require AT&T Wireless Services to purchase their interests in ANW for an aggregate of $145, whether or not ANW is granted the Auction 35 licenses. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5% per annum; and

•	AT&T Wireless Services has agreed to fund ANW’s remaining purchase price for the NextWave licenses of $2.8 billion, if the NextWave licenses are granted to ANW.

         AT&T Wireless Services anticipates taking a charge of approximately $108 in the fourth quarter of 2002 to reflect the difference between amounts accrued for its potential obligation to acquire the other owners’ interests under the original terms of the venture and its current obligation associated with this amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis in conjunction with the consolidated condensed financial statements and accompanying notes included elsewhere in this report. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below, and those discussed under “Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings made with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. We make our periodic and current reports available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with the Commission.

OVERVIEW

         We are one of the largest wireless communications service providers in the U.S. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless services. As of September 30, 2002, we had 20.2 million consolidated subscribers. For the nine months ended September 30, 2002, we had $11.6 billion of total consolidated revenues.

         As of September 30, 2002, we and our affiliates held 850 megahertz and 1900 megahertz licenses to provide wireless services covering approximately 99% of the U.S. population. At the same date, we and our affiliates were providing service in markets including approximately 79% of the U.S. population and in all 50 of the largest U.S. metropolitan areas. We supplement our operations with roaming agreements that allow our subscribers to use other providers’ networks, including those of our affiliates, in markets not served by our networks. With these roaming agreements, we are able to offer customers wireless services covering over 95% of the U.S. population. We intend to expand our networks to enable us to provide service directly through our own network in markets covering approximately 75% of the U.S. population, and to continue to increase the quality of our services in those markets, principally through new network construction.

         We currently provide voice services principally over our network which uses time division multiple access, or TDMA, as its signal transmission technology. Through the third quarter of 2002, we also continued to deploy, as an overlay over our TDMA network, a separate network using signal transmission technology known as global system for mobile communications, or GSM, and general packet radio service, or GPRS. Our GSM/GPRS network is capable of carrying voice and data traffic. We have deployed our GSM/GPRS network in markets representing almost 174 million people, which includes all of our pre-TeleCorp footprint. With the inauguration of GSM/GPRS service in New York and San Francisco in October 2002, we now have commercial GSM/GPRS service in 64 of the nation’s top 100 markets. We are currently offering GSM/GPRS services in selected areas representing approximately 85% of the areas where we are currently providing services on our TDMA network. We have begun the effort to deploy our GSM/GPRS network over essentially all of the areas where we are currently providing services on TeleCorp’s TDMA network, which we expect to be completed by mid 2003. Combining our GSM network with our GSM roaming arrangements, we are currently able to offer our customers GSM services covering approximately 63% of the U.S. population.

SUMMARY OF FINANCIAL PERFORMANCE

         Services revenue for the third quarter was $3,765 million, a 16.2% or $526 million increase from the third quarter of 2001, primarily as a result of growth in the subscriber base, including the subscribers associated with our acquisition of TeleCorp. Services revenue increased 3.9% sequentially from the second quarter of 2002. Our average revenue per user per month (ARPU) of $61.60 declined 3.1% from the prior year quarter but grew 2.0% sequentially compared to second quarter 2002. The year-over-year decrease in ARPU reflected competitive pricing pressures and the impact of migrating existing customers to more optimal calling plans, resulting in less minute overage fees than in their previous rate plans. The sequential increase in ARPU was a result of seasonally higher roaming revenue, fewer lower-ARPU reseller subscribers in the subscriber base resulting from deactivations associated with WorldCom’s exit from the reseller business, pricing actions and the impact of emerging revenue sources such as two-way messaging (SMS) and international roaming. Minutes of use (MOUs) per subscriber increased to 484 average minutes per subscriber per month for the third quarter of 2002, up from 482 and 389 MOUs per subscriber per month during the second quarter of 2002 and third quarter of 2001, respectively. This increase was generally due to subscribers’ continued shift toward calling plans with higher buckets of minutes and higher roaming minutes. Going forward, we expect a continued competitive pricing environment, combined with the ongoing impacts of a soft economy, to exert downward pressure on ARPU, which we expect will be at least partially offset by revenue enhancement initiatives, incremental revenue sources, and increased MOUs per subscriber.

         Cash cost per user (CCPU) declined to $32.50 for the third quarter of 2002, or 1.5% below the prior year quarter. The decline in our CCPU was driven by a lower provision for uncollectible receivables and decreased per-subscriber roaming expenses. Specifically, bad debt as a percentage of services revenue improved by 1.5 percentage points compared to the third quarter of the prior year while roaming expenses declined as a percentage of services revenue to less than 10% in the third quarter. Partially offsetting these declines were increases in per-subscriber network expenses associated with the growth in MOUs as well as transition costs related to migrating WorldCom reseller customers within the quarter. Incremental operating expenses associated with the launch of our GSM/GPRS network, will result in short-term diseconomies of scale, which would adversely impact CCPU. As the number of subscribers on the GSM/GPRS network grows, increased utilization should reduce the diseconomies of scale and reduce network costs per user.

         EBITDA (defined as operating (loss) income excluding depreciation and amortization) for the three and nine months ended September 30, 2002 was a loss of $259 million and income of $1,580 million, respectively. The decline was due to the $1.3 billion pre-tax impairment of licensing costs. EBITDA, excluding the pre-tax impairment of licensing costs (see “Reconciliation of EBITDA, excluding the licensing costs impairment, to consolidated net (loss) income” below), for the three months ended September 30, 2002 grew to $1,070 million, up 33.7% from $801 million for the three months ended September 30, 2001, and for the nine months ended September 30, 2002, grew to $2,909 million, up 19.2% from $2,441 million for the nine months ended September 30, 2001. The growth in EBITDA, excluding the licensing costs impairment, for both periods was primarily driven by higher services revenue and cost reduction efforts. Our ability to continue to grow EBITDA faster than our revenues, and therefore to continue to improve EBITDA margins, will be dependent upon a number of factors, including the success of our revenue enhancement programs, our ability to further reduce costs, and the level of new subscriber additions. While we expect our revenue and cost initiatives to improve EBITDA margins over time, our ultimate focus remains on delivering increased, long-term cash flow rather than any one particular operational metric, such as EBITDA as a percentage of service revenue.

         In the third quarter of 2002 we increased consolidated subscribers by 201 thousand. We ended the quarter with 20.2 million consolidated subscribers, a 17.7% increase over the prior year quarter. During the three months ended September 30, 2002, we transitioned to be direct customers of ours approximately 300 thousand of the approximately 600 thousand former WorldCom reseller customers that we had at the end of the second quarter. The remaining approximately 300 thousand WorldCom customers that were not transitioned negatively impacted our subscriber net additions and churn in the third quarter. Slower projected growth in the wireless industry’s overall net subscriber additions for the year will put pressure on our continuing ability to grow our subscriber base. The net subscriber additions for the fourth quarter will be impacted by the final resolution of WorldCom and depends upon a strong holiday buying season. We expect our net subscriber additions during the fourth quarter to improve significantly from our third quarter level.

         The cost of acquiring new subscribers as measured by CPGA (cost per gross subscriber addition), rose to $376 in the quarter ended September 30, 2002, compared with $333 for the quarter ended September 30, 2001. CPGA increased from the prior year quarter due to increases in variable cost components such as equipment incentives and commissions, the inclusion of TeleCorp’s higher cost subscriber acquisition structure, and the exclusion of WorldCom’s lower cost reseller gross adds from the current quarter’s activity. Additionally, CPGA was unfavorably impacted in the third quarter versus the prior year quarter by a decline in the number of gross customer acquisitions, which resulted in our fixed costs associated with acquiring customers (such as costs relating to our sales force and retail facilities) being allocated over a smaller number of acquired customers.

         Our churn rate for the third quarter of 2002 was 2.9%, up from 2.4% in the second quarter of 2002, but down from 3.1% in the third quarter of last year. Lowering our churn rate is important, as the cost of acquiring new customers is generally much higher than the cost of retaining existing customers. Churn for the third quarter included a 0.4% impact from deactivations related to our WorldCom subscriber migration. Further deactivations related to former WorldCom reseller subscribers will occur in the fourth quarter, although we believe the WorldCom impact to be largely behind us.

BACKGROUND

         On October 25, 2000, AT&T Corp. (AT&T) announced a restructuring plan, stating its intention to create a separate company for its wireless services businesses, named AT&T Wireless Services, Inc. We call this restructuring “the split-off.” AT&T Wireless Services includes substantially the same assets and liabilities that were represented by AT&T Wireless Group tracking stock, which AT&T created on April 27, 2000. In conjunction with the offering of AT&T Wireless Group tracking stock in April 2000, 15.6%, or 360 million shares, of AT&T Wireless Group tracking stock were sold at an offering price of $29.50 per share. AT&T Wireless Group tracking stock was a class of AT&T common stock, which was intended to provide holders with financial returns based on the financial performance and economic value of AT&T’s wireless services businesses.

         During May 2001, AT&T completed an exchange offer, which allowed AT&T common shareholders to exchange shares of AT&T common stock for shares of AT&T Wireless Group tracking stock. Approximately 372.2 million shares of AT&T common stock (not adjusted for any subsequent splits) were tendered in exchange for approximately 437.7 million shares of AT&T Wireless Group tracking stock, at an exchange ratio of 1.176 shares of AT&T Wireless Group tracking stock for each validly tendered share of AT&T common stock.

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

TELECORP PCS, INC. ACQUISITION

         On February 15, 2002, we acquired the 77% of TeleCorp PCS, Inc. (TeleCorp) that we did not already own by issuing 146 million additional AT&T Wireless Services common shares and assuming a fair value of $2.5 billion in net debt and $133 million in preferred securities. This transaction resulted in our adding consolidated markets in 14 states and Puerto Rico, with over 800 thousand consolidated subscribers as of the acquisition date. Our consolidated subscriber numbers do not reflect all TeleCorp subscribers as of the acquisition date. Upon consummation of the TeleCorp acquisition, we established a 200 thousand subscriber reserve, reflecting anticipated subscriber losses resulting from changes in credit policies, service offerings, billing systems and rate plans similar to those we have previously experienced when integrating subscribers of an acquired entity into our systems. We expect our TeleCorp subscribers to be fully integrated into our systems by mid 2003.

         Simultaneously with the transaction closing, NTT DoCoMo purchased 26.7 million shares of AT&T Wireless Services common shares directly from us, consistent with its rights to maintain an approximate 16% equity interest in us. The price per share was $14.28, which was the average price of AT&T Wireless Services common shares over the 30 trading days immediately preceding their election to purchase the shares. We received $382 million in cash for the additional shares issued to NTT DoCoMo.

EXIT OF FIXED WIRELESS BUSINESS

         In December 2001, we finalized plans and received approval from our board of directors to exit the fixed wireless business. This decision resulted in a pre-tax charge of $1.3 billion during the fourth quarter of 2001, reflecting a write-down of the assets and the impact of phased exit charges. During the first quarter of 2002, we completed the sale of certain fixed wireless assets to Netro Corporation (Netro), a company that is engaged in a business substantially different from our fixed wireless business. Netro paid $16 million in cash and 8.2 million shares of Netro common stock to acquire a license to intellectual property, equipment and proprietary software assets. During the first, second, and third quarters of 2002, we recorded after-tax gains on disposal of the fixed wireless business totaling $12 million, $27 million, and $8 million, respectively. These gains consisted of adjustments to the recoverability of assets and accruals associated with exit costs from the fixed wireless business. We virtually completed the disposal of the fixed wireless business during the third quarter of 2002. During the third quarter of 2002, we sold shares of Netro common stock, which reduced our ownership percentage of Netro’s outstanding common stock to less than five percent.

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

CONSOLIDATED RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying notes included elsewhere in the report and provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations for the three and nine months ended September 30, 2002, and 2001, and financial condition as of September 30, 2002 and December 31, 2001. The quarter-over-quarter and year-to-date results comparisons are affected by the closing of the TeleCorp acquisition on February 15, 2002. The results of TeleCorp have been included in our consolidated financial results since that date. The results of our discontinued fixed wireless business are discussed within “Income (loss) per share from discontinued operations.” As a result of our discontinuation of the fixed wireless business, we operate in a single line of business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The following discussion and analysis is based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities, during the periods reported. We use estimates when accounting for certain items such as unbilled revenues, allowance for doubtful accounts, sales and marketing programs and incentives, employee compensation programs, depreciation and amortization periods, taxes, inventory values, valuations of investments, intangible assets, and deferred tax assets, and determining when investment impairments are other than temporary. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. Additionally, we use estimates when recording the fair values of assets and liabilities assumed in a purchase business combination, such as our acquisition of TeleCorp, which closed in February 2002. Further adjustments to the purchase price allocations may be made as additional information becomes available.

         On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which provides accounting and reporting standards for acquired intangible assets. Under this statement, acquired goodwill and other intangible assets with indefinite useful lives are no longer amortized, but will be tested for impairment at least annually. SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test based on a fair value approach. The first step is a screen for potential impairment, while the second step calculates the amount of impairment, if any. The determination of fair value is critical to assessing impairments under SFAS No. 142 and includes significant assumptions and estimates. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, or other factors. If our market value continues to be less than our book value for an extended period of time, it could trigger the need for impairment tests of acquired goodwill between annual tests. Other indefinite-lived intangible assets shall be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

         Upon adoption of SFAS No. 142, we completed our transitional impairment test related to our acquired goodwill, determining fair value using primarily a discounted cash flow model. The determined fair value was sufficient to pass the first step impairment test, and therefore no impairment was recorded. The premise of the discounted cash flow model assumed a non-taxable or stock transaction. As a result, there was no step-up in basis of the assets and depreciation was carried over at current levels. In order to assess our fair value, following the calculation of the discounted cash flows, the fair value of the interest bearing debt was deducted. In addition, the fair value of assets not contributing to the discounted cash flows are added to derive an indication of our net assets.

         Additionally, upon adoption of SFAS No. 142, we were required to reassess the useful life of other intangible assets. Other intangible asset balances consist of customer lists and FCC licensing costs that support our national strategic plan. We re-assessed the useful life of our customer lists and determined that five years continues to be appropriate. Although FCC licenses are issued with a stated term, generally ten years, the renewal of FCC licenses is a routine matter involving a nominal fee, and we have determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of our FCC licenses. As such, effective with the adoption of SFAS No. 142, we are no longer amortizing licensing costs of domestic consolidated subsidiaries as these licensing costs are deemed to be intangible assets that have indefinite lives.

         Our unconsolidated subsidiaries completed a similar assessment for licensing costs. Our domestic and Canadian unconsolidated subsidiaries also determined that their licensing costs have indefinite lives and ceased amortization of those costs. We will continue to reevaluate our determination of an indefinite useful life with regards to FCC licenses. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment by comparing the fair value of the assets to their carrying amounts. Upon adoption of this standard, we completed our transitional impairment test for licensing costs, calculating fair value using primarily a discounted cash flow model, and determined that there was no impairment to be recorded. The discounted cash flow model estimates the required resources and eventual returns from the build out of an operational network and related customer support, starting with only FCC licenses. In this manner, the cash flows are isolated as specifically pertaining to the FCC licenses. A majority of our FCC license balance was tested for impairment on an aggregate basis, which is consistent with the management of our business and our national scope of operations.

         During the third quarter of 2002, we completed our annual impairment test for both acquired goodwill and licensing costs, using methodologies consistent with those applied during the initial adoption. Such testing resulted in no impairment charge to goodwill as the determined fair value was again sufficient to pass the first step impairment test. The first annual reassessment of our licensing costs, however, resulted in a total pre-tax impairment of $1,329 million. See “IMPAIRMENT CHARGES AND TAX VALUATION ALLOWANCE” below for further information regarding these tests.

         Upon adoption of SFAS No. 142, our equity method investments recorded impairments that resulted in proportionate charges to our operations totaling $166 million, after-tax, or $(0.06) per share. Of the total after-tax charge, $72 million and $7 million represented our proportionate share of impairments recognized by TeleCorp PCS, Inc. of its licensing costs and goodwill, respectively. The remaining $87 million represented our proportionate share of an impairment of licensing costs recognized by ACC Acquisitions, LLC. See “IMPAIRMENT CHARGES AND TAX VALUATION ALLOWANCE” below for additional impairment losses recognized by our equity method investments subsequent to adoption.

         At September 30, 2002, the carrying values of goodwill and licensing costs were $7,177 million and $13,994 million, respectively. Had SFAS No. 142 been applied as of January 1, 2001, our income before cumulative effect of change in accounting principle would have been higher by $0.05 per share and $0.11 per share for the three and nine months ended September 30, 2001, respectively.

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

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. We elected to early adopt this statement effective April 1, 2002. As a result of the early adoption of this statement, we reclassified the $10 million pre-tax extraordinary loss on early extinguishment of debt recognized during the first quarter of 2002 to other (expense) income, and reclassified the related $4 million tax benefit to provision for income taxes.

         For more information on our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10K.

IMPAIRMENT CHARGES AND TAX VALUATION ALLOWANCE

Impairment of licensing costs of consolidated subsidiaries

         As discussed above, SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets, including licensing costs, be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the goodwill and other indefinite-lived intangible assets with their carrying amounts.

         We completed our annual impairment tests for both goodwill and licensing costs during the third quarter of 2002, using methodologies consistent with those applied during the initial adoption of SFAS No. 142 on January 1, 2002. Such testing resulted in no impairment charge to goodwill in the third quarter of 2002. FCC licenses that support our national strategic plan, which represent a majority of the licensing costs’ book value, were aggregated and valued using a discounted cash flow model. The remaining non-strategic licenses were valued on an asset-by-asset basis using comparative transaction data to determine a fair value. These tests resulted in a total pre-tax impairment of $1,329 million, which was recorded as an impairment of licensing costs during the three months ended September 30, 2002. We believe that the declines in the fair value of our licenses are due principally to uncertainty about industry prospects in light of continuing price competition, slowing subscriber growth, and the continued weakness of the US economy.

Impairment of licensing costs of investments in and advances to unconsolidated subsidiaries

         We recognized pre-tax losses of $369 million in the third quarter of 2002 associated with our portion of impairment losses recognized by our equity method investments resulting from their annual impairment tests of licensing costs. Of the total pre-tax charge, $260 million, $84 million and $25 million represent impairments of licensing costs recognized by Cascade Wireless, LLC, Alaska Native Wireless, LLC, and Lewis and Clark Communications, LLC, respectively. These losses are included within net equity (losses) earnings from investments in unconsolidated subsidiaries” for the three and nine months ended September 30, 2002.

Equity method investment impairment charges

         We hold equity interests in various domestic and international ventures and partnerships. These ventures and partnerships operate primarily in the wireless telecommunications industry. These investments are accounted for primarily under the equity method of accounting. In accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we periodically review our equity method investments for impairment. These reviews are performed to determine whether a decline in the fair value of an investment below its carrying value is deemed to be other than temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments. In the event that the carrying value of an investment exceeds its fair value, we evaluate, among other factors, the duration and extent to which the fair value is less than the carrying value; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment.

         During the third quarter of 2002, we recognized $444 million of pre-tax impairment losses due primarily to three of our equity method investments. These impairments related to declines in the fair values of certain international equity method investments that management deemed to be other than temporary. The majority of the total pre-tax charge represented impairments of our investments in Rogers Wireless Communications, Inc., Eurotel Praha, spol. s r.o., and BPL Cellular Ltd. of $232 million, $185 million, and $24 million, respectively. These losses are included within net equity (losses) earnings from investments in unconsolidated subsidiaries for the three and nine months ended September 30, 2002.

         During the second quarter of 2002, we recognized a $120 million pre-tax impairment loss within net equity (losses) earnings from investments in unconsolidated subsidiaries associated with our equity investment in ACC Acquisitions, LLC, which is the parent company of American Cellular Corporation (ACC). This impairment represented a write-off of our remaining equity investment balance. The impairment loss was recognized during the second quarter of 2002 due to a reassessment of the value of our investment as a result of ACC’s failure to comply with the total debt leverage ratio covenant contained in ACC’s bank credit facility.

Cost method investment impairment charges

         During the third quarter of 2002, we recognized a $187 million pre-tax impairment charge related to our cost method investment in Dobson Communications Corporation (Dobson). Of the total pre-tax charge, $173 million related to our preferred stock investment and $14 million to our remaining common stock investment balance. Additionally, in the first quarter of 2002, we recorded a pre-tax impairment loss of $57 million related to our common stock investment in Dobson. These losses are included within other (expense) income for the three and nine months ended September 30, 2002.

Tax valuation allowance

         Due to the losses recorded during the third quarter of 2002, we established a deferred tax valuation allowance of $740 million. $379 million of the deferred tax valuation allowance was related to deferred tax assets associated with our equity method investments and was recorded within net equity (losses) earnings from investments in unconsolidated subsidiaries. $361 million was related to deferred tax assets associated with our continuing operations, excluding net equity (losses) earnings from investments in unconsolidated subsidiaries, and was recorded within (benefit) provision for income taxes. As a result of recording this allowance, our effective tax rate for all of 2002 will be substantially different than the United States federal statutory income tax rate.

The following table summarizes the impairment charges and tax valuation allowance recorded during the third quarter of 2002:

(In millions)
Impairment of licensing costs	$1,329

Impairment of equity-method unconsolidated subsidiaries	444

AT&T Wireless Services’ proportionate share of licensing costs impairments recorded by equity-method unconsolidated subsidiaries	369

Impairment of cost-method unconsolidated subsidiary	187

Total impairment charges	2,329

Application of statutory tax rate of 38.25%	(891)

Deferred tax valuation allowance	740

Impact of impairment charges and tax valuation allowance on third quarter results	$2,178

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

REVENUE

Services	$3,765	$3,239	$10,745	$9,291

Equipment	298	257	839	791

Total revenue	$4,063	$3,496	$11,584	$10,082

         Total revenue includes services revenue and equipment revenue. Services revenue primarily includes monthly recurring charges, airtime and toll usage charges, and roaming charges billed to both our customers and other wireless service providers. Services revenue is recognized based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. Amounts collected in advance of the service period are recorded as unearned revenue and are recognized when earned. Customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized over the estimated customer relationship period. Services revenue is derived primarily from voice services. Revenue from data services has not been material in any of the periods presented. We do not anticipate that revenue from data services will be material to our overall services revenue during 2002, nor can we give any assurance that it will become material in subsequent periods. Equipment revenue is generated primarily from the sale of wireless handsets and accessories. We generally sell handsets to our subscribers and distributors at or below our cost. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer or distributor, as this is considered to be a separate earnings process from the sale of wireless services.

         Total revenue grew 16.2% to $4,063 million in the three months ended September 30, 2002, compared with the prior year quarter, and 14.9% to $11,584 million for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. These increases included revenue associated with TeleCorp subsequent to its acquisition on February 15, 2002.

         Services revenue for the three months ended September 30, 2002, grew to $3,765 million, an increase of $526 million, or 16.2%, compared with the three months ended September 30, 2001. Services revenue for the nine months ended September 30, 2002, was $10,745 million, an increase of $1,454 million, or 15.6%, compared with the nine months ended September 30, 2001. Services revenue increased for both periods due to growth in the subscriber base, including the impact of subscribers acquired with the TeleCorp acquisition, which more than offset the effect of a decline in ARPU.

         As of September 30, 2002, we had 20.2 million consolidated subscribers, including subscribers acquired with TeleCorp, an increase of 17.7% compared with September 30, 2001. Of these 20.2 million subscribers, over 97% were digital subscribers, up from over 94% as of September 30, 2001. Net consolidated wireless subscriber additions during the three and nine months ended September 30, 2002, totaled 201 thousand and 1,268 thousand, respectively, representing decreases of 73.1% and 36.6%, respectively, over the comparable prior year periods. The decrease in our net subscriber additions for both the three and nine months ended September 30, 2002 was primarily attributable to a decline in our subscriber additions related to WorldCom’s exit from the wireless business. Prepaid subscribers as of September 30, 2002, remained a mid-single digit percentage of the total consolidated subscriber base, similar to the prior year. Total subscribers, including affiliate markets in which we do not own a controlling interest, were 22.1 million as of September 30, 2002, a 12.2% increase over the prior year.

         Our average monthly churn rates for the three and nine months ended September 30, 2002, were 2.9%, and 2.6%, respectively, down from 3.1% and 3.0% for the three and nine months ended September 30, 2001, respectively. The churn rate related to our postpaid customers of 2.6% for the three months ended September 30, 2002, remained consistent with the prior year quarter. However, our year-to-date postpaid customer churn rate of 2.4% was down from 2.7% for the nine months ended September 30, 2001. The improvement in our postpaid churn versus the prior year was the result of our focus on high quality subscribers and ongoing customer retention efforts.

         Our ARPU for the three months ended September 30, 2002, was $61.60, an increase of 2.0% over the second quarter of 2002, but a decrease of 3.1% compared with the three months ended September 30, 2001. ARPU for the nine months ended September 30, 2002 was $60.20, a decrease of 4.7% compared with the nine months ended September 30, 2001. Our ARPU increased from the second quarter of 2002 as a result of seasonality, primarily due to an increase in roaming minutes during the third quarter, fewer lower-ARPU reseller subscribers in the subscriber base resulting from deactivations associated with WorldCom’s exit from the reseller business, pricing actions and the impact of emerging revenue sources such as two-way messaging (SMS) and international roaming. Our ARPU decline versus the prior year periods reflected competitive pricing and our success in attracting a broader base of new customers and assisting existing customers in moving to more optimal calling plans based on their needs. Despite this decline in ARPU, average minutes of use per subscriber increased for the three and nine months ended September 30, 2002 compared with the respective prior year periods. Average minutes of use per subscriber were 484 and 389 for the third quarter of 2002 and 2001, respectively, and were 466 and 376 for the nine months ended September 30, 2002 and 2001, respectively. The growth in the current year is generally due to subscribers continuing to shift toward calling plans with higher buckets of minutes and higher roaming minutes.

         Equipment revenue for the three months ended September 30, 2002, was $298 million, an increase of $41 million, or 15.9%, compared with the three months ended September 30, 2001. Equipment revenue for the three months ended September 30, 2002, increased from the prior quarter primarily due to an increased volume of handset and accessory sales and an increase in the average revenue per item sold. Equipment revenue for the nine months ended September 30, 2002, was $839 million, an increase of $48 million, or 6.0%, compared with the nine months ended September 30, 2001. Equipment revenue for the nine months ended September 30, 2002 increased from the prior year period due to equipment revenues associated with our acquisition of TeleCorp, which were partially offset by a decrease in the average revenue per item sold.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Costs of services (excluding depreciation of $548 and $376 for the three months ended September 30, and $1,561 and $1,080 for the nine months ended September 30)	$1,173	$1,079	$3,387	$2,898

         Costs of services primarily include the costs to place calls over our networks (including the costs to operate and maintain our networks and roaming costs paid to other wireless providers), as well as access, interconnection and toll charges paid to connect our customers’ calls on other networks. Additionally, costs of services include the provision for uncollectible receivables and non-income related taxes. Costs of services for the three months ended September 30, 2002, were $1,173 million, an increase of $94 million, or 8.6%, compared with the three months ended September 30, 2001. Costs of services for the nine months ended September 30, 2002, were $3,387 million, an increase of $489 million, or 16.9%, compared with the nine months ended September 30, 2001. For both periods, the increase was attributable to the growth in the subscriber base and their increased minutes of use, which resulted in an increase in the access, toll and other connection charges paid to connect calls on other networks. Additionally, higher costs were required to maintain our owned and operated networks driven by our continued expansion of our network, including costs associated with our GSM/GPRS network. The increase over the prior year quarter was partially offset by a decrease in the provision for uncollectible receivables.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Costs of equipment sales	$620	$501	$1,702	$1,468

         Costs of equipment sales include the costs of the handsets and accessories sold to new as well as existing customers. Costs of equipment sales for the three months ended September 30, 2002, were $620 million, an increase of $119 million, or 24.0% compared with the three months ended September 30, 2001. The increase in costs of equipment sales for the three months ended September 30, 2002, as compared with the prior year quarter, was due to an increase in sales volume and an increase in the average cost of equipment sold. Costs of equipment sales for the nine months ended September 30, 2002, were $1,702 million, an increase of $234 million, or 15.9%, compared with the nine months ended September 30, 2001. The increase in costs of equipment sales for the nine months ended September 30, 2002, as compared with the prior year resulted from equipment costs associated with our acquisition of TeleCorp and increased subsidies of handsets associated with new subscriber additions and retention efforts to maintain the existing subscriber base.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Selling, general and administrative	$1,200	$1,115	$3,586	$3,275

         Selling, general and administrative expenses (SG&A) for the quarter ended September 30, 2002, were $1,200 million, an increase of $85 million, or 7.6%, compared with the prior year quarter. Higher expenses in the three months ended September 30, 2002 resulted from increased customer care, subscriber billing and other general and administrative expenses associated with growth in the subscriber base. These increases were partially offset by a reduction in advertising and sales commission expenses associated with a decline in gross subscriber additions as compared with the prior year. SG&A expenses for the nine months ended September 30, 2002, were $3,586 million, an increase of $311 million, or 9.5%, compared with the same period in the prior year. Contributing to the higher SG&A costs in the nine months ended September 30, 2002, were increased customer care, subscriber billing, other general and administrative expenses to support growth in the subscriber base, and higher subscriber acquisition costs, primarily sales commissions expenses. Partially offsetting these increases was a decline in advertising and promotion expenses in the nine months ended September 30, 2002 as compared with the prior year period. Cost per gross subscriber addition (CPGA), which includes the cost of handset subsidies recorded in costs of equipment sales, was $376 for the three months ended September 30, 2002, a 12.9% increase compared with the three months ended September 30, 2001, and was $375 for the nine months ended September 30, 2002, a 13.3% increase compared to the nine months ended September 30, 2001.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Depreciation and amortization	$703	$658	$2,029	$1,806

         Depreciation and amortization expenses for the three months ended September 30, 2002, were $703 million, an increase of $45 million, or 6.9%, compared with the three months ended September 30, 2001. Depreciation and amortization expenses for the nine months ended September 30, 2002, were $2,029 million, an increase of $223 million, or 12.4%, compared with the nine months ended September 30, 2001. The increases in depreciation and amortization expenses for both periods resulted primarily from growth in our depreciable asset base resulting from capital expenditures associated with the build out of our next-generation (GSM/GPRS) network and equipment acquired with the TeleCorp acquisition. Higher amortization expenses associated with internal use software also contributed to the year-to-date increase over the prior year. Capital expenditures, excluding capital additions related to internal-use software, were $1,210 million and $1,055 million for the three months ended September 30, 2002 and 2001, respectively, and $2,738 million and $3,155 million for the nine months ended September 30, 2002 and 2001, respectively. Capital additions related to internal-use software were $57 million and $63 million for the three months ended September 30, 2002 and 2001, respectively, and $162 million and $189 million for the nine months ended September 30, 2002 and 2001, respectively. Partially offsetting the increases in depreciation expense for both periods was a reduction in amortization expense associated with our adoption of SFAS No. 142. As a result of the adoption of this statement, effective January 1, 2002, we are no longer amortizing goodwill and other indefinite-lived intangible assets, including licensing costs. Amortization of goodwill and licensing costs for the three and nine months ended September 30, 2001 were $132 million and $386 million, respectively.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Impairment of licensing costs	$1,329	$—	$1,329	$—

         Impairment of licensing costs of $1,329 million resulting from our annual assessment required by SFAS No. 142 was recorded during the third quarter of 2002. Specifically, SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets, including licensing costs, be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the goodwill and licensing costs with their carrying amounts. We completed our assessment during the third quarter using methodologies consistent with those applied during the initial adoption of SFAS No. 142 on January 1, 2002. There was no impairment charge required for goodwill during the third quarter of 2002.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Other (expense) income	$(164)	$114	$(188)	$326

         Other (expense) income primarily includes interest income, impairment losses associated with our investments accounted for under the cost method and losses on the early extinguishment of debt. Other (expense) income was $164 million of expense and $114 million of income for the quarters ended September 30, 2002 and 2001, respectively, and was expense of $188 million and income of $326 million for the nine months ended September 30, 2002 and 2001, respectively. Other (expense) income for the quarter ended September 30, 2002 primarily included a $187 million pre-tax impairment loss recognized for investments in Dobson common and preferred stock for which the declines in fair value were deemed to be other than temporary, partially offset by interest income earned during the quarter. The nine months ended September 30, 2002, primarily included $20 million of pre-tax losses associated with the early extinguishment of debt and $244 million in total pre-tax impairment losses related to our investments in Dobson. Partially offsetting these losses was interest income earned during the first nine months of 2002. Other (expense) income for both the three and nine months ended September 30, 2001, primarily included interest income from AT&T earned prior to the split-off and a $56 million mark-to-market adjustment related to fair value adjustments associated with warrants held by NTT DoCoMo to purchase our common stock that previously were required to be adjusted to fair value.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Interest expense	$180	$105	$490	$287

         Interest expense, net of amounts capitalized, consists primarily of interest on our bonds. Prior to our split-off from AT&T, interest expense consisted primarily of interest on intercompany debt owed to AT&T. Interest expense for the three months ended September 30, 2002, was $180 million, an increase of $75 million, or 71.1%, compared with the three months ended September 30, 2001. Interest expense for the nine months ended September 30, 2002, was $490 million, an increase of $203 million, or 71.0%, compared with the nine months ended September 30, 2001. The increase in interest expense for the three months ended September 30, 2002, related primarily to increased interest expense associated with the $3.0 billion Senior Notes offering which occurred in April 2002 and interest expense associated with the debt we assumed with our acquisition of TeleCorp in February 2002. The increase in interest expense for the nine months ended September 30, 2002, related to increased interest expense associated with the $6.5 billion Senior

Notes offering which occurred in March 2001, the $3.0 billion Senior Notes offering which occurred in April 2002 and interest associated with the TeleCorp debt, which was partially offset by the elimination of interest paid on the AT&T debt in the nine months ended September 30, 2001, as a result of the split-off.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

(Benefit) provision for income taxes	$(139)	$52	$(70)	$293

         (Benefit) provision for income taxes was a benefit of $139 million for the three months ended September 30, 2002, compared to a provision of $52 million for the prior year quarter, and a benefit of $70 million for the nine months ended September 30, 2002, as opposed to a provision of $293 million for the comparative prior year period. The benefits generated during the current year were due to tax benefits associated primarily with pre-tax impairment charges we recorded during the third quarter of 2002, partially offset by $361 million of a deferred tax valuation allowance established due to the losses recorded during the third quarter of 2002. The 2001 estimated annual effective income tax rate for continuing operations, excluding net equity (losses) earnings from investments in unconsolidated subsidiaries, was 43.4% as of the nine months ended September 30, 2001, and was primarily impacted by the amortization of non-deductible goodwill and reserve adjustments associated with the split-off.

         During the first quarter of 2002, we changed our accounting for the calculation of the intraperiod income tax allocation. Effective with the first quarter of 2002, we began estimating our annual effective income tax rates for continuing operations (excluding net equity (losses) earnings from investments in unconsolidated subsidiaries) and net equity (losses) earnings from investments in unconsolidated subsidiaries separately. In prior years, we had estimated one combined annual effective income tax rate for continuing operations (including net equity (losses) earnings from investments in unconsolidated subsidiaries), then allocated a portion of the resulting tax provision or benefit to net equity (losses) earnings from investments in unconsolidated subsidiaries. This change has no impact to our annual income tax provision or benefit; it merely impacts the allocation of the full year’s income tax provision to interim periods. We believe this change results in a more accurate estimate of the intraperiod allocation of the tax provision or benefit. Under the new intraperiod allocation methodology, the impact to the three and nine months ended September 30, 2001, would have been a decrease to net equity earnings from investments in unconsolidated subsidiaries and income from continuing operations available to common shareholders of $94 million and $66 million, respectively, and a decrease to income from continuing operations available to common shareholders per basic and diluted share of $0.04 and $0.03, respectively.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	$(882)	$56	$(1,017)	$174

         Net equity (losses) earnings from investments in unconsolidated subsidiaries was a loss of $882 million for the three months ended September 30, 2002, versus earnings of $56 million for the prior year quarter. For the nine months ended September 30, 2002, net equity (losses) earnings from investments in unconsolidated subsidiaries was a loss of $1,017 million compared to earnings of $174 million for the nine months ended September 30, 2001. During the third quarter of 2002, net equity (losses) earnings from investments in unconsolidated subsidiaries primarily included pre-tax impairment charges totaling $813 million and a net tax provision of $68 million. The pre-tax impairment charges consisted of $444 million primarily associated with the write-down of our equity investments in Rogers Wireless Communications, Inc., Eurotel Praha, spol. s r.o., and BPL Cellular Ltd. of $232 million, $185 million, and $24 million, respectively. Additionally, we recognized pre-tax losses of $369 million in the three months ended September 30, 2002 associated with our portion of equity-method unconsolidated subsidiaries’ annual impairment tests related to their other indefinite-lived intangible assets. This charge primarily related to impairments on licensing costs recognized by Cascade Wireless, LLC, Alaska Native Wireless, LLC, and Lewis and Clark Communications, LLC. The net tax provision included a deferred tax valuation allowance of $379 million related to the deferred tax assets attributable to investments in unconsolidated subsidiaries. The deferred tax valuation allowance was established due to the losses recorded during the third quarter of 2002. The remaining decrease in net equity earnings versus the prior year quarter was due primarily to the change in the intraperiod income tax allocation discussed above, partially offset by the discontinuation of amortization of goodwill associated with our equity method investments effective with the adoption of SFAS No. 142 on January 1, 2002. Net equity (losses) earnings from investments in unconsolidated subsidiaries for the nine months ended September 30, 2002 also included a pre-tax impairment charge of $120 million associated with the write-down of our equity investment in ACC Acquisitions, LLC (which is the parent company of ACC), which occurred during the second quarter of 2002. The remaining decrease in net equity earnings for the nine months ended September 30, 2002 as compared with the prior year period was due to a $298 million after-tax gain on the sale of Japan Telecom in April 2001, partially offset by the discontinuation of amortization of goodwill associated with our equity method investments effective with their adoption of SFAS No. 142 on January 1, 2002 and lower losses associated with our foreign equity investments.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Loss from operations of discontinued business (net of tax benefit of $49 and $133 for the three and nine months ended September 30, 2001)	$—	$(79)	$—	$(215)

Gain on disposal of discontinued business (net of tax provision of $5 and $29 for the three and nine months ended September 30, 2002)	8	—	47	—

         Income (loss) from discontinued operations, net of tax, was income of $8 million for the third quarter of 2002, compared with a loss of $79 million for the prior year quarter, and was income of $47 million for the nine months ended September 30, 2002 compared with a loss of $215 million for the same period in the prior year. The income recorded during the three and nine months ended September 30, 2002, consisted of adjustments to the recoverability of assets and accruals associated with exit costs from the fixed wireless business. The losses from discontinued operations for the three and nine months ended September 30, 2001, represented the operational losses associated with the fixed wireless business for those periods. The disposition of the fixed wireless business was virtually completed during the third quarter of 2002.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Cumulative effect of change in accounting principle (net of tax benefit of $103)	$—	$—	$(166)	$—

         Cumulative effect of change in accounting principle, net of tax, was zero and a loss of $166 million during the three and nine months ended September 30, 2002, respectively, and related to our proportionate share of impairment losses recorded by our equity method investments upon their adoption of SFAS No. 142 effective January 1, 2002. Of the total after-tax charge, $72 million and $7 million represented our proportionate share of impairments recognized by TeleCorp PCS, Inc. of its licensing costs and goodwill, respectively. The remaining $87 million represented our proportionate share of an impairment of licensing costs recognized by ACC Acquisitions, LLC.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Accretion of mandatorily redeemable preferred stock	$6	$—	$13	$—

         Accretion of mandatorily redeemable preferred stock was $6 million and $13 million during the three and nine months ended September 30, 2002, and represented the interest accretion associated with the mandatorily redeemable preferred stock issued by us in February 2002 in conjunction with our acquisition of TeleCorp.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Dividend requirements on preferred stock held by AT&T, net	$—	$—	$—	$76

         Dividend requirements on preferred stock held by AT&T, net of tax, decreased to zero for the nine months ended September 30, 2002, down from $76 million for the nine months ended September 30, 2001. The preferred stock was redeemed by AT&T during the second quarter of 2001.

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

(Loss) income from continuing operations available to common shareholders	$(0.76)	$0.06	$(0.77)	$0.19

(Loss) income from discontinued operations	—	(0.03)	0.01	(0.09)

Cumulative effect of change in accounting principle	—	—	(0.06)	—

Net (loss) income available to common shareholders	$(0.76)	$0.03	$(0.82)	$0.10

         (Loss) income from continuing operations available to common shareholders per share was a loss of $0.76 for the three months ended September 30, 2002, compared with income of $0.06 in the prior year quarter, and was a loss of $0.77 for the nine months ended September 30, 2002, compared with income of $0.19 for the corresponding prior year period. The decreases are primarily attributable to the per-share impact of the after-tax impairment charges and the deferred tax valuation allowances recorded during the third quarter which are discussed above. Additionally, the nine months ended September 30, 2001 included the after-tax impact of $298 million associated with the sale of our equity interest in Japan Telecom.

         (Loss) income from discontinued operations per share was zero for the three months ended September 30, 2002, versus a loss of $0.03 for the third quarter of the prior year, and was income of $0.01 for the nine months ended September 30, 2002, compared with a loss of $0.09 for the same prior year period.

         Cumulative effect of change in accounting principle per share was zero for the three months ended September 30, 2002 and a loss of $0.06 for the nine months ended September 30, 2002, compared with zero for the same prior year periods.

         Net (loss) income available to common shareholders per share was a loss of $0.76 for the three months ended September 30, 2002, compared with income of $0.03 for the three months ended September 30, 2001, and was a loss of $0.82 for the nine months ended September 30, 2002, compared to income of $0.10 for the nine months ended September 30, 2001. The decreases were primarily attributable to the per-share impact of the after-tax impairment charges and deferred tax valuation allowances recorded during the third quarter which are discussed above. Additionally, the nine months ended September 30, 2001 included the after-tax impact of $298 million associated with the sale of our equity interest in Japan Telecom.

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

         We expect to fund our capital requirements for at least the next 12 months by using existing cash balances, which totaled $3.8 billion as of September 30, 2002, and cash generated from operations, and if necessary, by drawing on our committed credit facilities and receivables securitization program. We may also utilize other external funding sources, including the issuance of public equity or debt securities, or issuances of commercial paper. We may also generate cash from the sale of non-strategic investments or excess spectrum. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth. Our capital requirements over the next 12 months will be driven by capital expenditures associated with continued network expansion, interest payments and acquisition of new subscribers. Additional capital requirements may include spectrum purchases, including commitments associated with our affiliate, Alaska Native Wireless (ANW), acquisitions, debt retirements, and cash contributions to our unconsolidated subsidiaries.

         In February 2002, NTT DoCoMo purchased 26.7 million shares of AT&T Wireless Services common shares directly from us consistent with its rights to maintain an approximate 16% equity interest in us. We received $382 million in cash for the additional shares issued to NTT DoCoMo.

         On March 1, 2002, we initiated a three-year accounts receivable securitization program. The program will allow for up to $1.2 billion of financing, to be collateralized by subscriber trade accounts receivable. Under the program, we can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary. The wholly owned subsidiary would then sell an undivided interest in such receivables to an unrelated third-party financing entity. The financing is subject to program fees, payable monthly, including fees based on the outstanding borrowed amount. We will use the proceeds from this financing arrangement for general corporate purposes. This financing arrangement is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event that our unsecured Senior Notes are rated BB by Standard & Poor’s or Ba2 by Moody’s. See discussion of our credit ratings below. We are currently in compliance with the securitization covenants and have no amounts outstanding under this financing arrangement.

         On March 19, 2002, we renewed our $1.25 billion 364-day Competitive Advance and Revolving Credit Facility. There were no material revisions to the original terms of the facility except for a collateral increase of $500 million to allow for the accounts receivable securitization program discussed above. Both our 364-day Competitive Advance and Revolving Credit Facility and our $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility, which expires in March 2006, require us to maintain certain financial ratios, including maintaining a net debt to EBITDA ratio (as defined in the agreement) of 4X or less and an interest coverage ratio of 3.5X or higher, both of which we are currently in compliance with. The facilities are subject to a facility fee, which will fluctuate based on our Senior Notes rating. We currently have no amounts outstanding under the facilities.

         On April 16, 2002, we completed a public offering of $3.0 billion of Senior Notes. The Senior Notes are unsecured, ranking equally with our other senior unsecured indebtedness, with $250 million maturing on April 18, 2005, $750 million maturing on May 1, 2007, and $2.0 billion maturing on May 1, 2012. The notes pay interest semiannually at fixed rates ranging from 6.875% to 8.125% per annum. The notes include customary covenants.

Credit Rating Discussion

         Our credit ratings impact our ability to obtain short- and long-term financing, and the cost of such financing. In determining our credit ratings, the rating agencies consider a number of factors, including EBITDA, operating cash flow, total debt outstanding, off-balance sheet obligations, commitments, interest requirements, and liquidity needs and availability. Other factors considered may include our business strategy, the condition of our industry, and our industry position. Although these factors are among those considered by the rating agencies, each agency may calculate and weigh each factor differently.

         AT&T Wireless Services’ credit ratings as of the date of this report were as follows:

Rating Agency	Rating-Long Term Debt	Outlook

Moody’s (a)	Baa2	Negative

Standard & Poor’s (b)	BBB	Stable

Fitch (c)	BBB	Stable

(a)  On June 21, 2002, Moody’s changed the outlook for the entire wireless industry to negative, including changing the outlook for AT&T Wireless Services from stable to negative. A negative outlook could result in our credit rating being lowered in the future. This change did not impact the availability or cost of our financing arrangements.

(b)  On June 20, 2002, Standards & Poor’s reaffirmed our long-term debt rating of BBB with a stable outlook.

(c)  On July 3, 2002, Fitch reaffirmed our long-term debt rating of BBB with a stable outlook.

Capital Requirements — Capital Expenditures and Other Capital Additions

         The operation, upgrade and expansion of our networks, including our upgrade to next-generation technologies, will require substantial amounts of capital over the next several years. Our capital expenditures and other capital additions discussed below are calculated on an accrual basis, and therefore, may vary from cash outflows during the period. Capital expenditures, excluding capital additions related to internal-use software, totaled $1,210 million and $2,738 million for the three and nine months ended September 30, 2002, respectively. During the full year of 2002, we expect to spend approximately $5.1 billion on capital expenditures, excluding capital additions related to internal-use software, of which we estimate that approximately 70% will be spent on our GSM/GPRS network. We have entered into various purchase commitments for network equipment related to the development of our next-

generation strategy. Those commitments totaled $1.3 billion as of September 30, 2002, with payments to be made between 2002 and 2004. Subsequent to September 30, 2002, we entered into additional purchase commitments for network equipment and services totaling $227 million, with payments to be made between 2002 and 2003. Capital additions related to internal-use software totaled $162 million for the nine months ended September 30, 2002. During the full year of 2002, we expect to spend less than $300 million on capital additions related to internal-use software.

Capital Requirements — Spectrum

         We may also require substantial capital to purchase additional spectrum, including our existing commitment as discussed below to fund spectrum purchases made by our affiliate ANW. To the extent the licenses are not granted to ANW, we may pursue other alternatives to acquire additional spectrum. Access to additional spectrum, or other sources of spectrum, will enhance our existing spectrum portfolio, as well as help us to meet demand for existing wireless products and to facilitate deployment of next-generation services in critical markets.

         During November 2000, we joined with others in the formation of a venture, Alaska Native Wireless (ANW), which participated in the Federal Communication Commission’s (FCC) Auction 35 of licensed spectrum in the 1900 megahertz band. In early 2001, the auction was completed, and ANW was the high bidder on approximately $2.9 billion in licenses. On March 4, 2002, the FCC granted to ANW some of the licenses on which it was the high bidder, which required the payment of $90 million by ANW, which we funded during the first quarter of 2002. As of September 30, 2002, we had provided approximately $400 million toward this commitment to ANW through a combination of a non-controlling equity interest and debt securities of ANW

         In June 2001, the federal appeals court for the D.C. Circuit ruled that the FCC had acted improperly in rescinding the licenses held by NextWave Telecom, Inc. and its affiliates (NextWave), which constituted most of the spectrum licenses offered in Auction 35. In August 2001, the FCC returned the licenses to NextWave, and on April 29, 2002, the FCC refunded $473 million to ANW, which was a portion of the down payment previously submitted for licenses on which ANW was the high bidder. The return of spectrum to NextWave, and the accompanying refund to ANW, did not affect the status of the non-NextWave licenses that the FCC granted to ANW on March 4, 2002. The U.S. Supreme Court agreed to hear the FCC’s appeal of the D.C. Circuit Court ruling, and oral argument of such appeal was held on October 8, 2002. As of the date of this report, the Supreme Court had not issued a decision.

         On September 12, 2002, the FCC solicited public comments on two proposals for the disposition of down payments and pending applications for the NextWave licenses that were offered in Auction 35. The proposals would allow the winning bidders in the auction to obtain a full refund of down payments, and a dismissal of pending applications, for some or all of the NextWave licenses. The public comment cycle concluded on October 21, 2002. The FCC had not announced its decision as of the date of this report. If either of the proposals is adopted, and ANW elects to dismiss its pending license applications, then we would be relieved of our commitment to fund the balance of the license payments otherwise due in respect of any such dismissed applications. The amended ANW charter documents reflect that ANW’s controlling owner has determined that it is in ANW’s best interest to opt-out of Auction 35, and that it will do so if that opportunity becomes available without material cost or penalty.

         On November 11, 2002, we and the other owners of ANW amended the terms of the venture. Pursuant to the revised agreements:

•	ANW has agreed to make a prepayment of indebtedness owing to us in the amount of $98 million;

•	Upon the earlier of April 30, 2003, or ANW being relieved from any further obligations to the FCC with respect to Auction 35, we will pay $229 million to the other owners of ANW and ANW will distribute certain amounts previously invested in ANW, resulting in distributions of $144 million to us and $233 million to the other owners of ANW;

•	In March 2007, the other owners of ANW may elect to require us to purchase their interests in ANW for an aggregate of $145 million, whether or not ANW is granted the Auction 35 licenses. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5% per annum; and

•	We have agreed to fund ANW’s remaining purchase price for the NextWave licenses of $2.8 billion, if the NextWave licenses are granted to ANW.

         We anticipate taking a charge of approximately $108 million in the fourth quarter of 2002 to reflect the difference between amounts accrued for our potential obligation to acquire the other owners’ interests under the original terms of the venture and our current obligation associated with this amendment.

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

Capital Requirements — Debt Repayments and Interest Requirements

         Our debt includes the following interest payment requirements and maturity dates:

Principal Amount as of 9/30/02 - (In Millions)	Interest Rate	Interest Payments	Maturity

AT&T Wireless Services, Inc. Senior Notes:

$250	6.875%	Semiannually	April 18, 2005

$1,000	7.350%	Semiannually	March 1, 2006

$750	7.500%	Semiannually	May 1, 2007

$3,000	7.875%	Semiannually	March 1, 2011

$2,000	8.125%	Semiannually	May 1, 2012

$2,500	8.750%	Semiannually	March 1, 2031

TeleCorp Wireless, Inc. Senior Subordinated & Senior Subordinated Discount Notes:

$374	11.625%	(1)	April 15, 2009

$292	10.625%	Semiannually	July 15, 2010

Tritel PCS, Inc. Senior Subordinated & Senior Subordinated Discount Notes:

$242	12.75%	(2)	May 15, 2009

$292	10.375%	Semiannually	January 15, 2011

(1)	Interest accrues to the principal balance of the Discount Notes until April 15, 2004. Interest will be paid semiannually beginning October 15, 2004.

(2)	Interest accrues to the principal balance of the Discount Notes until May 15, 2004. Interest will be paid semiannually beginning November 15, 2004.

         In March 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35% or $201 million aggregate principal amount at maturity of the TeleCorp Wireless, Inc. 11.625% Senior Subordinated Discount Notes for $179 million in cash. The notes were redeemed in April 2002 with existing cash balances. During April 2002, TeleCorp Wireless exercised its option to redeem 35%, or $158 million in aggregate principal amounts at maturity of the TeleCorp Wireless, Inc. 10.625% Senior Subordinated Notes for $174 million. Additionally, Tritel PCS, Inc. exercised its option to redeem 35% or $158 million and $130 million in aggregate principal amounts at maturity of the Tritel PCS, Inc. 10.375% Senior Subordinated Notes and the Tritel PCS, Inc. 12.75% Senior Subordinated Discount Notes, respectively, for $174 million and $115 million, respectively. These notes were redeemed in May 2002 with cash balances of TeleCorp Wireless and Tritel PCS received from our purchase of additional equity in these companies.

Capital Requirements — Other

         Pursuant to our Investor Agreement, as amended, between AT&T Wireless Services, AT&T Corp. and DoCoMo, DoCoMo may require us to repurchase its investment at DoCoMo’s original purchase price, plus interest, if under certain circumstances, and subject to the exceptions identified in the Investor Agreement:

•	we fail to launch services based on W-CDMA technology in 13 of the top 50 wireless markets in the United States (as defined by reference to Basic Trading Areas listed in the Investor Agreement) prior to June 30, 2004; or

•	our Board of Directors approve changes in our use of W-CDMA technology as our primary standard for delivery of services based on third-generation technology prior to June 30, 2004.

         We periodically make equity contributions into international and domestic investments in which we do not own a controlling interest. We currently have no material commitments outstanding related to these investments, with the exception of our commitment to ANW discussed above.

         In conjunction with the split-off from AT&T, we entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, we are required to purchase wholesale long-distance services we provide to our customers in an amount equal to our 2001 actual minutes of use for each of five years, beginning with the date of split-off. We are required to pay AT&T any shortfall in cumulative usage at the rate of $0.01 per minute at the end of the five-year period. Our maximum remaining commitment as of September 30, 2002, was approximately $404 million. We are also required to purchase long-distance services associated with our administrative phone usage equal to $70 million for each of three years following the split-off. As of September 30, 2002, we had fulfilled all of the first year’s commitment and approximately $18 million of the second year’s commitment under the agreement. In addition, we are required to purchase certain network data services from AT&T in an amount equal to $41 million for each of the three years following the split-off. As of September 30, 2002, we had fulfilled all of the first year’s data commitment and approximately $18 million of the second year’s data commitment under the agreement.

         We have commitments with local exchange carriers for dedicated leased lines. The original terms of these commitments vary from month-to-month up to five years. We incurred approximately $105 million and $310 million during the three and nine months ended September 30, 2002, related to these dedicated transport commitments.

         We have agreements with other wireless carriers that allow our customers to roam on other carriers’ wireless systems. These agreements establish general terms and charges for system usage, and in some cases also establish minimum usage requirements.

         We also have various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business, which are not material individually, nor in the aggregate. In addition, we have material commitments associated with leases of land, buildings, and equipment.

         We currently have no material off-balance sheet financing arrangements. Our off-balance sheet financing arrangements included two synthetic leases for office facilities, which had outstanding commitments totaling $64 million as of September 30, 2002.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001

	For the Nine Months
(In Millions)	Ended September 30,

Net Cash Flows:	2002	2001

Provided by operating activities of continuing operations	$2,262	$2,348

Used in investing activities of continuing operations	(3,613)	(4,096)

Provided by financing activities of continuing operations	1,758	7,024

Used in discontinued operations	(8)	(463)

         Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2002, was $2,262 million, compared with $2,348 million for the nine months ended September 30, 2001. The decrease in net cash provided by operating activities from continuing operations was primarily due to higher interest payments made during the nine months ended September 30, 2002 as compared to the prior year period, as well as cash payments made related to exit costs of the fixed wireless business, partially offset by higher operating income, excluding the impairment of licensing costs and depreciation and amortization, and a smaller increase in accounts receivable.

         Net cash used in investing activities from continuing operations for the nine months ended September 30, 2002, was $3,613 million, compared with $4,096 million for the nine months ended September 30, 2001. The decrease in net cash used was primarily due to lower cash paid for capital expenditures and fewer contributions made to unconsolidated subsidiaries in the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001, partially offset by the cash received during the second quarter of 2001 related to the sale of our equity interest in Japan Telecom.

         Net cash provided by financing activities of continuing operations for the nine months ended September 30, 2002, was $1,758 million, compared with $7,024 million for the nine months ended September 30, 2001. Financing activities of continuing operations for the nine months ended September 30, 2002, primarily included net proceeds of $3.0 billion associated with our Senior Notes offering in April 2002 and cash proceeds of $382 million from the sale of AT&T Wireless Services common shares sold to DoCoMo associated with the exercise of their preemptive rights triggered by the TeleCorp acquisition. Partially offsetting these proceeds were the repayment of approximately $1.6 billion of TeleCorp debt subsequent to the acquisition, including the repayments of the TeleCorp public debt associated with the equity clawback provisions that we exercised during the second quarter of 2002. Financing activities of continuing operations for the nine months ended September 30, 2001, included the $6.1 billion of allocated net proceeds from AT&T associated with the investment by DoCoMo and the $6.3 billion of net proceeds received from our Senior Notes offering in March 2001. Partially offsetting these proceeds were the repayment of $2.4 billion of debt due to AT&T and redemption of the $3.0 billion of preferred stock held by AT&T in June of 2001.

         The decrease in cash used in discontinued operations is primarily a result of decreased operational activities during the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. We virtually completed the disposal of the fixed wireless business during the third quarter of 2002.

EBITDA FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

         EBITDA, defined as operating income excluding depreciation and amortization, and EBITDA, excluding our non-cash asset impairment charges, are the primary measures used by our management to measure our ability to generate cash flow. EBITDA may or may not be consistent with the calculation of EBITDA for other public companies and should not be viewed by investors as an alternative to accounting principles generally accepted in the United States of America, measures of profitability or to cash flows from operating, investing and financing activities as a measure of liquidity.

         EBITDA for the three months ended September 30, 2002 was a loss of $259 million, compared with income of $801 million for the three months ended September 30, 2001, and for the nine months ended September 30, 2002, was income of $1,580 million, compared with $2,441 million for the nine months ended September 30, 2001. EBITDA, excluding the pre-tax impairment of licensing costs, was income of $1,070 million for the three months ended September 30, 2002, compared with income of $801 million for the three months ended September 30, 2001, and for the nine months ended September 30, 2002, was income of $2,909 million, compared with $2,441 million for the nine months ended September 30, 2001. The growth in EBITDA, excluding the impairment of licensing costs, for the three months ended September 30, 2002 as compared with the prior year period was primarily due to an increase in services revenue and cost reduction efforts (primarily resulting from decreases in advertising spending, sales commissions, and roaming expenses) and a lower provision for uncollectible receivables, partially offset by increased network costs attributable to the growth in subscribers and their related increased minutes of use, increased equipment incentives, and an increase in general and administrative expenses. The growth in EBITDA, excluding the impairment of licensing costs for the nine months ended September 30, 2002 as compared with the prior year period was primarily due to an increase in services revenues partially offset by increased network costs attributable to the growth in subscribers and their related increased minutes of use, increased equipment incentives, and an increase in general and administrative expenses.

RECONCILIATION OF EBITDA, EXCLUDING THE IMPAIRMENT OF LICENSING COSTS, TO CONSOLIDATED NET (LOSS) INCOME

         Items required to reconcile EBITDA, excluding the pre-tax impairment of licensing costs, to consolidated net (loss) income include: depreciation and amortization expense, impairment of licensing costs, other (expense) income, interest expense, and benefit (provision) for income taxes, as well as the after-tax impacts of net equity (losses) earnings from investments in unconsolidated subsidiaries, income (loss) from discontinued operations, and cumulative effect of change in accounting principle.

         The following table summarizes the reconciliation of EBITDA, excluding the impairment of licensing costs, to consolidated net (loss) income:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(In Millions)	2002	2001	2002	2001

EBITDA, excluding the impairment of licensing costs	$1,070	$801	$2,909	$2,441

Depreciation and amortization	(703)	(658)	(2,029)	(1,806)

Impairment of licensing costs	(1,329)	—	(1,329)	—

Other (expense) income	(164)	114	(188)	326

Interest expense	(180)	(105)	(490)	(287)

Benefit (provision) for income taxes	139	(52)	70	(293)

Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	(882)	56	(1,017)	174

Income (loss) from discontinued operations, net of tax	8	(79)	47	(215)

Cumulative effect of change in accounting principle, net of tax	—	—	(166)	—

Net (loss) income	$(2,041)	$77	$(2,193)	$340

EBITDA MARGIN FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

         EBITDA margin, defined as EBITDA, excluding the impairment of licensing costs, as a percentage of services revenue was 28.4% for the three months ended September 30, 2002, compared with 24.7% for the three months ended September 30, 2001, and was 27.1% for the nine months ended September 30, 2002, compared with 26.3% for the nine months ended September 30, 2001.

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

         As of September 30, 2002, we had outstanding $9.5 billion of Senior Notes of AT&T Wireless Services, Inc. with fixed interest rates ranging from 6.875% to 8.75%, and with maturity dates between 2005 and 2031. As of September 30, 2002, we had entered into interest rate swaps with a total notional value of $2.8 billion. On a semi-annual basis, we pay a floating rate of interest equal to the six-month LIBOR plus a fixed spread and receive a fixed rate in return ranging from 6.875% to 8.125%. The swaps were entered into as hedges of the fair value of our 7.35% Senior Notes due March 2006, our 6.875% Senior Notes due April 2005, our 7.5% Senior Notes due May 2007, and our 8.125% Senior Notes due May 2012. The swaps expire on the bonds’ respective maturity dates. Assuming a 10% shift in interest rates, the fair value of the interest rate swaps and the underlying hedged debt would have changed by approximately $53 million at September 30, 2002.

         As of September 30, 2002, we had outstanding $1.2 billion of Senior Notes and Senior Discount Notes of TeleCorp Wireless, Inc. and Tritel PCS, Inc., both of which are wholly owned subsidiaries of AT&T Wireless Services, Inc. These notes have fixed interest rates ranging from 10.375% to 12.75% with maturity dates between 2009 and 2011. As of September 30, 2002, we had not entered into any derivative financial instruments to manage our market risks associated with these notes.

         We may have future interest rate risk associated with the $2.5 billion Competitive Advance and Revolving Credit Facilities, as well as the commercial paper agreement we finalized in June 2001. These credit facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 32.5 to 100 basis points depending upon our Senior Notes rating, or (ii) the greater of the prime rate or the Federal funds effective rate plus 50 basis points. As of September 30, 2002, there were no amounts outstanding under the facilities, or any notes outstanding under the commercial paper agreement.

         We may have future interest rate risk associated with our $1.2 billion accounts receivable securitization program which was entered into in March 2002. The program is subject variable interest rates based upon, in various cases, (i) LIBOR plus or minus a variable spread depending upon demand or (ii) LIBOR plus a fixed spread depending upon our Senior Notes rating. As of September 30, 2002, there were no amounts outstanding under the program.

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

FINANCIAL CONDITION AT SEPTEMBER 30, 2002, COMPARED WITH DECEMBER 31, 2001

(In Millions)	At	At
	September 30, 2002	December 31, 2001

Total assets	$45,784	$41,722

Total liabilities	18,095	14,731

Minority interest	51	46

Mandatorily redeemable preferred stock	146	—

Mandatorily redeemable common stock	7,664	7,664

Total shareholders’ equity	$19,828	$19,281

         Total assets increased to $45,784 million at September 30, 2002, an increase of $4,062 million, or 9.7%, compared with December 31, 2001. The increase in total assets as of September 30, 2002, primarily resulted from an increase in goodwill, licensing costs, and property, plant and equipment associated with our acquisition of TeleCorp during the first quarter of 2002. Additionally, property, plant and equipment increased due to capital expenditures during the first three quarters of 2002. These increases were partially offset by the impairment charges recorded during the three months ended September 30, 2002 associated with licensing costs and investments in unconsolidated subsidiaries. Our cash and cash equivalents increased as well due to the proceeds received in our offering of $3.0 billion of Senior Notes in April 2002, partially offset by the repayment of approximately $1.6 billion of debt and related interest of subsidiaries of TeleCorp subsequent to the merger, and capital expenditures made during the nine months ended September 30, 2002.

         Total liabilities were $18,095 million at September 30, 2002, an increase of $3,364 million, or 22.8%, compared with December 31, 2001. The increase was primarily due to the debt we assumed in conjunction with the acquisition of TeleCorp less the repayment of long-term debt subsequent to the merger, as well as an increase in long-term debt due to others associated with the $3.0 billion of Senior Notes offering we completed in April 2002. The carrying value of our long-term debt due to others also increased by the $234 million fair value adjustment on our interest rate swaps recorded in accordance with SFAS No. 133. This increase was partially offset by a decrease in deferred income taxes primarily due to the tax benefits of impairments recorded during the quarter, which was somewhat counteracted by the deferred tax valuation allowance.

         Mandatorily redeemable preferred stock totaling $146 million as of September 30, 2002, represented the fair value of the mandatorily redeemable preferred stock we issued in conjunction with the acquisition of TeleCorp and the related interest accretion subsequent to the acquisition date.

         Mandatorily redeemable common stock totaling $7,664 million as of September 30, 2002, and as of December 31, 2001, represented the fair value as of split-off date of the AT&T Wireless Services common shares held by DoCoMo. These shares are presented as mandatorily redeemable common stock due to certain redemption rights held by DoCoMo. Under certain circumstances, DoCoMo may require the repurchase of this investment at DoCoMo’s original purchase price, plus interest, if we fail to meet specified technological milestones.

         Shareholders’ equity was $19,828 million at September 30, 2002, an increase of $547 million, or 2.8%, from December 31, 2001. The increase in shareholders’ equity resulted primarily from the issuance of 146 million additional shares of AT&T Wireless Services common stock in conjunction with the acquisition of TeleCorp. Partially offsetting this increase was the net loss for the nine months ended September 30, 2002, which resulted in an increase in our accumulated deficit.

RELATED PARTY TRANSACTIONS

         During the first quarter of 2002, we advanced an aggregate of $251 million to Cascade Wireless, LLC (Cascade), an entity in which we own a significant equity interest, but is controlled by Wayne Perry, who at the time was one of our board members. We made the advance pursuant to contractual obligations entered into prior to Mr. Perry joining our board of directors. Cascade used these proceeds to finance the acquisition from third parties of licensed spectrum that we were not eligible to own, as well as to fund operating requirements of Cascade. We have entered into roaming and other agreements with Cascade, which allow our subscribers to roam in markets operated by Cascade.

         In conjunction with our acquisition of TeleCorp, DoCoMo exercised its preemptive rights to acquire the maximum number of shares to which it was entitled pursuant to the Investor Agreement between us and DoCoMo. As a result, we issued 26.7 million shares to DoCoMo in February 2002 and recorded cash proceeds of $382 million.

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

         We hold equity interests in various domestic and international ventures and partnerships. These ventures and partnerships operate primarily in the wireless telecommunications industry. We account for these investments primarily under the equity method of accounting. In accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we periodically review our cost method investments and equity method investments for impairment. These reviews are performed to determine whether declines in market values of our investments below their carrying values are deemed to be other than temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments. In the event that the carrying value of an investment exceeds its fair value, we evaluate, among other factors, the duration and extent to which the fair value is less than the carrying value; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. We may record additional impairment losses in the future if additional declines occur which are deemed to be other than temporary.

         The following discussion addresses significant transactions related to our investments in unconsolidated subsidiaries that occurred during the nine months ended September 30, 2002.

         During the third quarter of 2002, we recognized pre-tax losses of $369 million associated with our portion of impairment losses recognized by our equity method investments resulting from their annual impairment tests of licensing costs. Of the total pre-tax charge, $260 million, $84 million and $25 million represent impairments of licensing costs recognized by Cascade Wireless, LLC, Alaska Native Wireless, LLC and Lewis and Clark Communications, LLC, respectively.

         During the third quarter of 2002, we recorded pre-tax impairment losses of $444 million primarily on three of our equity method investments. These impairments relate to declines in the fair values of certain international equity method investments that management deemed to be other than temporary. The majority of the total pre-tax charges represented impairments of our investments in Rogers Wireless Communications, Inc., Eurotel Praha, spol. s r.o. and BPL Cellular Ltd., of $232 million, $185 million, and $24 million, respectively.

         During the third quarter of 2002, we recognized a $187 million pre-tax impairment charge related to our cost method investment in Dobson. Of the total pre-tax charge, $173 million relates to our preferred stock investment and $14 million to our remaining common stock investment balance.

         Due to the losses recorded during the third quarter of 2002, we established a deferred tax valuation allowance of $740 million. $379 million of the deferred tax valuation allowance was allocated to our equity method investments within net equity (losses) earnings from investments in unconsolidated subsidiaries.

         On July 25, 2002 we signed an agreement with Triton PCS, Inc. pursuant to which we have agreed to sell certain wireless licenses in Norfolk, Richmond and Roanoke, Virginia to Triton PCS, Inc. for $65 million in cash. We own approximately 16% of Triton PCS, Inc. The transaction, which is subject to certain conditions and regulatory approvals, is expected to close in the fourth quarter of 2002. We expect to recognize a pre-tax gain of approximately $35 million upon closing of the sale.

         During the second quarter of 2002, we recorded a pre-tax impairment charge of $120 million associated with our 50% equity interest in ACC Acquisitions, LLC, which is the parent company of ACC, which represents a write-off of our remaining equity investment balance. ACC has significant debt outstanding, including a bank credit facility and Senior Subordinated Notes. ACC’s credit facility includes a financial covenant requiring it to not exceed a specified total debt leverage ratio. During the second quarter of 2002, ACC violated this covenant, which could result in acceleration of repayment of its credit facility and Senior Subordinated Notes. We have no guarantees or financial commitments associated with ACC’s debt.

         During the first quarter of 2002, we recorded a pre-tax impairment loss of $57 million related to our common stock investment in Dobson.

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

SUBSEQUENT EVENTS

         On October 24, 2002, we signed a non-binding letter of intent with a subsidiary of Dobson to transfer our ownership interests in the Anchorage, Alaska Metropolitan Service Area (MSA) and Alaska Rural Service Area (RSA) No.2 markets, which includes a population of over 430 thousand. In addition, we will transfer our shares of Dobson Series AA preferred stock, which we purchased in February 2001, to Dobson. In exchange, we will receive Dobson’s ownership interests in the Santa Cruz, California MSA and California RSA No. 4 markets, which includes a population of over 640 thousand. The transaction remains subject to the execution of definitive agreements, final corporate approvals, federal regulatory approvals and certain other conditions.

         On November 11, 2002, we and the other owners of ANW amended the terms of the venture. Pursuant to the revised agreements:

•	ANW has agreed to make a prepayment of indebtedness owing to us in the amount of $98 million;

•	Upon the earlier of April 30, 2003, or ANW being relieved from any further obligations to the FCC with respect to Auction 35, we will pay $229 million to the other owners of ANW and ANW will distribute certain amounts previously invested in ANW, resulting in distributions of $144 million to us and $233 million to the other owners of ANW;

•	In March 2007, the other owners of ANW may elect to require us to purchase their interests in ANW for an aggregate of $145 million, whether or not ANW is granted the Auction 35 licenses. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5% per annum; and

•	We have agreed to fund ANW’s remaining purchase price for the NextWave licenses of $2.8 billion, if the NextWave licenses are granted to ANW.

         We anticipate taking a charge of approximately $108 million in the fourth quarter of 2002 to reflect the difference between amounts accrued for our potential obligation to acquire the other owners’ interests under the original terms of the venture and our current obligation associated with this amendment.

FORWARD-LOOKING STATEMENTS

         Our disclosure and analysis in this document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our relationship with our former parent, AT&T, following our separation from AT&T in July 2001, financial condition, results of operations, cash flows, financing plans, business strategies, operating efficiencies or synergies, capital and other expenditures, network build-out and upgrade, competitive positions, availability of capital, growth opportunities for existing and new products and services, our acquisition and growth strategy, benefits from new technologies, availability and deployment of new technologies, our decision to exit the fixed wireless business, our acquisition of TeleCorp PCS, Inc., plans and objectives of management, and other matters.

         Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	the risks associated with the implementation of our GSM/GPRS network and our technology migration strategy, including risks relating to the implementation and operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the need to enter into roaming agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment and consumer acceptance of the products and services to be offered;

•	the effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn and change the customer mix, profitability and average revenue per user;

•	uncertainty about the level of consumer demand for our GSM/GPRS products and services, including the possibility of consumer dissatisfaction which could result from unfamiliarity with new technology, smaller footprint and service areas, differences in levels of customer care and different rate plans;

•	the potential impact of NTT DoCoMo’s investment in us, including provisions of the agreements that restrict our future operations, and provisions that may require the repurchase of NTT DoCoMo’s investment if we fail to meet specified conditions, under certain circumstances, and the cost of complying with our technology commitment;

•	the risk of increased churn resulting from introduction or popularity of new products and services by our competitors, potential FCC regulations mandating number portability for wireless phones, or customer dissatisfaction with our products and services;

•	the impact of oversupply of capacity resulting from excessive deployment of network capacity in the markets we serve;

•	the ongoing global and domestic trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources, improved buying power and greater geographic reach, allowing them to compete more effectively;

•	the ability to enter into agreements to provide nationwide services and the cost of entering new markets necessary to provide nationwide services;

•	our ability to monetize our non-strategic assets, including our non-consolidated investments in foreign entities and excess spectrum;

•	the ability to establish a significant market presence in new geographic and service markets;

•	the availability and cost of capital and the consequences of increased leverage;

•	the impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	the requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	the risks and costs associated with the need to acquire additional spectrum to expand or enhance current and future services;

•	the risks and uncertainties associated with the integration of TeleCorp PCS, Inc.’s business and operations;

•	the results of litigation filed or to be filed against us, or of some types of litigation filed or to be filed against AT&T for which we have agreed to assume liability under the split-off agreements with AT&T;

•	the impact of WorldCom’s bankruptcy, and decision to exit the wireless reseller business, on our results of operations, the resulting negative impact on our reseller distribution channel, and the risk of insolvency of other resellers, vendors and customers with whom we do business;

•	the possibility of one or more of the markets in which we compete being affected by changes in political, economic or other factors, such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	those factors discussed under “Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition” in the following section.

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

         We may substantially increase our debt in the future, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings. We may also encounter difficulties in obtaining all the financing we need to fund our business and growth strategy on desirable terms. We may require substantial additional financing to fund capital expenditures, license purchases and costs and expenses in connection with funding our operations, domestic and international investments and growth strategy. We currently rely on our committed credit facilities and receivables securitization program to meet any additional financing needs. We are exploring and evaluating the relative advantages and disadvantages of various funding mechanisms. Other funding mechanisms that still may be considered include other forms of public and private debt facilities. The decision on debt composition is dependent on, among other things, our business and financial plans and the market conditions at the time of financing. The agreements governing this indebtedness may contain financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. We may also need to utilize other funding sources, including issuance of public equity or debt securities, or issuance of commercial paper.

Our relationship with NTT DoCoMo, Inc. contains features that could adversely affect our financial condition or the way in which our business is conducted.

         DoCoMo, a leading Japanese wireless communications company, is our largest shareholder, and the agreements relating to DoCoMo’s investment contain requirements and contingencies that could materially adversely affect our financial condition and technology strategies. Pursuant to the Investor Agreement, as amended, between AT&T Wireless Services, AT&T Corp. and DoCoMo, DoCoMo may require us to repurchase its investment at DoCoMo’s original purchase price, plus interest, if under certain circumstances, and subject to the exceptions identified in the Investor Agreement:

•	AT&T Wireless Services fails to launch services based on W-CDMA technology in 13 of the top 50 wireless markets in the United States (as defined by reference to Basic Trading Areas listed in the Investor Agreement) prior to June 30, 2004; or

•	AT&T Wireless Services’ Board of Directors approves changes in its use of W-CDMA technology as its primary standard for delivery of services based on third-generation technology prior to June 30, 2004.

         Two other provisions of the Investor Agreement limit our ability to take certain actions without DoCoMo’s consent. We need to obtain DoCoMo’s consent to change the scope of our business such that our current businesses, including businesses that are part of our business plan and natural evolutions of those businesses, taken as a whole no longer constitute our primary business, or to allow another wireless operator to acquire more than 15% but less than 50% of our equity in connection with the formation of a strategic alliance, with certain exceptions specified in the Investor Agreement. These limitations could prevent us from taking advantage of some business opportunities or relationships that we might otherwise pursue.

Our significant network build-out requirements may not be completed as planned.

         We need to complete significant build-out activities, including:

•	completion of regularly required build-out activities in some of our existing wireless markets;

•	deployment of GSM/GPRS in additional markets;

•	deployment of next-generation technology to support enhanced data services and increase network efficiency.

         Failure to complete the build-out of our GSM/GPRS network and support facilities and systems and launch of operations, a delay in the build-out and launch or increased cost of the build-out and launch could have a material adverse effect on our operations and financial condition. As we deploy our GSM/GPRS network, we may need to reallocate spectrum previously utilized by our TDMA network in certain markets. This could result in disruptions to, or decreased quality of service to TDMA customers in those markets, or may result in our TDMA customers roaming on another wireless service provider’s system in that market, which could increase our roaming costs. Although we plan to build out our GSM/GPRS network over virtually all of our TDMA footprint, coverage will not be identical, which could adversely affect consumer demand for our GSM/GPRS service. As we continue to build out our network, we must, among other things, continue to:

•	lease, acquire or otherwise obtain rights to a large number of cell and switch sites;

•	obtain zoning variances or other local governmental or third-party approvals or permits for network construction;

•	complete the radio frequency design, including cell site design, frequency planning and network optimization, for each of our markets; and

•	improve, expand and maintain customer care, network management, billing and other financial and management systems.

         In addition, problems in vendor equipment availability, technical resources, system performance or system adequacy could delay the launch of new or expanded operations in new or existing markets or result in increased costs in all markets. Due to the accelerated build-out of our GSM/GPRS network, many of the customer care and infrastructure support systems for this network are not fully implemented. We may experience unforeseen difficulties, or incur additional expenses, if traffic on the network or subscriber growth exceeds the capacity of our support and care systems. We intend to rely on the services of various companies that are experienced in design and build-out of wireless networks in order to accomplish our build-out schedule. However, we may not be able to obtain satisfactory contractors on economically attractive terms or ensure that our contractors or the systems they install will perform as we expect.

We have substantial capital requirements that we may not be able to fund.

         Our strategy and business plan will continue to require substantial capital, which we may not be able to obtain on favorable terms or at all. A failure to obtain necessary capital would have a material adverse effect on us, and result in the delay, change or abandonment of our development or expansion plans and the failure to meet regulatory build-out requirements. We currently estimate that our capital expenditures for the build out of our mobility networks will total up to $4.0 billion in 2003, as compared to $5.1 billion in 2002, $5.0 billion in 2001 and $3.7 billion in 2000. We also expect to incur substantial capital expenditures in future years. The actual amount of the funds required to finance our network build out and other capital expenditures may vary materially from management’s estimate. We have entered into various contractual commitments associated with the development of our next-generation strategy, of which approximately $1.4 billion were outstanding at September 30, 2002. These include purchase commitments for network equipment, as well as handsets. In addition, we anticipate that we will enter into material purchase commitments in the future. We also may require substantial additional capital for, among other uses, acquisitions of providers of wireless services, spectrum license or system acquisitions, system development and network capacity expansion. We have also entered into agreements for investments and ventures which have required or may require substantial capital, including our agreement to invest up to $2.8 billion in Alaska Native Wireless if it is awarded additional licenses from the 1900 megahertz auction concluded in 2001. These agreements also may contain provisions potentially requiring substantial additional capital in future circumstances, such as allowing the other investors to require us to purchase assets or investments. If we are unable to finance our capital commitments either through cash from operations or external financing, it would have a material adverse effect on our financial condition and results of operations.

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

         To accelerate the build out of wide scale coverage of the U.S. by a digital mobile wireless network operating on the technical standards we have adopted, we have entered into affiliation agreements with other entities that provide wireless services or hold spectrum licenses. Through contractual arrangements between these affiliates and us, our customers are able to obtain service in the affiliates’ territories, and the affiliates’ customers are able to obtain service in our territory. In all markets where these affiliates operate, we are at risk because we do not control the affiliates. As a result, we cannot compel these affiliates to participate in our technology migration strategy. Our ability to provide service on a nationwide level and to implement our next-generation strategy could be adversely affected if these affiliates are unable or unwilling to participate in the further development of our digital network. We may establish additional affiliate relationships to accelerate build out of our digital mobile network. If we are unable to establish such affiliate relationships, or if any such affiliates are unable to or do not develop their systems in a successful manner consistent with our network, our ability to service our customers and expand the geographic coverage of our digital network could be adversely affected.

If Alaska Native Wireless is granted the NextWave licenses in Auction 35 for which it was the winning bidder, we could be required to invest up to $2.8 billion to fund the acquisition of licenses that are currently worth significantly less than that amount.

         Alaska Native Wireless was the winning bidder for licenses costing $2.9 billion in Auction 35, which occurred in early 2001. We may be required to invest up to $2.8 billion in Alaska Native Wireless to fund the purchase for licenses, which might be awarded to Alaska Native Wireless in Auction 35. The value of the NextWave licenses has declined since Auction 35 was completed. Further declines in value could occur pending resolution of the disposition of the NextWave licenses, which is subject to a pending Supreme Court decision and FCC rule making proposals. If NextWave licenses are ultimately awarded to Alaska Native Wireless, pursuant to Auction 35, and we are required to fund the remaining purchase price of $2.8 billion, we could be required to take an impairment charge reflecting the difference between the purchase price for the licenses and their fair value.

If Alaska Native Wireless is granted the NextWave licenses in Auction 35 for which it was the winning bidder and we are unable to reach agreement with them regarding the development and use of those licenses, our ability to implement our next-generation strategy may be adversely affected.

         We have not reached any agreements with Alaska Native Wireless as to whether it will participate in our digital mobile wireless network or whether our subscribers will be able to roam on their network. If Alaska Native Wireless is granted the remaining NextWave licenses in Auction 35 for which it was the highest bidder and we are unable to reach agreement regarding the use and development of those licenses it could have a material adverse impact on the timing and cost of our technology migration strategy.

Potential acquisitions may require us to incur substantial additional debt and integrate new technologies, operations and services, which may be costly and time-consuming.

         An element of our strategy is to expand our networks so that each covers approximately 75% of the U.S. population, which we intended to accomplish in part through the acquisition of TeleCorp PCS and which we may continue to pursue through other acquisitions of licenses, systems and wireless providers. The acquisition of TeleCorp PCS resulted in our assumption of substantial additional indebtedness. Further, other acquisitions may cause us to incur substantial additional indebtedness to finance such acquisitions or to assume indebtedness of the entities that are acquired. In addition, we may encounter difficulties in integrating those acquired operations into our own operations, including as a result of different technologies, systems, services or service offerings. These actions could prove costly or time-consuming or divert our management’s attention from other business matters.

We may encounter difficulties implementing our GSM/GPRS deployment strategy, which could have a negative impact on subscriber growth and retention, and our financial results.

         Our technology strategy involves operating our recently deployed GSM/GPRS network separately from our TDMA network. We may not be able to achieve or maintain the balanced loading on each network necessary to optimize capital spending or operational expenses. We deployed our GSM/GPRS equipment at our existing TDMA sites, to the extent possible. Due to the different operating characteristics of TDMA and GSM/GPRS equipment the coverage of our GSM/GPRS network will not be identical to our TDMA network, particularly where we have deployed a GSM/GPRS system utilizing 1900 MHz spectrum over a TDMA system using 850 MHz spectrum. This may result in customer dissatisfaction.

         We may have difficulty upgrading our TDMA network as our suppliers shift resources to next-generation technology development, decreasing their incentives to develop enhancements or upgrades to their TDMA product lines because of decreased economies of scale. As a result, the cost structure for our TDMA offerings might increase, or the quality of our services could be impaired, resulting in increased churn of TDMA customers and reduced profitability.

         Handsets that will operate on both our TDMA and GSM/GPRS networks are more expensive than TDMA handsets and may have operational limitations, which could impede our efforts to sell GSM/GPRS services and lead to increased churn. Our strategy assumes a portion of our customers will prefer the flexibility offered by new dual mode TDMA/GSM/GPRS handsets, referred to as “GAIT” phones. Because GAIT phones are required by only a limited number of carriers that operate both TDMA and GSM/GPRS networks, they may not be produced in sufficient quantities when needed, and their limited use may be insufficient to achieve high economies of scale. These handsets are new products that may have operational limitations or sub-optimal features that may discourage customer use. If these handsets are not economical or attractive to customers, we may experience increased churn, our costs could increase, and our profitability could be reduced.

If our wireless service offerings do not meet customer expectations, we will be unable to attract and retain customers.

         Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of our wireless networks. We may have difficulty attracting and retaining customers if we are unable to resolve quality issues relating to our wireless networks as they arise or if those issues limit our ability to expand our network capacity or were to place us at a competitive disadvantage to other wireless service providers in our markets. The level of consumer demand for our next generation products is uncertain. Consumer demand could be impacted by differences in technology, footprint and service areas, customer care levels and rate plans.

If the demand for wireless data services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth potential.

         We have committed significant resources to develop and market wireless data services, in anticipation of a growth in demand for those services. That demand may not materialize. Even if such demand does develop, our ability to deploy and deliver wireless data services relies, in many instances, on new and unproven technology. Existing technology may not perform as expected. We may not be able to successfully develop or obtain new technology to effectively and economically deliver these services. The success of wireless data services is substantially dependent on the ability of others to develop applications for wireless data devices and to develop and manufacture devices that support wireless applications. These applications or devices may not be developed or developed in sufficient quantities to support the deployment of wireless data services. These services may not be widely introduced and fully implemented at all or in a timely fashion. These services may not be successful when they are in place, and customers may not purchase the services offered. Consumer needs for wireless data services may be met by technologies such as 802.11, known as wi-fi, which does not rely on FCC regulated spectrum. The lack of standardization of across wireless data handsets may contribute to customer confusion, which could slow acceptance of wireless data services, or increase customer care costs. Either could adversely affect our ability to provide these services profitably. If these services are not successful or costs associated with implementation and completion of the rollout of these services materially exceed our current estimates, our financial condition and prospects could be materially adversely affected.

We face substantial competition.

         There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the entry of new competitors and the development of new technologies, products and services. Competition is expected to increase as the rate of subscriber growth for the industry slows. Other two-way wireless providers, including other cellular and personal communications services, operators and resellers, serve each of the markets in which we compete. Some of the indirect retailers who sell our services also sell our competitors’ services. A majority of U.S. markets have five or more commercial mobile radio service providers, and all of the top 50 U.S. metropolitan markets have at least four, and in some cases as many as seven or more, facilities-based wireless service providers offering wireless services on cellular, personal communications services or specialized mobile radio frequency. Competition also may increase to the extent that smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers. This competition puts downward pressure on revenue growth and profit margins, and we expect this trend to continue.

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

         The wireless communications industry has experienced significant consolidation. The mergers or joint ventures of Bell Atlantic Corporation/GTE Corporation/Vodafone AirTouch, now called Verizon, SBC/BellSouth, now called Cingular, and Deutsche Telekom/ VoiceStream Wireless, now called T-Mobile, have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources to respond to our offerings. As a result, these competitors may be able to offer nationwide services and plans more quickly and more economically, may be able to obtain more favorable roaming rates, and may be better able to respond to our offers.

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

         Our domestic business depends on the ability to use portions of the radio spectrum licensed by the FCC. We could fail to obtain sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, in order to meet the expanded demands for our existing services, as well as to enable development of next-generation services. This type of failure would have a material adverse impact on the quality of our services or our ability to roll out such future services in some markets, or could require that we curtail existing services in order to make spectrum available for our next-generation services. We may acquire more spectrum through a combination of alternatives, including participation in spectrum auctions. As required by law, the FCC periodically conducts auctions for licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are provided for by laws administered by the FCC. The FCC may not allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses. Even if the FCC determines to conduct further auctions in the future, we may not be successful in those future auctions in obtaining the spectrum that we believe is necessary to implement our business and technology strategies. We may also seek to acquire radio spectrum through purchases and swaps with other spectrum licensees or otherwise, including by purchases of other licensees outright. However, we may not be able to acquire sufficient spectrum through these types of transactions, and we may not be able to complete any of these transactions on favorable terms.

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

Termination or impairment of our relationship with a small number of key suppliers or vendors could adversely affect our revenues and results of operations.

         We have developed relationships with a small number of key vendors, including Nokia Mobile Phones, Inc., Sony Ericsson Mobile Communications, Siemens AG, Motorola, Inc. and Matsushita Electric Industrial Co., Ltd. (Panasonic) for our supply of wireless handsets; Nortel Networks, Inc., Telefonaktiebolaget LM Ericsson, and Nokia Networks, Inc. and Hewlett Packard Company for our supply of telecommunications infrastructure equipment; Convergys Information Management Group for our billing services; Bechtel Corporation for build out of our networks; and Siebel Systems, Inc. for information systems. We do not have operational or financial control over our key suppliers and have limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers were unable to honor, or otherwise fail to honor, their obligations to us, we could experience disruptions of our business and adverse effects on our revenues and results of operations.

We rely on roaming arrangements with other carriers, which we may be unable to obtain or maintain in the future.

         We may not continue to be able to obtain or maintain roaming agreements with other wireless providers on terms that are acceptable to us. Our customers automatically can access another provider’s analog cellular or digital system only if the other provider allows our customers to roam on its network. We rely on agreements to provide roaming capability to our customers in many areas of the U.S. that either of our networks does not serve. Some competitors may be able to obtain lower roaming rates than we do because they have larger call volumes or because of their affiliations with, or ownership of, wireless providers. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we or our affiliates provide, the price of a roaming call may not be competitive with prices of other wireless providers for such call, and our customers may not be able to use any of the advanced features, such as voicemail notification, that the customer enjoys when making calls within our network. Finally, we may not be able to obtain roaming agreements for our GSM/GPRS and next-generation products and services with pricing or coverage we desire.

Our business is seasonal and we depend on fourth quarter results, which may not continue to be strong.

         The wireless industry, including our company, has experienced a trend of generating a significantly higher number of customer additions and handset sales in the fourth quarter of each year as compared to the other three fiscal quarters. A number of factors contribute to this trend, including the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season, the timing of new product and service announcements and introductions, competitive pricing pressures, and aggressive marketing and promotions. Strong fourth quarter results for customer additions and handset sales may not continue for the wireless industry or for us. In the future, the number of our customer additions and handset sales in the fourth quarter could decline for a variety of reasons, including our inability to match or beat pricing plans offered by competitors, failure to adequately promote our products, services and pricing plans, failure to have an adequate supply or selection of handsets, or lower demand for wireless services. If in any year fourth quarter results fail to significantly improve upon customer additions and handset sales from the year’s previous quarters, this could adversely impact our results for that year.

A high rate of churn would negatively impact our business.

         A high rate of churn would adversely affect our results of operations because of loss of revenue and because the cost of adding a new subscriber, which generally includes a commission expense and/or a handset subsidy, is a significant factor in income and profitability for participants in the wireless industry. We may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and to retain customers, which could adversely impact our revenue and profitability.

Our industry will continue to be adversely affected if the economic slowdown persists.

         The economies of the United States and many other nations are suffering from a significant economic slowdown, and the rate at which the industry has added subscribers has slowed. There can be no assurance that such a slowdown will not continue to adversely affect the industry.

Equipment failure and natural disasters or terrorist acts may adversely affect our operations.

         A major equipment failure or a natural disaster or terrorist act that affects our mobile telephone switching offices, microwave links, third-party owned local and long distance networks on which we rely, our cell sites or other equipment or the networks of other providers on which our subscribers roam could have a material adverse effect on our operations. While we have insurance coverage for some of these events, our inability to operate our wireless system even for a limited time period may result in a loss of subscribers or impair our ability to attract new subscribers, which would have a material adverse effect on our business, results of operations and financial condition.

Our future financial results could be adversely impacted by asset impairments or other charges.

         Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As a result, we are required to test both acquired goodwill and other indefinite-lived intangible assets, consisting of our licensing costs, for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If our market value continues to be less than our book value for an extended period of time, it could trigger the need for impairment tests of acquired goodwill between annual tests. Additionally, our licensing costs must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Media and other reports have suggested radio frequency emissions may be linked to various health concerns and interfere with various medical devices, and we may be subject to potential litigation relating to these health concerns.

         Media and other reports have linked radio frequency emissions from wireless handsets to various health concerns, including cancer, and to interference with various electronic medical devices, including hearing aids and pacemakers. Research and studies are ongoing. Whether or not such research or studies conclude there is a link between radio frequency emissions and health, these concerns over radio frequency emissions may discourage the use of wireless handsets or service or expose us to potential litigation, which could have a material adverse effect on our results of operations. Several class action lawsuits have been filed against us, several other wireless service providers and several wireless phone manufacturers, asserting products liability, breach of warranty and other claims relating to radio frequency transmissions to and from wireless phones. The complaints seek damages for personal injuries and the costs of headsets for wireless phone users as well as injunctive relief.

Our operations are subject to government regulation that could have adverse effects on our business.

         The licensing, construction, operation, sale, resale and interconnection arrangements of wireless communications systems are regulated to varying degrees by the FCC, and, depending on the jurisdiction, by state and local regulatory agencies. These regulations may include, among other things, required service features and capabilities, such as number portability or emergency 911 service. We recently entered into a consent decree with the FCC relating to our implementation of emergency 911 service. If we are unable to comply with the terms of the decree, it could have an adverse effect on our business. In addition, the FCC, together with the U.S. Federal Aviation Administration, regulates tower marking and lighting. Any of these agencies having jurisdiction over our business could adopt regulations or take other actions that could require us to make unanticipated capital expenditures or otherwise adversely affect our business. Our ability to comply with these regulations may depend on third parties if the regulations require new features to be built into our infrastructure.

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

         As a result of the split-off, we ceased to be a member of the consolidated federal income tax return group of which AT&T is the common parent. Consequently, taxable income and losses, and our other tax attributes in post-split-off taxable periods can generally no longer offset taxable income or losses and other tax attributes of the AT&T consolidated tax return group. For two taxable years after the split-off, under U.S. federal income tax rules, to the extent provided by agreement, we would generally be able to carry back any such tax losses of members of the AT&T Wireless Group, subject to limitations, against taxable income, if any, of members of AT&T Wireless Group for pre-split-off periods. The Job Creation and Worker Assistance Act of 2002 increased the carry back period for net operating losses from two years to five years for tax periods ending in 2001 or 2002. Under our tax sharing agreement with AT&T, we generally may only carry back net operating losses (and not other tax attributes) from post-split-off taxable periods to pre-split-off taxable periods, and only if those losses are significant and with the consent of AT&T, which consent AT&T has agreed not to withhold unreasonably. To the extent we have tax losses in post-split-off taxable periods, we would generally no longer receive current tax sharing payments with respect to those losses (other than payments attributable to net operating loss carrybacks as described above). Instead, except where those losses can be carried back, we would benefit from those losses only if and when we generated sufficient taxable income in future years to utilize those tax losses on a stand-alone basis. In addition, there may be tax costs associated with the split-off that result from our ceasing to be a member of the AT&T consolidated tax return group, as well as from pre-split-off transactions. If incurred, these costs could be material to our results.

Various factors may interfere with our ability to engage in desirable strategic transactions and equity issuances.

         We may be prevented from engaging in some desirable strategic transactions. The Internal Revenue Code restricts the ability of a company which has undergone a tax-free split-off to make particular issuances of shares generally within a two-year period after the split-off. In addition, the separation and distribution agreement prohibits us, for a period of 30 months following the split-off, from entering into particular transactions that could render the split-off taxable. This may discourage, delay or prevent a merger, change of control, or other strategic or capital raising transactions involving our issuance of equity. Provisions of our amended and restated certificate of incorporation and by-laws, rights plan, applicable law and the DoCoMo agreements may also have the effect of discouraging, delaying or preventing change of control transactions that our shareholders find desirable.

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

The value to us of our right to use the AT&T brand could be adversely impacted by A&T Corp. or others.

         Our license from AT&T Corp. of the AT&T brand grants us limited exclusivity. Our ability to control who is licensed to use the AT&T brand is limited. We may not be able to prevent AT&T Corp. from licensing the brand for uses that we feel could adversely impact the value of the brand to us. The value of the brand could be adversely impacted by actions of AT&T Corp, or any licensee, or the public perception of companies using the brand.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information relating to market risk is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Quantitative and Qualitative Information About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

         We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Title

99.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
99.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

         None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T WIRELESS SERVICES, INC.

	By:	/s/ Joseph McCabe, Jr. Joseph McCabe, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 13, 2002

CERTIFICATIONS

         I, John D. Zeglis, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of AT&T Wireless Services, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ John D. Zeglis John D. Zeglis Chief Executive Officer

         I, Joseph McCabe, Jr., certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of AT&T Wireless Services, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ Joseph McCabe, Jr. Joseph McCabe, Jr. Chief Financial Officer