Form 10-K
period 2002-12-31
AT&T WIRELESS SERVICES INC
filed 2003-03-25
CIK 1138234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23137

AT&T WIRELESS SERVICES, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	91-1379052
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7277 – 164th Avenue NE, Building 1 Redmond, Washington (Address of Principal Executive Offices)	98052 (Zip Code)

(425) 580-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange
Preferred Share Purchase Rights

Securities registered Pursuant to Section 12(g) of the Act:     None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☒ No ☐

      The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 28, 2002 was approximately $13.1 billion. The number of shares of the registrant’s Common Stock outstanding at February 28, 2003 was 2,710,705,841.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on June 11, 2003.

PART I
Employees
Seasonality
Spectrum
Regulatory Environment
PART II
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS (In millions, except per share amounts)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions, except per share amounts and as otherwise noted)
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 3.5
EXHIBIT 10.7
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.16
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.34
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

PART I

      This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Business — Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition.” This section along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms “AT&T Wireless,” the “Company,” “we,” “us” and “our” refer to AT&T Wireless Services, Inc. and its subsidiaries. “AT&T Corp.” and “AT&T” refer to AT&T Corp., our former parent.

Item 1.     Business

Overview

      We are the second largest wireless communications service provider in the U.S. based on revenues for 2002. Our goal is to be the premier provider of high quality wireless voice and data communication services to businesses and consumers in major markets of North America. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless voice and data services. As of December 31, 2002, we had 20.9 million consolidated subscribers. For the year ended December 31, 2002 we had $15.6 billion of total consolidated revenues.

      We currently provide wireless voice and data services over two separate, overlapping networks. One network uses time division multiple access, or TDMA, as its signal transmission technology. TDMA is often referred to as a second generation, or “2G” technology. As of December 31, 2002 our TDMA network covered an aggregate population, which we refer to as “POPS,” of approximately 203 million, or 70% of the U.S. population. We also provide voice and enhanced data services over a separate network that uses the signal transmission technology known as global system for mobile communications, or GSM, and general packet radio service, or GPRS. GSM/GPRS is often referred to as two and one-half generation, or “2.5G” technology. As of December 31, 2002, this network covered approximately 63% of the U.S. population, or 181 million POPS. As of December 31, 2002, our two networks covered an aggregate of approximately 213 million POPS, or 74% of the U.S. population, and operated in 83 of the 100 largest U.S. metropolitan areas. We refer to this area as our coverage footprint. We also provide voice service on our analog network, as mandated by the FCC, and data service over a network utilizing packet switched data technology, or CDPD, which we are phasing out in connection with our launch of GSM/GPRS service.

      We supplement our own networks with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have network coverage. With these roaming agreements, as of December 31, 2002 we were able to offer our TDMA customers wireless services covering virtually the entire U.S. population and GSM/GPRS service covering approximately 67% of the U.S. population. We refer to this as our service area. We plan to continue to expand our coverage and service area and increase the capacity and quality of our GSM/GPRS network through new network construction, acquisitions, affiliations, joint ventures, and roaming arrangements with other wireless providers.

      Over the past two decades, our strategic focus has evolved from an emphasis on license acquisition, expanding our footprint coverage, and growing subscribers to, most recently, revenue, EBITDA (defined as our operating income excluding depreciation and amortization) and cash flow growth. Our disciplined approach to these operational and financial measures has put us in a position of strength within the industry. From this position, our strategic focus going forward will emphasize, in addition to revenue and EBITDA growth, generating free cash flow (defined as our cash flows from operating activities less capital expenditures).

      We believe the following are our competitive strengths:

•	We have deployed our new GSM/ GPRS network, which uses a global standard technology.

•	We are well-positioned to capitalize on growth opportunities.

•	We are a leading wireless data provider.

•	We are building on financial strength and a record of solid execution.

We have deployed our new GSM/ GPRS network, which uses a global standard technology

      We believe that our choice of the GSM/ GPRS global standard will deliver lower costs and higher performance. Our use of this standard allows our GSM/ GPRS customers to obtain voice service in 88 countries as of December 31, 2002 and positions us to provide roaming service in the U.S. to customers from those countries. Our network deployment advanced considerably in 2002 with the expansion of our GSM/ GPRS network to cover over 181 million POPS and the initiation of the GSM/ GPRS build-out in the markets we added to our coverage footprint through our acquisition of TeleCorp PCS in February 2002. As we expand our GMS/ GPRS network, we employ tough standards and objective measures to monitor our network quality and our efforts are positively reinforced through third party tests. We also believe our GSM/ GPRS network will produce cost savings due to lower cost of GSM/ GPRS handsets and network equipment.

We are well-positioned to capitalize on growth opportunities

      We believe significant growth opportunities remain in the wireless industry. The U.S. wireless penetration rate continues to climb. With a penetration rate only slightly greater than 50%, a significant source of potential customers is represented in the un-penetrated portion of the U.S. population. We believe our GSM/ GPRS network and brand recognition provide us with a competitive advantage in marketing new products to these segments. Another opportunity for growth lies in the substitution of wireless for wireline minutes. The wireless share of outbound minutes grew from approximately 11% in 2001 to an estimated 15% in 2002. We believe our lack of affiliation with wireline providers gives us greater flexibility to pursue the wireline to wireless migration.

We are a leading wireless data provider

      We believe that we are the industry’s leader in offering wireless data to consumers. As of December 31, 2002, we had 3 million active, paying users of short messaging service (SMS) and 16 million SMS-enabled phones among our customer base. During 2002, we introduced our consumer data offer, called mMode. All of our GSM/ GPRS customers can access mMode data content. We also offer consumers the ability to purchase different packages of data depending upon the amount of data they expect to use. Over one third of our GSM/ GPRS customers in 2002 elected to subscribe for these data packages. For the enterprise customer, we are poised with the capabilities to create multimedia services and business solutions. We have reliable data transport in place, the ability to offer service beyond the U.S. due to our international GSM/ GPRS roaming agreements, and an impressive array of enterprise partners.

We are building on financial strength and a record of solid execution

      We have developed and maintained a solid balance sheet and had cash and committed liquidity of approximately $6.1 billion at December 31, 2002, including our credit facilities and accounts receivable securitization program. Our operating metrics support our investment grade rating. Our strong financial position has resulted from conscious planning and purposeful decision-making. A major contributor to delivering solid financial results has been our disciplined financial philosophy and principles. We accomplish this through conservative financial execution, and securing and maintaining ample liquidity. Our investment decisions are based on business case analyses, assessing each opportunity based on its net present value.

Corporate Information

      We were incorporated in 1987 as a Delaware corporation. From 1994 until our split-off in July 2001 we were a wholly owned subsidiary of AT&T Corp. Our principal executive offices are located at 7277 164th Avenue NE, Building 1, Redmond, Washington 98052. The telephone number is (425) 580-6000. We make our periodic and current reports available, free of charge, on our website (http://www.attwireless.com) under “Investor Relations — Financials and SEC Filings” as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Business and Strategy

      Our goal is to be the premier provider of high quality wireless voice and data communication services to businesses and consumers in major markets of North America. We believe the following are key elements necessary to enable us to execute on our goal:

•	expand our GSM/ GPRS network and deploy next-generation technology to provide enhanced data services;

•	continue the expansion of our domestic mobile wireless networks to add capacity, enhance quality and increase our service area;

•	continue to lower our operating costs and improve capital efficiency by optimizing use of our dual networks, and increasing the use of more efficient channels of distribution;

•	target distinct consumer and business customer segments with wireless offers that match their needs for voice and data services in order to increase our subscriber base and revenue; and

•	take advantage of our wireless spectrum portfolio, digital networks, customer base and AT&T brand recognition with new growth initiatives including data services, and capitalize on wireline-to-wireless migration opportunities.

Expand our GSM/ GPRS network and deploy next-generation technology to provide enhanced data services

      In July 2001, we became the first wireless carrier in the U.S. to offer advanced wireless data services, when we launched our GSM/ GPRS network in Seattle, Washington. In 2001, we deployed our GSM/ GPRS network as an overlay on our TDMA network in markets representing approximately 73 million POPS, or 26% of the U.S. population. We continued our overlay deployment in 2002. As of December 31, 2002, we had expanded our GSM/ GPRS network to cover approximately 181 million POPS, or 63% of the U.S. population. We expect to expand our GSM/ GPRS network to cover 74% of the U.S. population in 2003. As of December 31, 2002, we offered GSM/ GPRS services in 67 of the top 100 markets.

      GPRS provides faster data speeds than our previous data network technology. In 2002 we continued the installation of equipment necessary to provide multi-media services using the signal transmission technology known as enhanced data rates for global evolution, or EDGE. As of December 31, 2002 EDGE equipment was installed in 75% of our cell sites. We intend to be positioned to launch EDGE service throughout our GSM/ GPRS network by the end of 2003. The higher data speeds and increased capacity should enable us to provide more attractive products to our customers, and reduce the need to further increase network capacity.

      In 2002, we began selling phones combining our TDMA voice capability and GSM/ GPRS voice and data technologies, known as GAIT phones. These phones provide customers the benefit of access to our broader combined TDMA/ GSM/ GPRS coverage footprint as well as the new high speed data services. Customers with GAIT phones are also able to obtain service over TDMA networks of our roaming partners where we do not have network coverage or GSM/ GPRS roaming agreements. We are also selling GSM/ GPRS devices in a variety of forms (e.g., phones, handheld devices called personal digital assistants, or PDAs, and laptops), to address a broad range of customer needs. Telefonaktiebolaget LM Ericsson, Nokia Networks, Inc. and Nortel Networks, Inc. are providing our GSM/ GPRS network equipment. Motorola, Inc., Nokia Mobile Phones, Inc., Sony Ericsson Mobile Communications, Siemens Aktiengesellschaft and Novatel Wireless, Inc. are providing our GSM/ GPRS customer devices.

      The eventual deployment of wide-band third-generation technology in our network is expected to enable the transmission of increasingly advanced multimedia services (e.g., streaming audio and video) to customer devices. We believe third-generation networks that achieve global economies of scale and allow for global roaming will have a significant advantage.

      In December 2002 we revised our agreement with NTT DoCoMo, Inc. to alter the timing of our planned UMTS deployment. We now plan to launch UMTS in certain areas of four cities, covering approximately 8 million POPS prior to the end of 2004. UMTS has generally been accepted as the successor technology to the second-generation digital technology, GSM. UMTS is also known as W-CDMA, or wideband code division multipleband access.

Continue the expansion of our domestic mobile wireless networks to add capacity, enhance quality and increase our service area

      We believe it is competitively critical to expand our coverage footprint and improve the capacity of our networks in major markets throughout the nation. We have taken a number of steps to increase our network coverage, to increase the capacity and quality of our TDMA and GSM/ GPRS networks, and to acquire or affiliate with other wireless providers to increase our service area. Our objective is to have our own network coverage over approximately 75% of the U.S. population, and in high-traffic, but low-density areas, such as freeway corridors. We intend to provide service to the remainder of the country through roaming agreements, affiliations, and joint ventures.

      As part of our rollout of GSM/ GPRS technology in 2002, we launched our GSM/ GPRS networks in markets representing approximately 9 million POPS that previously were not within our coverage footprint. By expanding our coverage area, we increased the service area for our GSM/ GPRS service, reduced our roaming expenses and increased our opportunity to generate roaming revenue.

      In 2002, in addition to our GSM/ GPRS rollout, we completed a major enhancement to our New York area TDMA network. As a result we substantially increased calling capacity and improved service quality. This enhancement included installation of new switches, replacement of base stations in a number of cell sites and the commission of a new transport network.

      In each market in which we are not currently operating, we evaluate the costs and benefits of building out our licenses versus acquiring or affiliating with other wireless providers before we decide on the appropriate method of providing service in that market. The timing of these decisions depends upon a variety of factors, including the size of the prospective market, the location of the market relative to our other markets, the demographics of the population in that market, and the economics of our existing roaming agreements.

      Acquisitions and Joint Ventures. An element of our strategy is to expand our network through acquisitions of operating systems and wireless providers. In evaluating potential acquisitions, we consider a number of factors, including the following: strategic footprint, price, the extent to which we believe we can improve a target’s operating metrics, and the expected impact on our balance sheet.

      On February 15, 2002 we completed the acquisition of TeleCorp PCS, Inc., previously our largest affiliate, by acquiring the 77 percent of TeleCorp PCS we did not already own. This transaction increased our consolidated subscriber base by approximately 850,000 subscribers. The mobility footprint of TeleCorp PCS included 24.8 million consolidated covered POPS and 16 of the top 100 U.S. markets.

      In March 2003 we formed a joint venture with Cingular Wireless to provide GSM/ GPRS network coverage along approximately 4,000 miles of interstate highways in the Midwest, West and Northeast. We and Cingular contributed licenses and cash to the venture and are also selling assets to the venture. The joint venture began limited operations in March 2003. We and Cingular buy network services from the venture and provide service to our customers under our own brand names.

      In December 2002, we entered into an agreement with Dobson to exchange operations in two markets. Dobson agreed to exchange two of its wireless properties in California covering 643 thousand POPS for two of our properties in Alaska, and shares of Dobson Series AA preferred stock.

      On March 10, 2003, we entered into an agreement with US Cellular Corporation to transfer cash and wireless licenses in the Midwest and Northeast in exchange for wireless properties in northern Florida and southern Georgia, including a TDMA network serving 141,000 customers and covering approximately 1.5 million POPS.

      Establish affiliates. We also consider establishing affiliate relationships with other wireless providers to accelerate the expansion of our digital mobile wireless network. We have entered into a number of joint ventures and affiliations to expand our service area. Significant domestic non-consolidated affiliates with current operations include the following:

			Megahertz	POPS	Ownership
Affiliate	Description	Markets Covered	Market	(in millions)*	Percentage**

ACC Acquisition, LLC (American Cellular Corporation)	TDMA	Rural service areas in Minnesota, New York, Wisconsin, Kentucky, Ohio, Michigan, Pennsylvania, and West Virginia; metropolitan service areas of Duluth, Minnesota; Orange County and Poughkeepsie, New York; Eau Claire and Wausau, Wisconsin; and Alton, Illinois	850	4.9	50.0%

Cincinnati Bell Wireless, LLC	TDMA	Cincinnati and Dayton, Ohio	1900	3.4	19.9%

Triton PCS Holdings, Inc.	TDMA	Markets in North Carolina, South Carolina, Georgia, Virginia, Tennessee and Kentucky, including Fayetteville, Hickory, Wilmington, Myrtle Beach, Charleston, Columbia, Hilton Head, Florence, Augusta, Savannah, Athens, Norfolk, Richmond and Roanoke	1900	13.8	15.5%

*	Amount of U.S. population covered by licenses held by entity as of December 31, 2002.

**	As of December 31, 2002. Ownership percentage for Triton reflects our ownership of common stock, assuming conversion of all currently convertible preferred shares to common stock.

      American Cellular Corporation (ACC) reported in its quarterly report on Form 10-Q filed November 14, 2002 that its lenders could accelerate the repayment of outstanding debt. This could adversely affect ACC’s ability to continue to provide wireless services. This could result in a reduction of our service area where we do not have other roaming arrangements, and a degradation in service quality in markets where ACC is our preferred roaming provider.

Continue to lower our operating costs and improve capital efficiency by optimizing use of our dual networks, and increasing the use of more efficient channels of distribution

      We believe that our success also will depend in large part on our ability to continue to lower our operating costs, to have the flexibility to offer various pricing plans and to be cost competitive. We already have taken a number of steps to lower our operating costs associated with providing network service, and are taking a number of initiatives to lower our marketing and sales costs.

      Lower unit network costs and capital requirements. As described above, we are expanding our footprint across the U.S. We pay other wireless providers negotiated roaming rates when our customers make or receive wireless calls outside our coverage area and in other approved wireless providers’ coverage areas. As we build out our network to achieve these roaming savings, we purchase equipment from multiple vendors and aggressively negotiate with each vendor for volume discounts to reduce cost.

      We have focused on significantly reducing roaming charges. We have been able to negotiate reduced roaming rates for TDMA and GSM/ GPRS traffic. The joint venture agreement we entered into with Cingular Wireless, LLC is an example of our efforts to reduce roaming costs and capital expenditures for our GSM/GPRS network. In addition, our proprietary intelligent roaming database, or IRDB, directs TDMA wireless subscribers to preferred service providers whenever they travel outside their wireless home-coverage area. The database maintains a list of wireless carriers that we have roaming agreements with and their frequency bands, ranked by priority. This is designed to provide service at most favorable roaming rates available. The updated database is periodically downloaded over the air into each digital multi-network phone. When the database is triggered during a call, the wireless phone scans all bands to determine which service providers are available. The phone registers, or “locks on,” immediately if it finds that our service is sufficiently strong, which is the top priority. If we do not offer service in the area over our network, the database instructs the phone to search for an affiliate service provider. When an affiliate is not available, the phone scans for a “favored” service provider, one that is preferred over a carrier not categorized in the IRDB. The phone then scans for other roaming partners, on a frequency-by-frequency basis.

      In January 2003, we entered into an agreement with Sprint PCS, Inc., which is intended to reduce costs and improve network efficiency by facilitating cooperation in the construction of new wireless towers. In addition to coordinating tower construction activities, the agreement calls for us and Sprint to cooperatively make the best use of our current tower inventories, including co-location when it is appropriate. The agreement will enable us to reduce the number of towers we build and operate and the capital expenditures and operating expenses associated with this activity.

      We also entered into an agreement with Bechtel Corporation in January 2003 that establishes pricing schedules for all phases of cell-site development, allowing us to better manage costs and reduce build cycle times associated with network expansion.

      Lower marketing and sales expense. We continue to focus our efforts on lowering our customer acquisition costs and our customer care expenses. In 2003 our efforts to reduce our cost per gross subscriber addition, or CPGA, include optimizing channel distribution through emphasis on our retail stores and direct marketing, capitalizing on GSM/ GPRS device cost reduction opportunities and introducing new offers with reduced acquisition support requirements. We have increased the number of our company-owned stores, which are one of our lowest cost distribution channels. As of December 31, 2002, we had 896 company-owned stores throughout the U.S. We are using the Internet as a vehicle for customer acquisition, as well as for customer care. In addition to allowing customers to sign up for wireless services over the Internet, resulting in a low cost acquisition, most subscribers can access their account online and obtain answers to routine inquiries that would otherwise require a customer care representative.

Target distinct consumer and business customer segments with wireless offers that match their needs for voice and data services in order to increase our subscriber base and revenue

      We believe that one key to success in the wireless industry is the ability to target customer segments and provide offers that match the needs of those segments. Certain segments respond to pricing plans tailored to their usage patterns while other segments are more attuned to customized service features. In February 2003 we introduced new, simplified pricing plans. We have structured our marketing and sales plans to focus on the features we offer, rather than the technology.

      When creating marketing programs and pricing plans for various customer segments we consider many different attributes of wireless service. First, we consider the coverage area where the customer will be able to use any minutes included in their calling plan without incurring roaming charges. We have plans that range from the inclusion of a small local geography to the entire nation. We also consider how customers wish to pay for their service. Currently, we offer two main payment methods: prepaid and postpaid. In addition, we consider whether domestic long distance charges should be included in the plan and whether we should provide value added features or make features available for additional cost. We consider the type of equipment a customer may want to purchase and work on having a wide range of equipment available, from phones, to PDAs and modems. We also consider if there is a group of users that may want to share minutes or receive discounted calling within a defined group. In addition to these elements, we develop features to allow customers to get the most out of their service. We continue to focus on mobile multimedia services the customer may want so they can use the wireless internet to access relevant information like stock quotes, directions, weather and the news. We provide customers options that allow them to send and receive e-mail and text messages from their wireless devices. Personalization is important to some customers so we allow customers to add customized ring tones or graphics to compatible wireless phones. We offer a program for our middle and large-sized businesses to simplify the wireless purchasing and management process. With all of these variables we can create promotions and offers for distinct customer segments.

Take advantage of our wireless spectrum portfolio, digital networks, customer base and AT&T brand recognition with new growth initiatives, including data services and capitalize on wireline-to-wireless migration opportunities

      We have been an industry leader in developing new growth initiatives that take advantage of our existing wireless spectrum, digital networks, customer base and brand. We have targeted wireless data services and wireline-to-wireless migration as growth areas for expansion.

      Data services. The development of compelling data applications will be critical to the growth in usage of wireless data network services. We are developing such applications as well as supporting applications developed by third parties. For consumers, we have created a wireless data service, mModeSM, which permits customers to have access to content provided by various content partners such as news, weather and sports agencies, travel information services, entertainment sources and Internet portal providers. We also offer a broad portfolio of messaging services including wireless email, text messaging, and instant messaging. For our corporate customers, we are working with application providers and device manufacturers to bring to market wireless data transport and application services to fit both vertical segments, such as fleet management, field service automation, sales force automation, as well as horizontal solutions that have utility across industries, such as access to corporate e-mail.

      A major area of focus for the company was driving adoption of our SMS Platform. With compatible phones, customers can send and receive text messages to each other and can receive short e-mail messages from a personal computer. At year end, we had 16 million subscribers with SMS enabled phones. The 3 million subscribers who used our SMS services generated an average of $3 of revenue in December 2002. We were the first U.S. wireless carrier to provide our customers with the ability to send text messages in this fashion to the phones of subscribers of other wireless carriers. We have introduced a service which affords our customers, with compatible phones, the ability to order and download ring tones and graphics to their phones. We have also introduced interactive services, such as polling and voting in connection with major television programming. Using this service, our customers are able to begin using their wireless phones for more than making phone calls.

      In April 2002 we launched mMode, our package of enhanced data services available on our GSM/ GPRS network. The mMode experience is organized into three broad functions — “connect,” “manage,” and “entertain” — that makes it easy for people to find and do what they want. “Connect” includes such communications-intensive activities as instant messaging and email. “Manage” delivers capabilities that help people run their lives more efficiently — for example, updating a calendar, looking up a phone number, or finding an ATM, among many other possibilities. “Entertain” emphasizes recreational and leisure activities- for example, playing games, looking up sports scores or movie listings, or finding a restaurant. Our mMode subscribers are able to access 260 sites and applications from top brands, a library of more than 150 games, and 2,000 ring tones and graphics. Based on the amount of data they expect to use, consumers can choose from four different mMode packages: Mini, Mega, Max, or Ultra. Each is available for a monthly fee plus usage charges. All of our GSM/ GPRS phones are mMode enabled. Even if subscribers do not select an mMode package, they can access many of mMode’s services at per-kilobyte rates. In addition, we introduced advanced applications such as location based services and picture messaging.

      Wireline-to-Wireless Migration. We believe there continues to be a significant growth opportunity in the increasing wireline to wireless migration. Wireless voice minutes as a percentage of all voice minutes increased from approximately 11% in 2001 to approximately 15% in 2002. However, well over 80% of all voice calls, representing more than 2 trillion minutes, are still carried over wireline services. Approximately 50% of these are residential calls. As we lower our costs, we believe we will be able to compete even more effectively for these minutes. As we expand the scope and coverage of our data services, we expect to migrate data traffic from wireline service to our wireless offerings. Many of our data offerings target Fortune 500 companies, which present a significant opportunity. We feel we are well positioned to pursue these opportunities, as our independence from wireline carriers will provide a significant competitive advantage.

Marketing

      We develop customer awareness through our marketing and promotional efforts and have been a leader in differentiating our products through our use of targeted pricing plans and the introduction of new products and services.

      Targeted marketing. We target groups of customers who share common characteristics or have common needs. Common characteristics may be usage (frequent travelers), social group (families), age (youth market) or any other distinctive measures. We then attempt to create a compelling offer by combining rate plans, product promotions and features that meet the particular needs of that targeted group and that we believe we can provide at a competitive advantage. We have expanded our targeted marketing efforts to include new groups of customers. This may exert downward pressure on our average revenue per user. We have also identified our high and low value customers, and have adjusted our customer retention efforts accordingly. As a result we may experience upward pressure on our churn rate.

      AT&T brand name. We prominently feature the AT&T brand name and logo on our products and services. We have benefited from AT&T’s brand awareness. We believe that the use of the AT&T brand name, one of the most well known in the U.S., will continue to be a distinct marketing advantage.

      In January 2002, we launched our new brand advertising and marketing program using the theme “mLife.” We continue to use the mLife theme in our advertising. Overall, the campaign emphasizes the ability of wireless communications to keep people connected while letting them be free of the limitations inherent in wired communication.

Customer care and support

      We place a high priority on providing our customers with excellent customer care and support. Most of our subscribers can access their account, add or delete certain features, pay their invoice and obtain answers to routine inquiries through our website. In addition, customers can reach our customer care representatives for answers regarding their service, activation, changing service plans and other service options. Customer care representatives are accessible from any point within the network on an AT&T Wireless handset at no charge or through any other telephone by calling a toll-free number. In addition, certain large enterprise customers may utilize a customized extranet for ease of customer service.

      As part of our customer care program, we seek to identify customers who are at risk of changing service providers. In these cases, we have programs that assist customers in upgrading their equipment, in changing their rate plan so they are on a plan that is appropriate for their calling needs and in understanding how to get the full benefits from their service. We communicate these programs through individualized and general communications, and utilize these programs to minimize the risk of valuable customers switching to another service provider.

Sales and distribution

      We market our wireless services under the AT&T Wireless brand name. We market wireless services to business and residential customers through a direct sales force, through sales points of presence in 896 company-owned stores as of December 31, 2002, and kiosks and other customer points of presence, including the Internet and inbound call centers, and through local and national non-affiliated retailers and dealers across the U.S.

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

Rates and billing

      Our charges may include fees for service activation, monthly access, per-minute airtime, data usage, customer-calling features, regulatory compliance costs, taxes and surcharges. We manage our exposure to bad debt by reviewing prospective customers for creditworthiness, by imposing deposit requirements for certain customers, and by deactivating accounts that reach a specific date past due.

International

      We own equity interests in wireless operations in Canada, the Caribbean, India, Europe, and Taiwan. We also hold an interest in a wireline operation in Indonesia. We have been refocusing our international objectives on enlarging our North American footprint, as well as enhancing our ability to service the needs of global travelers and multinational enterprises. In 2002, we continued our efforts to monetize our non-strategic international minority investments. We may, from time to time, acquire interests in additional entities or dispose of or consolidate our existing international holdings.

			POPS Covered		Percentage
Country	Entity	Description	(in millions)(1)		Ownership(2)

Consolidated Operations:(3)
Antigua and Barbuda	Antigua Wireless Ventures Ltd.	TDMA 850 and 1900 networks	.07		85%
Bermuda(4)	Telecommunications (Bermuda & West Indies) Limited	GSM 1900 network	.06		60%
Dominica	Wireless Ventures (Dominica) Ltd.	GSM 900 and 1900 networks	NA	(5)	100	%(6)
St. Lucia	Wireless Ventures (St. Lucia) Ltd.	GSM 900 and 1900 networks	NA	(5)	69%
St. Vincent and the Grenadines	Wireless Ventures (St. Vincent) Ltd.	GSM 900 and 1900 networks	NA	(5)	100	%(6)

			POPS Covered	Percentage
Country	Entity	Description	(in millions)(1)	Ownership(2)

International Equity Interests:
Canada	Rogers Wireless Communications Inc.	Nationwide TDMA network and GSM/ GPRS overlay	29	34.3%
Czech Republic	EuroTel Praha, spol. s.r.o.	Nationwide NMT 450 and GSM 900 networks	10	24.5%
India	IDEA Cellular Ltd.	GSM networks in Goa, Gujarat, Maharashtra, Andhra Pradesh, Madhya Pradesh, and the Delhi metropolitan area	95	32.8	%(7)
India	BPL Cellular Ltd.	GSM networks in Tamil Nadu, Kerala, and Maharashtra	52	49	%(7)
Indonesia	PT AriaWest International	Wireline network and unbuilt PCS license in West Java	NA	35%
Slovakia	EuroTel Bratislava a.s.	Nationwide NMT 450 and GSM 900 networks	5	24.5%
Taiwan	Far EasTone Telecommunications, Ltd.	Nationwide GSM 900 and 1800 networks	22	22.7%

(1)	Amount of population covered by the entity’s network in its country, as of December 31, 2002.

(2)	As of December 31, 2002.

(3)	Our revenue from foreign countries during the year ended December 31, 2002 was approximately $2.1 million. Long-lived assets located in foreign countries have not been material in any of the last three years.

(4)	Bermuda represents a British dependency.

(5)	These entities hold licenses covering the following numbers of POPS: 60,000 in Dominica, 150,000 in St. Lucia and 110,000 in St. Vincent. These entities are currently building nationwide networks to cover these POPS.

(6)	We are currently in the process of creating separate joint ventures for St. Vincent and Dominica that will reduce our equity interest to 60% in each entity.

(7)	In 2001, the Indian wireless operator in which we originally held a 49% stake, Birla AT&T Communications Ltd., merged with the wireless operations of Tata Cellular, Ltd., yielding us a 33% equity interest in the merged entity, Birla Tata AT&T Ltd., now known as IDEA Cellular Ltd. In addition, through June 2002 we were a party to a preliminary agreement to consolidate IDEA Cellular Ltd. with BPL Mobile Communications Ltd. and some portions of BPL Cellular Ltd. BPL Mobile Communications Ltd. owns and operates a cellular business in the city of Mumbai, India. It is currently owned by BPL Communications Ltd. (74%) and France Telecom (26%). BPL Cellular Ltd., a company owned by BPL Communications Ltd. (51%) and AT&T Wireless (49%), owns and operates cellular businesses in the Indian states of Maharashtra, Kerala and Tamil Nadu. In connection with the planned consolidation, BPL Cellular Ltd. was to separate its Maharashtra cellular business and only combine its Kerala and Tamil Nadu cellular businesses with those of IDEA Cellular Ltd. and BPL Mobile Communications Ltd. Since the expiration of the agreement, BPL Communications Ltd. has sought to enforce it, including taking action to instigate an arbitration claim in India against the shareholders of IDEA Cellular. To date, no statement of claim has been filed in the matter.

Our Relationship with Alaska Native Wireless, LLC

      In 2001, we acquired a combination of a non-controlling equity interest in and debt securities issued by Alaska Native Wireless, LLC, in connection with our commitment to fund Alaska Native Wireless’ successful bids in the C and F Block reauction, which ended January 26, 2001. The trustee in NextWave Telecom, Inc.’s Chapter 11 bankruptcy proceeding and the unsecured creditors of NextWave commenced litigation that challenged the right of the FCC to re-auction the 1900 megahertz licenses that NextWave acquired in prior FCC auctions, but which were later reclaimed by the FCC. On June 22, 2001, a federal appeals court ruled that the FCC had acted improperly in repossessing from NextWave the spectrum sold in the reauction. The FCC subsequently reissued the licenses in NextWave’s name. On March 4, 2002, the U.S. Supreme Court agreed to review the case. In November 2002 we restructured our relationship with Alaska Native Wireless to significantly reduce our financial obligations to the other owners of ANW. In November 2002, the FCC allowed parties that won certain licenses in Auction 35 to opt-out of their auction obligations, obtain refunds of all down payments made for pending licenses and have their license applications dismissed without penalty. ANW subsequently opted-out of Auction 35. In January 2003 the U.S. Supreme Court ruled in favor of NextWave.

Mobile wireless technology

      Mobile wireless technology is most often spoken of in terms of technology “generations,” or “G’s”. The first generation wireless technology, or 1G, was analog. Second-generation, or 2G, networks are, by contrast, digital, and use one of three principal signal transmission technologies, or standards: TDMA (time division multiple access); CDMA (code division multiple access); or GSM (global system for mobile communications). As a packet data enhancement to GSM, GPRS (general packet radio service) is referred to as a 2.5G technology. Third generation technologies offer enhanced data rates beyond GPRS and include EDGE, or enhanced data rates for global evolution, CDMA 2000, and UMTS, or universal mobile telecommunications systems.

      Digital systems, which convert voice and data into a compressed digital stream, offer clear benefits over analog technology. The most important benefit is added network capacity which digital technology enables by permitting a single radio channel to carry multiple transmissions simultaneously. In addition to other benefits, such as improved voice quality, extended battery life, and added call security, digital service enables enhanced features and services such as short messaging services (SMS), email, and wireless connections to corporate data networks and the Internet.

      Although none of the 2G standard technologies are compatible with each other, TDMA and GSM are similar in that both enhance capacity by dividing a single radio channel into multiple time slots to support multiple calls. TDMA supports up to three calls per frequency and GSM up to eight.

      Although we maintain limited analog service as mandated by the FCC, and provide limited data service over a CDPD network, we serve the vast majority of our customers over our digital TDMA and GSM/ GPRS networks.

      TDMA network. We chose time division multiple access, or TDMA, technology for our second-generation voice digital network. TDMA takes advantage of tri-mode handsets that allow for roaming across analog and digital systems and across 850 megahertz and 1900 megahertz spectrums. TDMA network equipment is available from leading telecommunication vendors such as Lucent, Ericsson and Nortel Networks Inc.

      GSM/ GPRS network. Starting in the second half of 2001, we began to deploy a GSM/ GPRS network with enhanced global wireless voice and data capabilities. As of December 31, 2002, we had deployed our GSM/ GPRS network in markets representing approximately 63% of the U.S. population. This network was deployed principally as an overlay on our TDMA network as a cost effective means for us to offer customers a wide range of voice and data service offerings. GSM provides significant advantages over TDMA. It is the leading worldwide standard enabling international roaming and offering economies of scale on both network equipment and subscriber devices, enabling reduced operating cost and a broader array of network equipment and customer devices. GPRS enables wireless packet data applications, including email and access to corporate data networks and the Internet.

      EDGE and UMTS. Third generation technologies such as EDGE and UMTS have been developed in anticipation of consumer demand for higher speed data service. EDGE technology is a faster version of GPRS, tripling data speed and doubling data capacity. UMTS is a spread spectrum technology that will increase data speeds even further by transmitting both voice and data over a wider band of radio frequency. By the end of 2002, we had deployed EDGE equipment in 75% of our cell sites. We intend to be positioned to commence EDGE service throughout our network by the end of 2003. UMTS equipment for the U.S. market is currently under development, testing, and trial and we intend to launch UMTS service in four markets by the end of 2004.

Competition

      Competition for subscribers among wireless service providers is based principally upon service area, the services and features offered, call quality, customer service, and price. Our ability to compete successfully will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. Increased competitive pressures, the introduction and popularity of new products and services, including prepaid phone products, as well as a general softening of the economy, could adversely affect our results, increase our churn and decrease our average revenue per user. Our primary national competitors are Cingular, Deutsche Telekom/ T-Mobile Wireless, Nextel Communications, Sprint PCS and Verizon Wireless.

      In addition, the wireless communications industry has experienced significant consolidation and this consolidation may continue. The mergers or joint ventures of Bell Atlantic Corporation/ GTE Corporation/ Vodafone AirTouch, now called Verizon, SBC/ BellSouth, now called Cingular, and Deutsche Telekom/ VoiceStream Wireless, now called T-Mobile, have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources to respond to our offerings. As a result of these combinations, these competitors have enhanced their ability to offer larger service areas, quickly and economically introduce new rate plans, obtain more favorable roaming rates, and respond to consumer needs.

Patents and Trademarks

      We own numerous patents in the U.S. and foreign countries. The foreign patents are generally counterparts to the U.S. patents. Many of these patents are licensed to others, and we license certain patents from others. Upon our split-off from AT&T, we and AT&T granted to each other royalty-free cross-licenses to the patents owned as of the time of the split-off as well as certain patents issuing from patent applications pending at the time of the split-off. Our U.S. patents and licensed patents have remaining lives generally ranging from one to 19 years

      AT&T has numerous trademarks registered throughout the world. AT&T considers many of its trademarks to be valuable assets, particularly the AT&T brand name and globe logo. We currently have access to these trademarks, including the AT&T brand name and globe logo, in the U.S. and other countries. Since the split-off, we have been licensed by AT&T to use a number of AT&T’s trademarks that we have been using to date, including the AT&T brand name and globe logo. The initial term of the license is five years from the split-off, with the right to renew the license for an additional five years, subject to certain conditions. The license is royalty free, but includes a brand maintenance fee computed as a percentage of our gross revenue on services using the licensed trademarks. That percentage during the initial term declines over one- or two-year increments; and, during the renewal term, the percentage remains at the percentage set for the final year of the initial term. This license will be exclusive and worldwide for wide-area mobile wireless services, with the exception of certain countries in which AT&T has already licensed the brand for these services.

      In addition to the trademarks we license from AT&T, we own trademarks we have developed since our split-off from AT&T Corp. The trademarks we own include “mlife” and “mMode.”

      In total, these patents, patent applications, trademarks and licenses are material to our business.

Employees

      As of February 28, 2003, we employed approximately 31,000 individuals in our operations, virtually all of whom are located in the U.S.

Seasonality

      The wireless industry, including us, has experienced a trend of generating a significantly higher number of customer additions and handset sales in the fourth quarter of each year as compared to the other three fiscal quarters. A number of factors contribute to this trend, including the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season, the timing of new product and service announcements and introductions, competitive pricing pressures, and aggressive marketing and promotions. We also typically have higher revenue from roaming in the third quarter of the year due to increased roaming minutes during the summer travel season.

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

      The 850 megahertz wireless markets originally used analog based systems, but we have now introduced digital technology in 99% of our 850 megahertz markets. The 1900 megahertz markets all are digital.

      We held 850 megahertz and 1900 megahertz licenses to provide wireless services covering approximately 95% of the U.S. population as of December 31, 2002. As shown in the table below, as of December 31, 2002, approximately 73% of the U.S. population was covered by at least 30 megahertz of wireless spectrum owned by us:

	Licensed
	POPS	% of Total	Number of Top 50
Spectrum	(in millions)*	U.S. POPS**	U.S. Licensed Markets

10-15 megahertz	32	11%	3
20-25 megahertz	43	15%	9
30 megahertz or greater	199	69%	36

Total	274	95%	48

*	Amount of U.S. population covered by licenses held by us.

**	Amount that “Licensed POPS” represents as a percentage of total U.S. population, based on total U.S. population of 288 million as of December 31, 2002.

Regulatory Environment

      The FCC regulates the licensing, construction, operation, acquisition, sale and resale of wireless systems in the U.S. pursuant to the Communications Act of 1934 and the associated rules, regulations and policies promulgated by the FCC. FCC terminology distinguishes between “cellular” licenses, which utilize frequencies in the 850 megahertz band, and “broadband PCS” licenses, which utilize frequencies in the 1900 megahertz band. Cellular and PCS services are both classified by law as commercial mobile radio service (“CMRS”), but their associated systems may have differing technical characteristics. For instance, while

PCS systems operate exclusively and cellular systems predominantly in digital mode, current FCC rules require cellular systems to maintain some analog capacity until 2007.

Licensing of wireless services systems

      We own protected geographic service area licenses granted by the FCC to provide cellular and broadband PCS services. We also own licenses granted by the FCC to provide point-to-multi-point and point-to-point communications services in various bands.

      A cellular system operates on one of two 25 megahertz frequency blocks that the FCC allocates for cellular radio service. Cellular systems generally are used for two-way mobile voice applications, although they may be used for data applications and fixed wireless services as well. Cellular licenses are issued for either metropolitan service areas (of which there are 306) or rural service areas (of which there are 427). Initially, one of the two cellular licenses available in each metropolitan service area or rural service area was reserved for and awarded to a local exchange telephone company (“wireline company”), while the other license was reserved for and awarded to an entity that was not a local exchange telephone company (“non-wireline company”). In both situations, initial cellular licenses were awarded either through the comparative hearing process or by the conduct of lotteries. Licenses were issued beginning in 1983, and over the years, as a result of changes in the FCC’s rules and numerous license transfers and corporate reorganizations, there is no longer a distinction between “wireline” and “non-wireline” cellular licenses.

      A broadband PCS system operates on one of six frequency blocks allocated for personal communications services. Broadband PCS systems are used for two-way voice applications as well as data and other types of communications. For the purpose of awarding broadband PCS licenses, the FCC has segmented the U.S. into 51 large regions called major trading areas (“MTAs”), which are comprised of 493 smaller regions called basic trading areas (“BTAs”). The FCC initially awarded two broadband PCS licenses for each MTA and four licenses for each BTA. The two MTA licenses (the “A” and “B-block” licenses) authorize the use of 30 megahertz of spectrum. One of the BTA licenses (the “C-block” license) was initially for 30 megahertz of spectrum, and the other three (the “D,” “E,” and “F-block” licenses) are for 10 megahertz each. In March 1998, the C-block licensees were permitted to disaggregate their licenses and return 15 megahertz of spectrum to the FCC. Subject to some conditions, the FCC now permits all licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party. As a result, some BTAs now have seven or more broadband PCS licensees.

      The FCC awarded initial broadband PCS licenses by auction. Auctions began with the 30 megahertz MTA licenses and concluded in 1998 with the last of the original BTA licenses. In April 1999, the FCC reauctioned the 15 megahertz C block licenses that had been returned by the original licensees. In addition, certain of the original C-Block licenses are currently in bankruptcy proceedings. The FCC cancelled some of these licenses, reconfigured them into three 10 megahertz licenses, and reauctioned them in January 2001 in an auction referred to as “Auction 35.” The FCC’s cancellation of the licenses was subsequently overturned by the U.S. Court of Appeals for the District of Columbia Circuit, in response to a challenge by one of the bankrupt licensees. The U.S. Supreme Court upheld the appeals court decision in January 2003. In November 2002, the FCC allowed parties that won certain licenses in Auction 35 to opt-out of their auction obligations, obtain refunds of all down payments made for pending licenses and have their license applications dismissed without penalty. ANW subsequently opted-out of Auction 35.

      CMRS licenses are issued for a 10-year term, at the end of which they must be renewed. A CMRS licensee has a “renewal expectancy,” which means that if it has provided “substantial service” during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act, it will have its licenses renewed as a matter of course. CMRS licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for licenses will be considered in comparative hearings.

      All CMRS wireless licensees must satisfy specified coverage requirements. Cellular licensees were required, during the five years following the initial grant of their respective licenses, to construct their systems throughout the MSA or RSA, as applicable. The geographic area in which a cellular licensee was given protection against interference and competing applications was limited to the area constructed at a specified signal strength in that initial five-year period. Failure to provide coverage at the specified signal strength at the end of the initial 5 year period opened up the remainder of the MSA or RSA to competing applicants. All 30 megahertz A, B and C block broadband PCS licensees must construct facilities that provide coverage to one-third of the population of the service area within five years of the initial license grant date and to two-thirds of the population within ten years of the original license grant date. All D, E and F block broadband PCS licensees and certain 10 and 15 megahertz C block licensees must construct facilities that provide coverage to one-fourth of the population of the licensed area or “make a showing of substantial service in their license area” within five years of the original license grant date. Other licenses issued by the FCC that we hold are subject to different renewal requirements. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

      In an effort to balance the competing interests of existing microwave users in the PCS bands and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such incumbent microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, those licensees will share the cost of the relocation. The transition period contemplates negotiations between microwave licensees and PCS licensees to accomplish the transition and to govern the terms and conditions of the transition of microwave licensees from the PCS spectrum. Generally, there is a “voluntary” negotiation period during which incumbent microwave licensees can, but do not have to, negotiate with PCS licensees. This is followed by a “mandatory” negotiation period during which incumbent microwave licensees must negotiate in good faith with PCS licensees. Under the FCC’s cost sharing plan, when PCS licensees turn up new base stations, they can become subject to cost sharing obligations with other PCS licensees in the band that previously paid for microwave relocation.

      Wireless systems are subject to certain Federal Aviation Administration and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC’s environmental regulations. State or local zoning and land use regulations also apply to tower siting and construction activities. We expect to use common carrier point-to-point microwave facilities to connect certain wireless cell sites, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

      The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or CMRS, which includes PCS and cellular service. The FCC does not regulate CMRS or private mobile radio service rates. However, CMRS providers are common carriers and are required under sections 201(b) and 202(a) of the Communications Act to provide service on just and reasonable terms and without unreasonable discrimination. The FCC’s rule requiring CMRS providers to permit others to resell their services for a profit expired on November 24, 2002, but resellers may file complaints under section 208 of the Communications Act alleging that restrictions on the resale of CMRS violate sections 201(b) and 202(a).

Transfers and assignments of spectrum licenses

      Except for transfers of control or assignments that are considered “pro forma,” the Communications Act and FCC rules require the FCC’s prior approval for the assignment of a license or transfer of control of a licensee of a PCS or cellular system and other types of wireless licenses. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of licenses won at auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling, minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. However, notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the Federal Trade Commission or the Department of Justice may be required if we sell or acquire interests over a certain size. Approval by state or local regulatory authorities having competent jurisdiction may also be required in some circumstances.

      The FCC’s former spectrum aggregation rules were eliminated on January 1, 2003. As a result, there is currently no express limitation on the amount of CMRS spectrum that any one entity may hold. Applications proposing to assign or transfer spectrum licenses are still subject to FCC review, however, and FCC staff has indicated that it will conduct such review on a case-by-case basis. The analysis of whether the transaction should be approved will be based on the impact the acquisition of spectrum will have on competition in the marketplace.

Foreign ownership

      Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed permitted levels, the FCC could revoke our FCC licenses or request that the ownership be re-structured to comply with foreign ownership rules. Recently, we obtained a declaratory ruling from the FCC that affirmatively approves the level of ownership in us held by non-U.S. citizens or foreign corporations. The same declaratory ruling allows non-U.S. citizens or foreign corporations to increase the level of ownership held in us by an additional 25%, subject to certain qualifications, including a requirement that the equity held is “non-controlling” equity.

Regulatory environment

      The FCC has announced rules for making emergency 911 services available by cellular, PCS and other CMRS providers, including enhanced 911 services that provide the caller’s telephone number, location and other useful information. CMRS providers are required to take actions enabling them to relay a caller’s automatic number identification and location (initially the location of the cell site first transmitting the call, and ultimately by an approximation of the caller’s actual location) if requested to do so by a public safety agency. CMRS providers may use either network or handset-based technologies to provide the approximation of the caller’s actual location. There is no requirement that public safety agencies reimburse the CMRS provider for their costs of deploying such technologies. E911 service must be made available to users with speech or hearing disabilities. Finally, wireless handsets capable of receiving analog signals, when operating in the analog mode, must be able to complete 911 calls using the strongest analog signal available to the caller, even if the caller does not subscribe to the carrier providing the strongest signal. State actions incompatible with the FCC rules are subject to preemption by the FCC. We have negotiated consent decrees with the FCC that govern our compliance with the FCC’s E911 location rules for our TDMA and GSM networks.

      On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act of 1996. Although many of the provisions of this order were struck down by the U.S. Court of Appeals for the Eighth Circuit, on January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit and upheld the FCC in all respects material to our operations. On June 10, 1999, the Eighth Circuit issued an order requesting briefs on certain issues it did not address in its earlier order, including the pricing regime for interconnection. While the appeals were pending, the rationale of the FCC’s order was adopted by many states’ public utility commissions, with the result that the charges that CMRS operators pay to interconnect their traffic to the public switched telephone network have declined significantly from pre-1996 levels. In July 2000, the Eighth Circuit rejected certain aspects of the FCC’s pricing methodology, but stayed its order pending appeal by affected parties to the U.S. Supreme Court. In May 2002, the U.S. Supreme Court upheld the FCC’s pricing regime. However, the FCC has indicated that it plans to undertake a comprehensive review of this regime in 2003. This proceeding could effect the charges that CMRS operators currently incur. In a separate proceeding, several carriers appealed the FCC’s unbundling rules, which dictate which parts of incumbent local wireline telephone companies’ networks must be provided to competitors and CMRS operators, to the DC Circuit. In May 2002, the DC Circuit ruled that the FCC did not adequately explain the rationale behind its unbundling rules and vacated the FCC’s rules. While that appeal was pending, the FCC initiated a comprehensive review of its interconnection and unbundling rules. We participated in this proceeding because we utilize certain portions of the incumbent local wireline telephone companies’ networks to supplement our network and are required to interconnect with other carriers to deliver our traffic. The DC Circuit has stayed its decision pending the outcome of the FCC’s proceeding. The FCC announced in February 2003 it had reached a decision, but as of this report it had not issued a ruling. This proceeding could affect the price and availability of the facilities we obtain from the wireline telephone companies to build-out our network, and our current interconnection agreements with other carriers. In a related proceeding, the FCC recently modified its rules governing how carriers compensate each other for the exchange of traffic on their networks. The FCC ruled that incumbent local wireline telephone companies must offer to exchange their traffic with CMRS providers at lower rates in order to take advantage of rate decreases for traffic exchanged with other carriers. The majority of the incumbent local wireline telephone companies we exchange traffic with today have made this offer, enabling us to reduce the amounts we pay to these companies. On appeal, the DC Circuit declined to review the rules specific to our operations, but one party has asked the U.S. Supreme Court to hear the case. Therefore, there is a chance these rules may be modified.

      In its implementation of the Telecommunications Act, the FCC established federal universal service requirements that affect CMRS operators. Under the FCC’s rules, CMRS providers are potentially eligible to receive universal service subsidies for the first time; however, they are also required to contribute to the federal universal service fund and can be required to contribute to state universal funds. Many states are moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from CMRS providers. The FCC’s universal service order was modified on appeal in the U.S. Court of Appeals for the Fifth Circuit. The court’s ruling has had the effect of reducing CMRS provider support payments required for the federal universal service programs. In January 2003, the FCC raised from 15% to 28.5% the “safe harbor” for determining what percentage of wireless carriers’ revenues are interstate and subject to federal universal service contributions, and it is currently considering proposals to further modify its rules governing universal service contributions. Some of these proposals could increase the amount of support payments required of commercial mobile radio service providers. We cannot predict at this time which if any of these proposals will be adopted and what effect they would have on our contribution obligation.

      The FCC has adopted rules on telephone number portability that will enable customers to migrate their landline and CMRS telephone numbers from one service provider to another service provider. On February 8, 1999, the FCC extended the deadline for compliance with this requirement to November 24, 2002, subject to any later determination that number portability is necessary to conserve telephone numbers. On July 26, 2002, the FCC required the cellular and PCS carriers to comply, but extended the deadline for compliance until November 24, 2003. Another carrier has appealed the FCC’s decision not to forbear from mandating wireless number portability to the federal appeals court in Washington, D.C. While we will support the appeal, there is no assurance that we will prevail.

      The Communications Assistance for Law Enforcement Act (CALEA) requires telecommunications carriers to ensure that their equipment, facilities, and services are able to comply with authorized electronic surveillance by law enforcement officials. The FCC has adopted rules requiring cellular and PCS providers to provide certain functions to facilitate electronic surveillance by law enforcement officials by September 30, 2001, and others by November 19, 2001 and June 30, 2002. We have sought permission for a flexible deployment schedule from the FCC. The FCC has not ruled on the request and there can be no assurance that the FCC will grant the request. Various other petitions are pending before the FCC seeking suspension or further extensions of the deadlines applicable to providing surveillance capabilities. It is not known how the FCC will revise its rules or whether it will extend any of the compliance deadlines or what the scope of penalties for failing to comply may be.

      In 1997, the FCC determined that the rate integration requirement of the Communications Act of 1934 applies to the interstate, interexchange services of CMRS providers. Rate integration requires a carrier to provide service between the continental U.S. and offshore U.S. states and territories under the same rate structure applicable to service between two points in the continental U.S. The FCC delayed implementation of the rate integration requirements with respect to the wide area rate plans we offer pending further reconsideration of its rules. The FCC also delayed the requirement to integrate CMRS long-distance rates among CMRS affiliates. On December 31, 1998, the FCC reaffirmed, on reconsideration, that its interexchange rate integration rules apply to interexchange CMRS services, and announced it would initiate a further proceeding to determine how integration requirements apply to typical CMRS offerings, including one-rate plans. In July 2000, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC’s holding that the Communications Act unambiguously extends rate integration to providers of CMRS and remanded the matter to the FCC. As a result, CMRS providers are currently not subject to rate integration requirements. To the extent that we are required to offer services subject to these requirements, our pricing flexibility will be reduced.

      Under existing FCC rules, CMRS carriers can use and disclose customer proprietary network information (“CPNI”) without a customer’s approval to provide CMRS services. CMRS carriers can also use CPNI to provide services “necessary to or used in” providing CMRS service. Thus, the carriers can use CPNI to market other CMRS services, information services, and CMRS handsets without customer approval. For other uses or disclosures of CPNI, CMRS providers need customers’ “opt-out” or “opt-in” approval. Recently adopted FCC rules, when they become effective, will require customers’ “opt in” approval for certain carrier uses of CPNI, such as sharing CPNI with affiliates who provide services that are not communications-related.

      The FCC has adopted a number of rules designed to optimize the use of telephone numbering resources, including a requirement that carriers in the top markets be capable of sharing blocks of 10,000 numbers among themselves in blocks of 1000 numbers (1000s-block number pooling). CMRS carriers in the top 100 markets were required to be 1000s-block number pooling capable as of November 26, 2002, and all other CMRS carriers must be able to support roaming on their systems by users with pooled numbers. The FCC also has imposed a variety of other requirements, such as utilization thresholds, reporting rules, and audit regimes. In addition, the FCC has ruled that state commissions may adopt “technology specific” overlays that would require wireless providers to obtain telephone numbers out of a separate area code. Some states have asked for approval to implement such overlays and, at the same time, require wireless providers to change their existing customers’ telephone numbers. These efforts, if approved, may impact wireless service providers by imposing additional costs or limiting access to numbering resources.

      The FCC has adopted detailed billing rules for landline telecommunications service providers and applied a number of these rules to CMRS providers. The FCC has also ruled that, beginning April 1, 2003, carriers may not mark up universal service line-item charges on customer bills above the amount of the mandatory customer contributions.

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

      Media reports have suggested that some radio frequency emissions from wireless handsets may be linked to health concerns, including the incidence of cancer. Although some studies have suggested that radio frequency emissions may cause certain biological effects, virtually all of the expert reviews conducted to date have concluded that the evidence does not support a finding of adverse health effects but that further research is appropriate. The Cellular Telecommunications and Internet Association has entered into a Cooperative Research and Development Agreement to sponsor such research.

      Studies have shown that some hand-held digital telephones may interfere with some medical devices, including hearing aids and pacemakers. The Food and Drug Administration has issued guidelines for the use of wireless phones by pacemaker wearers. Additional studies are underway to evaluate and improve the compatibility of hearing aids and digital wireless phones.

State and local regulation

      State and local governments are preempted from regulating either market entry by, or the rates of, wireless providers. However, state governments can regulate other terms and conditions of wireless service and several states have imposed, or have proposed legislation that will impose, various consumer protection regulations on the wireless industry. As noted above, states also may impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC and have been delegated certain authority by the FCC in the area of number allocation and administration. At the local level, wireless facilities typically are subject to zoning and land use regulation. However, under the Telecommunications Act, neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or unreasonably discriminate against a carrier. Numerous state and local jurisdictions have considered imposing limitations on a driver’s use of wireless technology while operating a motor vehicle, and a few have actually done so.

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

Separation and Distribution Agreement

      In connection with the split-off, AT&T transferred to us the assets and liabilities of the AT&T Wireless Group.

      We have agreed to indemnify AT&T and its affiliates, and each of their directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	any liabilities we assumed in the split-off;

•	any breach by us or our affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection with the separation and distribution agreement; and

•	specified disclosure liabilities.

      AT&T has agreed to indemnify us and our affiliates, and each of our directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	any liabilities of AT&T, other than liabilities we assumed in the split-off;

•	any breach by AT&T or its affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection with the separation and distribution agreement; and

•	specified disclosure liabilities.

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

Brand License Agreement

      We and AT&T have entered into a brand license agreement. This agreement gives us rights to continue to use specified AT&T brands, including the AT&T globe design and the AT&T trade dress. The rights are granted royalty free, although we are required to pay a maintenance fee. The brand license agreement allows us to use these AT&T brands, alone or in combination with our other marks, for provision of our mobile wireless services (including so-called third-generation services).

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

      We have an exclusive right to use these AT&T brands in connection with the following:

•	wide-area mobile cellular services,

•	specified ancillary wireless services, and

•	certain wireless devices and portals.

      We have a non-exclusive right to use these AT&T brands in connection with the following:

•	specified content, equipment and software associated with our services; and

•	some wireless devices, portals and promotional products.

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

      To maintain our rights, we must comply with specified quality, customer care, graphics and marketing standards in connection with our use of these AT&T brands. While we are using the AT&T brands, we must also pay AT&T a brand maintenance fee. AT&T may terminate the brand license agreement in the event we materially breach the agreement or we experience a change of control.

Master Carrier Agreement and Other Commercial Agreements

      We and AT&T have entered into a master carrier agreement. This agreement requires AT&T to provide voice and data telecommunications services until January 31, 2007. AT&T will provide both wholesale telecommunication services, which we will use as a component of wireless services we provide to our customers, and administrative telecommunications services, which we will use ourselves for corporate purposes.

      We are required to purchase in each year specific amounts of minutes of wholesale domestic voice services, escalating over the term of the agreement. The pricing at which AT&T provides these services is subject to internal and external benchmarking. We are not required to purchase from AT&T wholesale domestic voice services in excess of the commitment, although AT&T has a right to match any third party offers until December 31, 2003 for 80% of any excess. Starting January 1, 2004, we may purchase such service in excess of the commitment from any carrier.

      We are also required to purchase specific amounts of international voice services from AT&T through October 2004.

      We are required to purchase administrative data and voice services at specified amounts until July 2004 for domestic services and July 2006 for international services. We will purchase our local connectivity and business needs from AT&T if AT&T meets committed levels of performance, and offers price and performance terms at least as favorable as those offered by other providers.

      Upon either party being acquired, the party not being acquired has a right to terminate the master carrier agreement. Alternatively, the party not being acquired may elect to keep the master carrier agreement in effect with certain modifications. Those modifications will include eliminating AT&T’s right to match third party offers, and, if we are acquired, changing the domestic voice purchase requirement to 90% of the past twelve months usage, eliminating internal benchmarking, and increasing the frequency of external benchmarking.

      We and AT&T also have entered into other commercial agreements. These include agreements:

•	governing the physical interconnection of our networks and other intercarrier arrangements;

•	relating to SS7 signaling services to be provided by us to AT&T’s business services unit;

•	agreements under which AT&T will provide space and power in various AT&T locations for our equipment; and

•	an agreement under which we will provide wireless services to AT&T for administrative purposes.

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

      Intellectual Property Agreements. We and AT&T entered into an intellectual property agreement. The intellectual property agreement specifies the ownership and license rights in patents, software, copyrights, and trade secrets, but not the AT&T brands. Under the terms of the intellectual property agreement, we and AT&T granted each other a non-exclusive, fully paid-up, worldwide, perpetual and irrevocable license under each other’s patents to make, use and sell any and all products and services. The parties also grant special rights under certain of each other’s patents for defensive protection, special affiliate licensing, and supplier licensing. In addition, AT&T will refrain from licensing some of its patents to our ten largest domestic mobile service competitors for a period of five years and will grant us a nonexclusive right to direct the licensing of certain AT&T patents to certain third parties and to receive half of the net royalties.

      We and AT&T each own all the software, trade secrets, and copyrights created by each one of us before the split-off. We and AT&T granted each other a non-exclusive, fully paid-up, worldwide, perpetual and irrevocable license to use each party’s software, trade secrets, and copyrights that were in the possession of the other party at the time of the split-off. The agreement also protects proprietary information related to customers. In the event we experience a change of control involving parties of a certain nature, the scope of the intellectual property rights granted to us would automatically narrow, our special rights would terminate and AT&T’s agreement not to license to our competitors would terminate.

      Tax Sharing Agreement. We and AT&T have also amended our existing tax sharing agreement. The amended tax sharing agreement provides among other things that:

•	AT&T is responsible for any tax item resulting from certain asset transfers from AT&T Wireless Group to AT&T Common Stock Group before the split-off;

•	AT&T Wireless is responsible for any tax item resulting from certain asset transfers from AT&T to AT&T Wireless before the split-off;

•	the accounts between AT&T and AT&T Wireless Group were adjusted for unpaid amounts under the tax sharing agreement before the split-off; and

•	no tax sharing payments were made with respect to taxable periods (or portions thereof) beginning after the split-off date.

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

      Pursuant to the exercise of preemptive rights as described below, DoCoMo acquired an additional 26,734,557 shares of our common stock for an aggregate purchase price of $381,769,474 in February 2002. As of December 2002, DoCoMo owned 432,990,446 shares of our common stock and could acquire an additional approximately 41,748,273 shares of our common stock upon exercise of the warrants.

      In December 2002 the terms of the relationship were amended, to increase DoCoMo’s representation on our board of directors, and to revise our technology commitment, among other things. The following is a summary of the material provisions of the agreements among DoCoMo, AT&T Corp. and us that apply to us now. This summary is qualified in its entirety by reference to the full text of these documents.

Warrants

      DoCoMo acquired 83,496.546 warrants, each of which is exercisable for 500 shares of our common stock, or a total of 41,748,273 shares, at an exercise price of $35 per share, subject to customary anti-dilution adjustments. The warrants are subject to the transfer restrictions described under “DoCoMo Investment Rights and Obligations.”

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

      Transfer Restrictions. Subject to a limited exception, without our consent, DoCoMo may not transfer any of our securities to any person if after the transfer the recipient’s interest in us would exceed 6%, or exceed 10% in the case of recipients, principally financial institutions, who are eligible to report their interest on Schedule 13G under the Securities Exchange Act.

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

      Repurchase obligations for failure to meet primary third-generation technology benchmarks within specified time frame. DoCoMo may require us to repurchase the warrants and the stock that DoCoMo still holds if, prior to December 31, 2004:

•	We abandon W-CDMA as our primary technology for third-generation services, or

•	We fail to launch service based on W-CDMA, in certain areas of Dallas, San Diego, San Francisco, and Seattle, or agreed upon alternate cities, unless

—	DoCoMo ceases to actively support and promote wireless services using W-CDMA technology as its standard for wireless third-generation services;

—	such failure is due to factors outside our reasonable power to affect or control, including due to the unavailability, or a delay in the availability, of equipment, software, spectrum, or cell sites;

—	such failure is due to our inability to obtain regulatory approvals, permits, or licenses without the imposition of burdensome conditions or restrictions; or

—	our board of directors determines that, due to regulatory or legal issues, or other external factors, deployment of such a system is no longer advisable from a business perspective.

Additional factors That May Affect Our Business, Future Operating Results and Financial Condition

      You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, that we have not identified as risks, or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

We face substantial competition.

      There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the development of new technologies, products and services, and as the rate of subscriber growth for the industry slows. Other two-way wireless providers, including other cellular and personal communications services operators and resellers, serve each of the markets in which we compete. Some of the indirect retailers who sell our services also sell our competitors’ services. A majority of U.S. markets have five or more commercial mobile radio service providers, and all of the top 50 U.S. metropolitan markets have at least four, and in some cases as many as seven or more, facilities-based wireless service providers offering wireless services on cellular, personal communications services or specialized mobile radio frequency. This competition puts downward pressure on revenue growth and profit margins, and we expect this trend to continue. Carriers compete principally on service area, price and service quality. Our ability to compete successfully also will depend on marketing, and on our ability to anticipate and respond to various competitive factors, including service quality, service area, new services, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

Market prices for wireless services may decline in the future.

      We anticipate that market prices for mobile wireless voice and data services generally will decline in the future due to increased competition. We expect significant competition among wireless providers to continue to drive service and equipment prices lower. We also expect that there will be increases in advertising and promotional spending, along with increased demands on access to distribution channels. All of this may lead to greater choices for customers, possible consumer confusion, and increasing movement of customers between competitors, which we refer to as “churn.” If market prices continue to decline, it could adversely affect our ability to grow revenue, which would have a material adverse effect on our financial condition and results of operations.

Our significant network build-out requirements may not be completed as planned.

      We need to complete significant build-out activities, including:

•	completion of required build-out activities in some of our existing wireless markets;

•	deployment of GSM/ GPRS in additional markets;

•	deployment of next-generation technology to support enhanced data services and increase network efficiency.

      Failure to complete the build-out of our GSM/ GPRS network and support facilities and systems, a delay in the build-out and launch, or increased cost of the build-out and launch could have a material adverse effect on our operations and financial condition. As we deploy our GSM/ GPRS network, in certain markets we may need to acquire additional spectrum or reallocate spectrum previously utilized by our TDMA network. Reallocation could result in disruptions to, or decreased quality of service to TDMA customers in those markets, or may result in our TDMA customers roaming on another wireless service provider’s system in that market, which could increase our roaming costs. Although we plan to build out our GSM/ GPRS network over virtually all of our TDMA footprint, the actual coverage area will vary, which could adversely affect consumer demand for our GSM/ GPRS service. As we continue to build out our GSM/ GPRS network, we must, among other things, continue to:

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

      In addition, problems in vendor equipment availability, technical resources, system performance or system adequacy could delay the launch of new or expanded operations in new or existing markets or result in increased costs in all markets. We intend to rely on the services of various companies in order to build-out our GSM/ GPRS network. However, we may not be able to obtain satisfactory contractors on economically attractive terms or ensure that our contractors or the systems they install will perform as we expect.

We may incur increased costs and lose subscribers if we fail to successfully develop, implement and install upgraded information technology systems to support our network expansion and technology migration strategy.

      Due to the accelerated build-out of our GSM/ GPRS network, many of the customer care and infrastructure support systems for this network are not fully implemented. If these new systems are unable to handle additional volume as our customer base grows, our service levels, operating efficiency and our profitability could be adversely impacted. We intend to rely on the services of various companies in order to develop and install necessary support systems. However, we may not be able to obtain satisfactory contractors on economically attractive terms or ensure that our contractors or the systems they install will perform as we expect. We intend to migrate our TDMA customers from our existing support systems to these new systems once they are established. If we are unable to migrate our TDMA subscribers from our legacy systems, or if this migration is delayed, it could cause us to lose subscribers and could increase our customer care costs, which would adversely affect our profitability and cash flows.

We may encounter difficulties implementing our GSM/ GPRS deployment strategy, which could have a negative impact on subscriber growth and retention, and our financial results.

      Our technology strategy involves operating our recently deployed GSM/ GPRS network separately from our TDMA network. We may not be able to achieve or maintain the balanced loading on each network necessary to optimize capital spending or operational expenses. Failure to achieve the proper balance could require us to invest additional capital in our TDMA network to avoid service degradation in certain markets. We deployed our GSM/ GPRS equipment at our existing TDMA sites, to the extent possible. Due to the different operating characteristics of TDMA and GSM/ GPRS equipment, the actual coverage area of our GSM/ GPRS network will vary from our TDMA network, particularly where we have deployed a GSM/ GPRS system utilizing 1900 MHz spectrum over a TDMA system using 850 MHz spectrum. This may result in customer dissatisfaction.

      We may have difficulty upgrading our TDMA network and our TDMA handsets as our suppliers shift resources to next-generation technology development, decreasing their incentives to develop enhancements or upgrades to their TDMA product lines because of decreased economies of scale. As a result, the cost structure for our TDMA offerings might increase, or the quality of our services and handsets could be impaired, resulting in increased churn of TDMA customers, failure to achieve the proper balance between our two networks and reduced profitability.

      Handsets that will operate on both our TDMA and GSM/ GPRS networks are more expensive than TDMA handsets and may have operational limitations, which could impede our efforts to sell GSM/ GPRS services and lead to increased churn. Our strategy assumes a portion of our customers will prefer the flexibility and broader service area offered by new dual mode TDMA/ GSM/ GPRS handsets, referred to as “GAIT” phones. Because GAIT phones are required by only a limited number of carriers that operate both TDMA and GSM/ GPRS networks, they may not be produced in sufficient quantities when needed, and their limited use may be insufficient to achieve high economies of scale. These handsets are new products that may have operational limitations or sub-optimal features that may discourage customer use. If these handsets are not economical or attractive to customers, we may experience increased churn, our costs could increase, and our profitability could be reduced.

Our business and operations would be adversely affected if we fail to acquire adequate radio spectrum in FCC auctions or through other transactions.

      Our domestic business depends on the ability to use portions of the radio spectrum licensed by the FCC. We could fail to obtain sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, in order to meet the expanded demands for our existing services in critical markets, as well as to enable deployment of next-generation services. Such a failure would have a material adverse impact on the quality of our services or our ability to roll out such future services in some markets, or could require that we curtail existing services in order to make spectrum available for our next-generation services. We may acquire more spectrum through a combination of alternatives, including participation in spectrum auctions. As required by law, the FCC periodically conducts auctions for licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are provided for by laws administered by the FCC. The FCC may not allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses. Even if the FCC determines to conduct further auctions in the future, we may not be successful in those future auctions in obtaining the spectrum that we believe is necessary to implement our business and technology strategies. We may also seek to acquire radio spectrum through purchases and swaps with other spectrum licensees or otherwise, including by purchases of other licensees outright. However, we may not be able to acquire sufficient spectrum through these types of transactions, and we may not be able to complete any of these transactions on favorable terms.

In many areas, we rely on roaming agreements with affiliates or other carriers to provide service to our customers outside our coverage area. Our business and operations could be hurt if we are unable to establish new relationships to expand our GSM/GPRS service area or if our affiliates do not or cannot develop or expand their network in a manner consistent with ours.

      To accelerate the build out of wide scale coverage of the U.S. by a digital mobile wireless network operating on the technical standards we have adopted, we have entered into affiliation agreements with other entities that provide wireless services or hold spectrum licenses. Through roaming arrangements between these affiliates and us, our customers are able to obtain service in the affiliates’ territories, and the affiliates’ customers are able to obtain service in our territory. In all markets where these affiliates operate, we are at risk because we do not control the affiliates. As a result, we cannot compel these affiliates to participate in our technology migration strategy. Our ability to provide service on a nationwide level and to implement our next-generation strategy could be adversely affected if these affiliates are unable or unwilling to participate in the further development of our digital network, or if they cease to provide services comparable to those we offer on our networks.

      Our customers are not able to obtain GSM/GPRS service in many parts of the country, either because there is no GSM/GPRS network in that area, or because we do not have a GSM/GPRS roaming agreement with a service provider in that area. In order to effectively compete with carriers offering a larger service area, we need to expand our GSM/GPRS service area. We intend to establish new relationships to accelerate build-out of GSM/GPRS networks outside our coverage area, and enter into new or expanded roaming agreements with other carriers. If we are unable to establish such relationships, or if any of our affiliates, or other carriers with whom we have GSM/GPRS roaming relationships are unable to or do not successfully develop or expand their systems in a manner consistent with our network, our ability to service our customers and expand the service area of our GSM/GPRS network could be adversely affected.

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

      We have committed significant resources to develop and market wireless data services, in anticipation of a growth in demand for those services. That demand may not materialize. Even if such demand does develop, our ability to deploy and deliver wireless data services relies, in many instances, on new and unproven technology. Existing technology may not perform as expected. We may not be able to successfully develop or obtain new technology to effectively and economically deliver these services. The success of wireless data services is substantially dependent on the ability of others to develop applications for wireless data devices and to develop and manufacture devices that support wireless applications. These applications or devices may not be developed or developed in sufficient quantities to support the deployment of wireless data services. These services may not be widely introduced and fully implemented at all or in a timely fashion. These services may not be successful when they are in place, and customers may not purchase the services offered. Consumer needs for wireless data services may be met by technologies such as 802.11, known as wi-fi, which does not rely on FCC regulated spectrum. The lack of standardization across wireless data handsets may contribute to customer confusion, which could slow acceptance of wireless data services, or increase customer care costs. Either could adversely affect our ability to provide these services profitably. If these services are not successful or costs associated with implementation and completion of the rollout of these services materially exceed our current estimates, our financial condition and prospects could be materially adversely affected.

We have substantial capital requirements that we may not be able to fund.

      Our strategy and business plan will continue to require substantial capital, which we may not be able to obtain on favorable terms or at all. A failure to obtain necessary capital would have a material adverse effect on us, and result in the delay, change or abandonment of our development or expansion plans and the failure to meet regulatory build-out requirements. We currently estimate that our capital expenditures will total approximately $3.0 billion in 2003. We also expect to incur substantial capital expenditures in future years. The actual amount of the funds required to finance our network build out and other capital expenditures may vary materially from management’s estimate. We have entered into various contractual commitments associated with the development of our next-generation strategy, of which approximately $0.9 billion were outstanding at December 31, 2002. These include purchase commitments for network equipment, as well as handsets. In addition, we anticipate that we will enter into material purchase commitments in the future. We also may require substantial additional capital for, among other uses, acquisitions of providers of wireless services, spectrum license or system acquisitions, system development and network capacity expansion. If we are unable to finance our capital commitments either through cash from operations or external financing, it would have a material adverse effect on our financial condition and results of operations.

The actual amount of funds necessary to implement our strategy and business plan may materially exceed current estimates, which could have a material adverse effect on our financial condition and results of operations.

      The actual amount of funds necessary to implement our strategy and business plan may materially exceed our current estimates in the event of various factors including: departures from our current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory developments, engineering design changes, and technological and other risks. If actual costs do materially exceed our current estimates for these or other reasons or we are unable to control or reduce costs, this could have a material adverse effect on our financial condition and results of operations.

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

      DoCoMo, a leading Japanese wireless communications company, is our largest shareholder, and the agreements relating to DoCoMo’s investment contain requirements and contingencies that could materially adversely affect our financial condition and technology strategies. Pursuant to the Investor Agreement, as amended, between AT&T Wireless Services, AT&T Corp. and DoCoMo, DoCoMo may require us to repurchase its investment at DoCoMo’s original purchase price, plus interest, if under certain circumstances, and subject to the exceptions identified in the Investor Agreement:

•	We fail to launch service prior to December 31, 2004 based on W-CDMA technology in certain areas of Dallas, San Diego, San Francisco and Seattle, or agreed upon alternate cities; or

•	Our Board of Directors approves changes in its use of W-CDMA technology as our primary standard for delivery of services based on third-generation technology prior to December 31, 2004.

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

Consolidation in the wireless communications industry may adversely affect us.

      In addition, the wireless communications industry has experienced significant consolidation and this consolidation may continue. The mergers or joint ventures of Bell Atlantic Corporation/ GTE Corporation/ Vodafone AirTouch, now called Verizon, SBC/ BellSouth, now called Cingular, and Deutsche Telekom/ VoiceStream Wireless, now called T-Mobile, have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources to respond to our offerings. As a result of these combinations, these competitors have enhanced their ability to offer larger service areas, quickly and economically introduce new rate plans, obtain more favorable roaming rates, and respond to consumer needs.

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

      We have developed relationships with a small number of key vendors, including Nokia Mobile Phones, Inc., Sony Ericsson Mobile Communications, Siemens AG, Motorola, Inc., Sierra Wireless, Research in Motion (RIM) and Matsushita Electric Industrial Co., Ltd. (Panasonic) for our supply of wireless handsets and devices; Nortel Networks, Inc., Telefonaktiebolaget LM Ericsson, and Nokia Networks, Inc. and Hewlett Packard Company for our supply of telecommunications infrastructure equipment; Convergys Information Management Group for our billing services; Bechtel Corporation for build out of our networks; and Siebel Systems, Inc. for information systems. We do not have operational or financial control over our key suppliers and have limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers were unable to honor, or otherwise fail to honor, their obligations to us, we could experience disruptions of our business and adverse effects on our revenues and results of operations.

We rely on roaming arrangements with other carriers, which we may be unable to obtain or maintain in the future.

      We may not continue to be able to obtain or maintain roaming agreements with other wireless providers on terms that are acceptable to us. Our customers automatically can access another provider’s analog cellular or digital system only if the other provider allows our customers to roam on its network. We rely on agreements to provide roaming capability to our customers in many areas of the U.S. outside our coverage area. Some competitors may be able to obtain lower roaming rates than we do because they have larger call volumes or because of their affiliations with, or ownership of, wireless providers. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we or our affiliates provide, the price of a roaming call may not be competitive with prices of other wireless providers for such call, and our customers may not be able to use any of the advanced features, such as voicemail notification, that the customer enjoys when making calls within our network. Finally, we may not be able to obtain roaming agreements for our GSM/ GPRS and next-generation products and services with pricing or coverage we desire.

Our business is seasonal and we depend on fourth quarter results, which may not continue to be strong.

      The wireless industry, including our company, has experienced a trend of generating a significantly higher number of customer additions and handset sales in the fourth quarter of each year as compared to the other three fiscal quarters. A number of factors contribute to this trend, including the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season, the timing of new product and service announcements and introductions, competitive pricing pressures, and aggressive marketing and promotions. Strong fourth quarter results for customer additions and handset sales may not continue for the wireless industry or for us. In the future, the number of our customer additions and handset sales in the fourth quarter could decline for a variety of reasons, including our inability to match or beat pricing plans offered by competitors, failure to adequately promote our products, services and pricing plans, failure to have an adequate supply or selection of handsets, or lower demand for wireless services. If in any year fourth quarter results fail to significantly improve upon customer additions and handset sales from the year’s previous quarters, this could adversely impact our results.

A high rate of churn would negatively impact our business.

      A high rate of churn would adversely affect our results of operations because of loss of revenue and because the cost of adding a new subscriber, which generally includes a commission expense and/or a handset subsidy, is a significant factor in income and profitability for participants in the wireless industry. The FCC has mandated that wireless carriers provide for local number portability by November 24, 2003. This would allow subscribers to keep their wireless phone number when switching to a different service provider. We anticipate number portability will increase price competition and churn by lowering disincentives to switch service providers. We may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and to retain customers, which could adversely impact our revenue and profitability.

Our industry will continue to be adversely affected if the economic slowdown persists.

      The economies of the United States and many other nations are suffering from a significant economic slowdown, and the rate at which the industry has added subscribers has slowed. There can be no assurance that such a slowdown will not continue to adversely affect the industry. The slowdown could be exacerbated by continuation of hostilities in Iraq or expansion to other parts of the world.

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

      Media and other reports have linked radio frequency emissions from wireless handsets to various health concerns, including cancer, and to interference with various electronic medical devices, including hearing aids and pacemakers. Research and studies are ongoing. Whether or not such research or studies conclude there is a link between radio frequency emissions and health, these concerns over radio frequency emissions may discourage the use of wireless handsets or service or expose us to potential litigation, which could have a material adverse effect on our results of operations. Several class-action lawsuits have been filed against us, several other wireless service providers and several wireless phone manufacturers, asserting products liability, breach of warranty and other claims relating to radio frequency transmissions to and from wireless phones.

The complaints seek damages for personal injuries and the costs of headsets for wireless phone users as well as injunctive relief.

Our operations are subject to government regulation that could have adverse effects on our business.

      The licensing, construction, operation, sale, resale and interconnection arrangements of wireless communications systems are regulated to varying degrees by the FCC, and, depending on the jurisdiction, by state and local regulatory agencies. These regulations may include, among other things, required service features and capabilities, such as number portability or emergency 911 service. We recently entered into a consent decree with the FCC relating to our implementation of emergency 911 service. If we are unable to comply with the terms of the decree, it could have an adverse effect on our business. In addition, the FCC, together with the U.S. Federal Aviation Administration, regulates tower marking and lighting. Any of these agencies having jurisdiction over our business could adopt regulations or take other actions that could require us to make unanticipated capital expenditures, increase our costs or otherwise adversely affect our business. Our ability to comply with these regulations may depend on third parties if the regulations require new features to be built into our infrastructure.

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

We may lose rights under agreements with AT&T under certain circumstances.

      Some of the agreements that we have entered into with AT&T in connection with the split-off, including the brand license agreement, master carrier agreement and other commercial agreements, contain provisions that give one party rights in the event of a change of control of the other party. These provisions may deter a change of control. In the event of a change of control, the exercise of these rights could have a material adverse effect on us. To maintain our rights under the brand license agreement, we must comply with specified quality, customer care, graphics and marketing standards in connection with our use of these AT&T brands. While we are using the AT&T brands, we must also pay AT&T a brand maintenance fee. AT&T may terminate the brand license agreement in the event we materially breach the agreement or we experience a change of control.

The value to us of our right to use the AT&T brand could be adversely impacted by AT&T Corp. or others.

      Our license from AT&T Corp. of the AT&T brand grants us limited exclusivity. Our ability to control who is licensed to use the AT&T brand is limited. We may not be able to prevent AT&T Corp. from licensing the brand for uses that we feel could adversely impact the value of the brand to us. The value of the brand could be adversely impacted by actions of AT&T Corp, or any licensee, or the public perception of companies using the brand or if it is no longer used by companies other than us.

Item 2.     Properties

      Our corporate headquarters consist of leased office space in six buildings in Redmond, Washington occupying approximately 582,000 combined square feet. We also have additional administrative office space in approximately 128 buildings throughout the U.S. and maintain 17 customer service centers. Our customer service centers are located in the following cities:

•	Anaheim, California

•	Austin, Texas

•	Bothell, Washington

•	Cerritos, California

•	Greensboro, North Carolina

•	Harrisburg, Pennsylvania

•	Honolulu, Hawaii

•	Jackson, Mississippi

•	Livermore, California

•	Memphis, Tennessee

•	Minneapolis, Minnesota

•	Oklahoma City, Oklahoma

•	Orlando, Florida

•	Paramus, New Jersey

•	Portland, Oregon

•	Sacramento, California

•	Lebanon, Virginia (under construction)

      We lease all of our office space, with the exception of one building in Hawaii, which we own. Our total national office space, including our corporate headquarters, administrative office space and customer service centers, totals approximately 6,165,000 square feet. We also operate approximately 1,000 stores and kiosks, almost all of which are leased.

      We own, or control through leases or licenses, numerous properties consisting of cell and switching equipment sites, and other plant and equipment used to provide wireless communications services. These leases typically have a term of five years with four options to renew for another five years. These properties are located throughout the U.S. These properties include land, interior and rooftop space, and space on existing structures of various types used to support equipment used to provide wireless communications services. Most of the leased properties are owned by private entities and the balance is owned by municipal entities.

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

      As of December 31, 2002, our estimated commitments associated with these leases were approximately $2.8 billion.

Item 3.     Legal Proceedings

      Several class-action lawsuits have been filed in which claims have been asserted that challenge the quality of wireless service provided by AT&T Wireless Services, including claims for breach of contract, breach of warranty, misrepresentation, fraud, false advertising, and statutory consumer fraud. The plaintiffs in these cases have not asserted specific claims for damages, with the exception of one case filed in Texas in which the named plaintiffs have asserted claims for compensatory and punitive damages totaling $100 million. That case was dismissed, and then reversed by the court of appeals; AT&T Wireless Services is seeking review of that decision before the Texas Supreme Court. An agreement to settle certain of these cases was approved by the court; several objectors have filed appeals.

      Several class-action lawsuits have been filed asserting claims that AT&T Wireless Services, together with its competitors, have violated federal antitrust laws by allegedly restricting the portability of wireless handsets between carriers. These cases include tying and monopolization claims. The plaintiffs in these cases have not asserted specific claims for damages.

      Several other class-action or representative lawsuits have been filed against AT&T Wireless Services that allege, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to AT&T Wireless Services’ billing practices (including rounding up of partial minutes of use to full-minute increments and billing send to end), dropped calls, and/or mistaken bills. Although the plaintiffs in these cases have not specified alleged damages, the damages in two of the cases are alleged to exceed $100 million. One of these two cases has alleged that, collectively, the major wireless carriers in California are responsible for damages in excess of $1.2 billion. Settlement negotiations are ongoing in both cases.

      Several class-action lawsuits have been filed against AT&T and several wireless phone manufacturers and carriers asserting products liability, breach of warranty, and other claims relating to radio-frequency transmissions to and from wireless phones. The complaints seek damages for the costs of headsets for wireless phone users as well as injunctive relief. The court dismissed all but one of these cases, ruling that the plaintiffs’ claims were preempted by federal law. Plaintiffs are expected to appeal. In connection with the split-off, AT&T Wireless Services was allocated all of the liability, if any, arising from these lawsuits.

      Shareholders of a former competitor of AT&T Wireless Services’ air-to-ground business are plaintiffs in a lawsuit filed in 1993, alleging that AT&T Wireless Services breached a confidentiality agreement, used trade secrets to unfairly compete, and tortiously interfered with the business and potential business of the competitor. Plaintiffs have asserted claims for damages totaling $8.2 billion. AT&T Wireless Services obtained partial summary judgment and then prevailed on the remainder of the claims at a trial on the validity of a release of plaintiffs’ claims. Final judgment was entered against plaintiffs on their claims, and plaintiffs appealed. On appeal, the Appellate Court of Illinois, Second District, reversed and remanded the case for trial indicating that certain issues decided by the judge needed to be resolved by a jury.

      Several lawsuits have been filed against AT&T, certain executives of AT&T and AT&T Wireless Services, and a group of investment banking firms seeking class certification and asserting claims under federal securities laws. The complaints assert claims that AT&T made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with the MediaOne acquisition. The complaints do not specify amounts of damages claimed, although the plaintiffs are seeking to recover for declines in stock prices of AT&T securities, including the AT&T Wireless Group tracking stock. In connection with the split-off, certain provisions of the Separation Agreement between AT&T Wireless Services and AT&T may result in AT&T Wireless Services being allocated a portion of the liabilities, if any, arising out of these actions to the extent relating to AT&T Wireless Group tracking stock.

      Several class-action lawsuits have been filed by shareholders of TeleCorp challenging AT&T Wireless Services’ acquisition of TeleCorp. The lawsuits allege that the consideration paid to TeleCorp shareholders was inadequate and allege conflicts of interest and breach of fiduciary duties by the directors of TeleCorp. Damages have not been specified, although the complaints seek injunctive relief to rescind the transaction.

      A former employee and stockholder of Tritel, Inc., which, as a subsidiary of TeleCorp, was acquired by AT&T Wireless Services as part of its acquisition of TeleCorp, has filed a lawsuit against Tritel, Inc., Tritel Communications, Inc., and two board members seeking to rescind an earlier settlement agreement. The plaintiff alleges that the defendants withheld from him material information about an initial public offering that he claims was material to the settlement, and asserts claims for fraud, breach of fiduciary duty, and breach of the duty of good faith and fair dealing. The plaintiff is seeking $60 million in damages and/or restitution, and $450 million in punitive damages.

      AT&T Wireless Services has been named as a defendant in three of eleven class-action lawsuits (other wireless telecommunications carriers and several phone manufacturers are also defendants) alleging that existing phone equipment does not meet FCC requirements for 911 emergency call processing. Damages have not been specified, although plaintiffs are seeking injunctive and equitable relief.

      AT&T Wireless Services received a series of payments from MCI WorldCom Network Services, Inc., as part of a pre-existing reseller’s contract and a letter agreement, within the 90 days preceding WorldCom’s July 21, 2002, bankruptcy filing under Chapter 11 of the Bankruptcy Code. Neither WorldCom nor the Bankruptcy Court has asserted a preference liability claim to any of these payments.

      The ultimate outcome of these claims and actions cannot be predicted with certainty, and accordingly, the aggregate ultimate liability of AT&T Wireless Services under these claims and actions was not determinable as of the filing date. It is the opinion of AT&T Wireless Services’ management that it is not probable that the resolution of such lawsuits will have a material adverse impact on AT&T Wireless Services’ consolidated financial statements.

      AT&T Wireless Services also is a defendant in other legal actions involving claims incidental to the normal conduct of the running of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Additionally, AT&T Wireless Services also makes routine filings with the FCC and state regulatory authorities, as well as federal, state, and local tax authorities. However, AT&T Wireless Services believes that the amounts that may be paid in these actions will not be material to its financial position, results of operations, or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.     Market for the Company’s Common Stock and Related Shareholder Matters

      Our common stock is traded on the New York Stock Exchange (symbol “AWE”). As a result of the split-off on July 9, 2001, each share of AT&T Wireless Group tracking stock was converted into one share of our common stock and each holder of AT&T common stock received .3218 of a share of our common stock for each share of AT&T common stock held.

      The number of shareholders of record of our common stock at March 20, 2003, was 1,260,426.

      The table below shows the range of reported per share sales prices on the New York Stock Exchange for the AT&T Wireless Group tracking stock and our common stock (commencing July 9, 2001) for the periods indicated:

	Stock Price

Year	High	Low

Fiscal 2002 (ended December 31, 2002)
First Quarter	$14.46	$8.24
Second Quarter	9.43	5.35
Third Quarter	6.20	3.97
Fourth Quarter	8.05	3.25
Fiscal 2001 (ended December 31, 2001)
First Quarter	$27.30	$17.06
Second Quarter	21.10	15.29
Third Quarter	19.92	12.27
Fourth Quarter	16.22	12.51

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

      In the table below you are provided with selected historical consolidated financial data of AT&T Wireless Services, Inc. and subsidiaries. For periods prior to AT&T Wireless Services’ split-off from AT&T Corp. (AT&T) on July 9, 2001, this selected historical financial data reflects the results of operations, balance sheet data, and cash flow data for the AT&T Wireless Group of AT&T. Prior to the split-off from AT&T, the financial statements of AT&T Wireless Services reflected an assumed capital structure allocated from AT&T, as well as allocated costs associated with AT&T’s common support divisions. In the split-off, AT&T contributed to AT&T Wireless Services all of the businesses and assets, and AT&T Wireless Services assumed all of the liabilities, that constituted the AT&T Wireless Group. These contributions have been accounted for in a manner similar to a pooling of interests and AT&T Wireless Services has assumed that these transfers were completed in historical periods by the legal entity AT&T Wireless Services.

      The following financial information was derived using the consolidated financial statements of AT&T Wireless Services at and for each of the fiscal years in the five-year period ended December 31, 2002. The consolidated statement of operations and cash flow data below for each of the years in the three-year period ended December 31, 2002, and the consolidated balance sheet data at December 31, 2002 and 2001, were derived from audited consolidated financial statements, which are included in this document. The consolidated statement of operations and cash flow data below for the year ended December 31, 1999, and the consolidated balance sheet data at December 31, 2000, were derived from audited consolidated financial statements that were included in our Annual Report on Form 10-K filed for the year ended December 31, 2001. The consolidated statement of operations and cash flow data below for the year ended December 31, 1998, and the consolidated balance sheet data at December 31, 1999 and 1998, as well as the “Other Financial Data” for all periods, were derived from unaudited consolidated financial statements.

      The statement of operations data and balance sheet data presented below is not necessarily comparable from period to period as a result of several transactions by AT&T Wireless Services, such as the following:

•	Acquisition of TeleCorp PCS, Inc. on February 15, 2002. AT&T Wireless Services also completed several other strategic acquisitions during the years ended December 31, 2000 and 1999. Additionally, AT&T Wireless Services sold and exchanged equity interests in several unconsolidated subsidiaries resulting in significant net gains in the statement of operations for the years ended December 31, 2001, 2000, and 1998.

•	Recognition of an impairment of licensing costs, totaling $1,329 million pretax, during the third quarter of 2002, resulting from an annual assessment of U.S. licensing costs and goodwill, as required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” AT&T Wireless Services recognized a $528 million pretax asset impairment charge primarily associated with the planned disposal of certain wireless communications equipment during the year ended December 31, 1999, and a $120 million pretax asset impairment charge during the year ended December 31, 1998 associated with the write-down of unrecoverable assets from non-strategic businesses.

•	Recognition of impairments of unconsolidated subsidiaries, totaling $1,184 million pretax, during 2002, resulting from assessments of the recoverability of cost and equity method unconsolidated subsidiaries, as well as AT&T Wireless Services’ proportionate share of its equity method unconsolidated subsidiaries’ SFAS No. 142 impairment charges.

•	Establishment of deferred tax valuation allowances of $970 million during 2002, in accordance with SFAS No. 109, “Accounting For Income Taxes.”

•	Exit from the fixed wireless business in the fourth quarter of 2001, resulting in a pretax charge of $1.3 billion, reflecting a write-down of assets and the impact of phased exit charges. AT&T Wireless Services recognized $76 million of pretax gains during 2002, reflecting adjustments to the original pretax charge recorded during the fourth quarter of 2001. In accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” the consolidated financial statements of AT&T Wireless Services reflect the fixed wireless business as discontinued operations for all periods presented.

      For these and other reasons, you should read the selected historical financial data provided below in conjunction with AT&T Wireless Services’ consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations, which are included in this document.

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

	(In millions, except for per share amounts)
	(Unaudited)
STATEMENT OF OPERATIONS DATA (1):
Revenue	$15,631	$13,610	$10,446	$7,627	$5,406
Operating (loss) income	(258)	598	237	(569)	(279)
(Loss) income from continuing operations	(2,205)	200	828	(345)	203
Income (loss) from discontinued operations	47	(1,087)	(170)	(60)	(39)
Cumulative effect of change in accounting principle	(166)	—	—	—	—
Accretion of mandatorily redeemable preferred stock	18	—	—	—	—
Dividends on preferred stock held by AT&T	—	76	130	56	56
Net (loss) income available to common shareholders	(2,342)	(963)	528	(461)	108
(Loss) income from continuing operations available to common shareholders per share — basic and diluted	$(0.82)	$0.05	$0.28	$(0.16)	$0.06
Income (loss) from discontinued operations per share — basic and diluted	$0.01	$(0.43)	$(0.07)	$(0.02)	$(0.02)
Cumulative effect of change in accounting principle per share — basic and diluted	$(0.06)	$—	$—	$—	$—
Net (loss) income available to common shareholders per share — basic and diluted	$(0.87)	$(0.38)	$0.21	$(0.18)	$0.04
Weighted average shares — basic	2,686	2,530	2,530	2,530	2,530
Weighted average shares — diluted	2,686	2,532	2,532	2,530	2,532
Cash dividends declared per common share	—	—	—	—	—
BALANCE SHEET DATA (1):
Assets of continuing operations	$45,806	$41,634	$34,313	$23,111	$19,193
Assets of discontinued operations	—	88	989	401	267
Total assets	45,806	41,722	35,302	23,512	19,460
Total debt(2)	11,057	6,705	2,551	3,558	2,589
Preferred stock held by AT&T	—	—	3,000	1,000	1,000
Mandatorily redeemable common stock	7,664	7,664	—	—	—
Mandatorily redeemable preferred stock	151	—	—	—	—
Total shareholders’ equity	19,697	19,281	21,877	12,997	10,532
CASH FLOW DATA (1):
Net cash provided by operating activities of continuing operations	$2,975	$2,734	$1,786	$913	$440
Capital expenditures and other additions	(5,302)	(5,205)	(3,601)	(2,135)	(1,169)
Distributions and sales of unconsolidated subsidiaries	367	882	360	236	1,354
Contributions, advances, and purchases of unconsolidated subsidiaries	(640)	(1,284)	(1,645)	(284)	(156)
Net (acquisitions) dispositions of consolidated businesses, net of cash acquired	(78)	(3)	(4,763)	244	324
Net cash (used in) provided by investing activities of continuing operations	(5,729)	(5,910)	(9,927)	(1,986)	288
Net (decrease) increase in debt due to AT&T	—	(2,438)	1,038	900	100
Repayment of debt due to others	(1,619)	—	—	—	—
Proceeds from issuance of long-term debt due to others, net of issuance costs	2,959	6,345	—	—	—
Redemption of preferred stock held by AT&T	—	(3,000)	—	—	—

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

	(In millions, except for per share amounts)
	(Unaudited)
Proceeds attributed from DoCoMo investment, net of costs	—	6,139	—	—	—
Proceeds attributed from AT&T Wireless Group tracking stock offering	—	—	7,000	—	—
Proceeds from AT&T Wireless Services common stock and AT&T Wireless Group tracking stock issued	427	68	41	—	—
Transfers from (to) former parent, AT&T	—	—	1,001	344	(694)
Net cash provided by (used in) financing activities of continuing operations	1,763	7,034	8,947	1,234	(631)
Net cash used in discontinued operations	(8)	(568)	(749)	(183)	(76)
OTHER FINANCIAL DATA:
EBITDA from continuing operations(3)	$2,493	$3,100	$1,876	$662	$785

(1)	All periods reflect the fixed wireless business as discontinued operations.

(2)	Includes $4 million of long-term debt that is included in other long-term liabilities at December 31, 2000 and 1999.

(3)	EBITDA is defined as operating income excluding depreciation and amortization. We believe EBITDA to be relevant and useful information as EBITDA is the primary measure used by our management to measure the operating profits or losses of our business. EBITDA is one of several metrics used by our management to measure the cash generated from our operations, excluding the operating cash requirements of our interest and income taxes. In addition, our $2.5 billion credit facility (under which currently no amounts are outstanding) requires us to maintain certain financial ratios, including a specified net-debt-to-EBITDA ratio. Finally, EBITDA is one of many factors used by the credit rating agencies to determine our credit ratings. EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. EBITDA, as we have defined it, may not be comparable to similarly titled measures reported by other companies. Please refer to “Reconciliation of EBITDA to Consolidated Operating (Loss) Income” included within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this report. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations, and intentions. Actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below, and those discussed under “Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings made with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects, and results of operations.

INTRODUCTION

      We are the second-largest wireless communications service provider in the United States based on revenues for 2002. Our goal is to be the premier provider of high-quality wireless voice and data communication services to businesses and consumers in major markets of North America. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless voice and data services. As of December 31, 2002, we had 20.9 million consolidated subscribers. For the year ended December 31, 2002, we had $15.6 billion of total consolidated revenues.

      We currently provide wireless voice and data services over two separate, overlapping networks. One network uses time division multiple access, or TDMA, as its signal transmission technology. TDMA is often referred to as a second generation, or “2G,” technology. As of December 31, 2002, it covered an aggregate population, which we refer to as “POPS,” of approximately 203 million, or 70 percent of the U.S. population. We also provide voice and enhanced data services over a separate network that uses the signal transmission technology known as global system for mobile communications, or GSM, and general packet radio service, or GPRS. GSM/ GPRS is often referred to as a two and one-half generation, or “2.5G,” technology. As of December 31, 2002, this network covered approximately 181 million POPS, or 63 percent of the U.S. population. As of December 31, 2002, our two networks covered an aggregate of approximately 213 million POPS, or 74 percent of the U.S. population, and operated in 83 of the 100 largest U.S. metropolitan areas. We refer to this area as our coverage footprint. We also provide voice service on our analog network, as mandated by the Federal Communications Commission (FCC), and data service over a network utilizing packet switched data technology, or CDPD, which we are phasing out in connection with our launch of GSM/ GPRS service.

      We supplement our own networks with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have network coverage. With these roaming agreements, as of December 31, 2002, we were able to offer our TDMA customers wireless services covering virtually the entire United States population and GSM/ GPRS service covering approximately 67 percent of the U.S. population. We refer to this as our service area. We plan to continue to expand our coverage and service area and increase the capacity and quality of our GSM/ GPRS networks through new network construction, acquisitions, affiliations, joint ventures, and roaming arrangements with other wireless providers.

OVERVIEW

      During 2002 we continued to make significant strides in executing on our strategy to become the leading provider of mobile voice and data in the major markets of North America. Our achievements in 2002 included:

•	Expanding our GSM/ GPRS network to cover 67 markets, including Los Angeles, New York, and San Francisco, thereby increasing GSM/ GPRS network coverage from approximately 73 million POPS as of the prior year end to approximately 181 million POPS as of December 31, 2002, at a cost of only $15 per POP;

•	Completing the acquisition of TeleCorp PCS, Inc., thereby further expanding our coverage footprint (see “TeleCorp PCS, Inc. Acquisition” below);

•	Growing our subscriber base nearly 16 percent by adding nearly 2 million new subscribers, in addition to the approximately 850,000 subscribers we acquired as part of the TeleCorp acquisition, to increase our total consolidated subscribers to 20.9 million as of December 31, 2002;

•	Lowering our churn rate from 2.9 percent in 2001 to 2.6 percent in 2002; and

•	Increasing our services revenue nearly 16 percent from $12.5 billion in 2001 to $14.5 billion in 2002, to become the second-largest U.S. wireless carrier.

      We achieved this growth in a slowing sector and in a soft economy. Subscriber growth for the wireless industry slowed to an estimated 9.6 percent in 2002 from 17.3 percent in 2001. We believe the slower growth rate is due principally to higher penetration rates and a weak economy. As the industry growth rate has slowed, we have maintained our focus on attracting and retaining high-value customers, and on developing products that will allow us to provide new services to our existing customers and to profitably serve that portion of the population that does not currently use wireless services. If competitive pressures continue to drive down pricing or limit our ability to introduce targeted price increases, our revenue growth, as well as our EBITDA (defined as our operating income excluding depreciation and amortization) growth, will be impacted.

      In light of industry conditions, we remain focused on continuing to grow our revenues and growing our EBITDA faster than our revenues. Services revenue for 2002 grew to a record $14.5 billion, a 15.6 percent increase over the prior year. Our average monthly revenue per user, or ARPU, was $60.20 for 2002, which represented a decline of 3.8 percent from the prior year. Despite the decline for the full year, we improved our ARPU to $60.00 in the fourth quarter of 2002, up from ARPU of $58.60 in the first quarter of 2002 but down from $60.80 in the fourth quarter of 2001.

      To continue to grow our revenues and maintain our ARPU, we must:

•	Continue to grow our subscriber base;

•	Increase usage by our subscribers;

•	Offer and sell new products and services to our subscribers;

•	Introduce revenue enhancement programs; and

•	Increase wireless data revenues.

      Our subscriber growth will be impacted by fluctuations in the industry growth rates. Our subscriber growth will also be impacted by our ability to respond to competitive pricing pressure, and to successfully develop and implement new business models that enable us to profitably address unpenetrated portions of the market. Our focus is on growing profitable revenues, EBITDA, and cash flows, and we do not seek to add subscribers that would adversely impact those objectives.

      Along with adding new subscribers, we continue to focus our efforts on reducing churn and retaining our profitable customers. Controlling churn is important, as the cost of retaining existing subscribers is generally much lower than the cost of acquiring new customers. Our churn rate decreased from 2.9 percent in 2001 to 2.6 percent in 2002, including the impact to us from WorldCom exiting the wireless reseller business. The improvement to our churn rate during 2002, despite the negative impact to us from WorldCom, was largely the result of companywide initiatives, including customer retention programs. Our targeted marketing identifies our profitable customers. We are increasing the use of national calling plans and encouraging our subscribers to enter into longer-term contracts. During 2002, we increased the percentage of our customers on contracts from approximately 66 percent to 73 percent, and had approximately 23 percent of our customers on two-year contracts by year end.

      In order to grow our revenues and maintain our ARPU, we have and plan to introduce revenue enhancement programs. Additionally, we are particularly focused on increasing revenues from our existing customers, as they provide additional revenue potential without the expenses associated with adding a new subscriber. In addition to focusing on increasing our revenues, we are working on reducing our cost structure. Reducing our cost structure enhances our ability to make our pricing plans more competitive with wireline service and to encourage further wireline-to-wireless migration. During 2002, we entered into 200 international roaming agreements. As our GSM/ GPRS footprint increases, so will the revenue potential from these roaming arrangements. Additionally, we are increasing the number of our subscribers with international calling capability from their wireless phones.

      We will continue to target customer segments and provide products and services that match the needs of those segments. Certain segments respond to pricing plans tailored to their usage patterns while other segments are more attuned to customized service features. We have been a leader in differentiating our products through our use of targeted pricing plans and the introduction of new products and services. During the first quarter of 2003, we introduced new and simplified pricing plans.

      Wireless data continues to be a growth opportunity for us. All of our GSM/ GPRS phones can access our mMode data service at per-bit rates. During 2002, over one-third of our GSM/ GPRS subscribers opted to subscribe to our data plans. These subscribers generated an average of $8 of revenue per month. We also have 16 million subscribers with phones that are enabled to access our SMS text-messaging service. The approximately 3 million subscribers who used their SMS services in 2002 generated an average of $3 of revenue in December of 2002.

      In addition to growing revenues, we must reduce costs in order to grow our EBITDA faster than our revenues. Our cost-reduction efforts are focused on three areas:

•	Customer acquisition costs;

•	Network services; and

•	Customer care and information technology costs.

      During 2002, our cost per gross subscriber addition, or CPGA, increased to $377, up from $334 in the prior year. This increase was attributable to higher variable costs including our equipment subsidies and sales commission rates; the inclusion of TeleCorp’s acquisition costs, which has a higher cost structure; WorldCom’s exit from the wireless reseller business, which eliminated our lowest cost acquisition channel; and higher fixed costs, including our employee and retail store related costs. TeleCorp has subsequently been integrated into our sales structure, which will reduce our customer acquisition costs going forward. Additionally, we continue to shift subscriber additions away from higher cost indirect channels to lower cost direct channels, such as our retail stores and direct marketing programs. Our ability to control or reduce our CPGA could be adversely affected if our subscriber growth rate slows further, we increase our sales and marketing expenses to support subscriber growth, or we are unable to reduce other costs.

      Our costs to serve and maintain our existing subscriber base, as measured by our cash cost per user, or CCPU, for 2002 declined to $31.70, or 3.6 percent below our prior year CCPU. The improvement in our CCPU during 2002 was largely driven by lower per-subscriber roaming expenses and lower provisions for uncollectible receivables. Our CCPU was negatively impacted during 2002 by higher minutes of usage per-subscriber, which was partially offset by a decrease in our unit cost per minute.

      Network service costs were affected in 2002 by the launch and expansion of our GSM/ GPRS markets and from the acquisition of TeleCorp. We incur significant costs in connection with a market launch and service introduction that we do not incur in our mature markets. We expect that these costs will decrease as our GSM/ GPRS footprint becomes established. Although our roaming expenses have declined significantly as a percentage of our services revenue, they continue to be higher than the industry average. Our roaming expenses as a percentage of our services revenue for the years ended December 31, 2002, 2001, and 2000 were 9.0 percent, 10.9 percent, and 14.9 percent, respectively. We are focused on continuing to reduce our roaming expenses.

      We will seek to reduce other elements of our cost structure, including our customer care and information technology costs. We installed new customer care and infrastructure support systems in conjunction with the expansion of our GSM/ GPRS network. Initially, this will increase our costs, as we operate these systems in tandem with our TDMA support systems. Over time as we migrate our TDMA customers onto these newer systems, our customer care and billing costs should decline.

      Continued EBITDA and revenue growth requires additional capital investment. Our capital expenditures of $4.9 billion in 2002, excluding internal-use software, were devoted principally to constructing our GSM/ GPRS network and enhancing the quality of our TDMA network. We also invested capital in our direct distribution channel by adding 125 retail stores and installing new customer care and support systems for our GSM/ GPRS sales operation. We expect capital spending to decrease significantly in 2003 and beyond, falling from 40 percent and 34 percent of services revenue in 2001 and 2002, respectively, to approximately 20 percent of services revenue in 2003. We have completed the most capital-intensive portion of our GSM/ GPRS expansion, deploying the network over approximately 181 million POPS in our core footprint. In 2003 we will be launching GSM/ GPRS in the TeleCorp markets, installing EDGE, expanding our GSM/ GPRS footprint, and adding capacity to our GSM/ GPRS network as demand dictates. The bulk of our 2.5G build-out requirements are behind us, and we believe we will be able to maintain this reduced level of capital spending.

BACKGROUND

      On October 25, 2000, AT&T announced a restructuring plan, stating its intention to create a separate company for its wireless services businesses, named AT&T Wireless Services, Inc. We call this restructuring “the split-off.” AT&T Wireless Services includes substantially the same assets and liabilities that were represented by AT&T Wireless Group tracking stock. AT&T Wireless Group tracking stock was a class of AT&T common stock that was intended to provide holders with financial returns based on the financial performance and economic value of AT&T’s wireless services businesses.

      On July 9, 2001, AT&T converted all shares of AT&T Wireless Group tracking stock into shares of AT&T Wireless Services common stock on a one-for-one basis. In addition, AT&T completed a distribution of approximately 1.136 billion shares of AT&T Wireless Services common stock to AT&T shareholders in the form of a stock dividend. These transactions effected the split-off of AT&T Wireless Services from AT&T and resulted in AT&T Wireless Services becoming an independent, publicly traded company.

INVESTMENTS, ACQUISITIONS, AND DIVESTITURES

DoCoMo Investment

      In January 2001, NTT DoCoMo, Inc. (DoCoMo), a leading Japanese wireless communications company, invested $9.8 billion in a security of AT&T that, like AT&T Wireless Group tracking stock, was intended to reflect a portion of the financial performance and economic value of AT&T Wireless Group. We were allocated $6.1 billion of the net proceeds from AT&T. AT&T retained the remaining $3.6 billion of the DoCoMo investment proceeds as consideration for the reduction in AT&T’s retained portion of our value. In conjunction with the split-off, DoCoMo’s investment was converted into 406 million shares, or approximately 16 percent, of our common stock. As part of this investment, we entered into a strategic alliance with DoCoMo to develop mobile multimedia services on a global-standard, high-speed wireless network. DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if we fail to meet specified technological milestones, under certain circumstances. See “Capital Requirements — Contractual Obligations” below for a description of these milestones, which were amended in December 2002. See “TeleCorp PCS, Inc. Acquisition” below for an additional investment made by DoCoMo during 2002.

TeleCorp PCS, Inc. Acquisition

      On February 15, 2002, we acquired the 77 percent of TeleCorp PCS, Inc. (TeleCorp) that we did not already own by issuing 146 million AT&T Wireless Services common shares and assuming a fair value of $2.5 billion in net debt and $133 million in preferred securities. TeleCorp provided wireless voice services in portions of the Midwestern and Southeastern United States, which complemented our footprint of licenses and service territory in the United States.

      As a result of this transaction, we added markets in 14 states and Puerto Rico, with approximately 850,000 consolidated subscribers as of the acquisition date. Our consolidated subscriber numbers as of the acquisition date did not reflect all TeleCorp subscribers acquired. Upon consummation of the TeleCorp acquisition, we established a 200,000 subscriber reserve, reflecting anticipated subscriber losses resulting from changes in credit policies, service offerings, billing systems, and rate plans, similar to losses we have previously experienced when integrating subscribers of an acquired entity into our systems. A portion of the TeleCorp subscriber reserve had been utilized as of December 31, 2002. We expect our TeleCorp subscribers to be fully integrated into our systems by mid-2003, at which time we anticipate the remaining subscriber reserve will be utilized.

      Simultaneously with the transaction closing, DoCoMo purchased 26.7 million shares of AT&T Wireless Services common shares directly from us, exercising its right to maintain an approximate 16 percent equity interest in us. The price per share paid by DoCoMo was $14.28, which was the average price of AT&T Wireless Services common shares over the 30 trading days immediately preceding their election to purchase the shares. We received $382 million in cash for the additional shares issued to DoCoMo.

Other Strategic Acquisitions

      On December 29, 2000, we completed the acquisition of a wireless system in Houston, which covered a population base of approximately five million potential customers and served approximately 180,000 subscribers as of the acquisition date. Also on December 29, 2000, our equity interest in AB Cellular, an entity that owned cellular properties in Los Angeles, Houston, and Galveston, Texas, was redeemed. In consideration for our equity interest, we received 100 percent of the net assets of the Los Angeles property. The Los Angeles property covered a population base of approximately 15 million potential customers and served approximately 1.3 million subscribers as of December 31, 2000. On November 14, 2000, we completed a transaction with our affiliate TeleCorp that resulted in our acquisition of wireless systems in several New England markets. On October 2, 2000, we completed the acquisition of a wireless system in Indianapolis. Combined, the New England and Indianapolis markets covered a population base of approximately four million potential customers and served approximately 145,000 subscribers as of their acquisition dates.

      On September 29, 2000, we completed the acquisition of a wireless system in San Diego, which covered a population base of three million potential customers. Also, during the third quarter of 2000, we completed the acquisition of a wireless system on the Big Island of Hawaii. Combined, these two markets served more than 180,000 subscribers as of their acquisition dates.

      In June 2000, we completed the acquisition of the remaining 50 percent partnership interest we previously did not own in CMT Partners (Bay Area Properties). The Bay Area Properties covered a population base exceeding seven million potential customers and, as of the acquisition date, served nearly one million subscribers. Also in June 2000, we completed the acquisition of Wireless One Network, L.P. (Wireless One). Wireless One owned and operated wireless systems in northwest and southwest Florida covering a population base of 1.6 million potential customers and served approximately 190,000 subscribers as of its acquisition date.

      In February 2000, AT&T and Dobson, through a joint venture, acquired American Cellular Corporation (ACC). AT&T contributed its interest in the joint venture to us as of the date of the acquisition. This acquisition increased our coverage through our affiliates in New York state and several Midwest markets.

Exit of Fixed Wireless Business

      In December 2001, we finalized plans and received approval from our board of directors to exit the fixed wireless business. This decision resulted in a pretax charge of $1.3 billion during the fourth quarter of 2001, reflecting a write-down of assets and the impact of phased exit charges. During the first quarter of 2002, we completed the sale of certain fixed wireless assets to Netro Corporation (Netro), a company that is engaged in a business substantially different from our fixed wireless business. Netro paid $16 million in cash and issued 8.2 million shares of Netro common stock to acquire a license to intellectual property, equipment, and proprietary software assets. During the second half of 2002, we sold a portion of our shares of Netro common stock, which reduced our ownership percentage of Netro’s outstanding common stock to approximately 2 percent as of December 31, 2002. During the first, second, and third quarters of 2002, we recorded aftertax gains on disposal of the fixed wireless business totaling $12 million, $27 million, and $8 million, respectively. The gains consisted of adjustments to the recoverability of assets and accruals associated with exit costs from the fixed wireless business. We completed the disposal of the fixed wireless business during 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

      There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

•	It requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and

•	Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

      The table below presents information about the nature of and rationale for our critical accounting estimates:

Financial Statement Caption
— Critical Estimate Item	Nature of Estimates	Assumptions/Approach	Impact If Different

Services revenue Unbilled services revenue	Our billing cycle cut-off times require us to estimate a significant amount of services revenue earned but not yet billed at the end of each quarter.	We estimate our unbilled services revenue by reviewing historical minutes of use processed, adjusted for differences in the types and number of days, seasonality factors, and customer levels.
Actual services revenue could be greater or lower than amounts estimated due to customer levels and their usage differing from our adjusted historical experience. Adjustments are made in the following quarter for the differences between the actual services revenue billed and the previously accrued amounts. Historically, our adjustments have not been material.

Accounts receivable, net Allowance for doubtful accounts	The allowance for doubtful accounts reflects our estimate of losses resulting from the failure or inability of our customers to make required payments.
We estimate our allowance for doubtful accounts by applying estimated loss percentages against our aging of accounts receivable balances. The estimated loss percentages are updated periodically and are based on our historical write-off experience, net of recoveries.

Changes to allowances may be required if the financial condition of our customers improves or deteriorates or if we adjust our credit standards for new customers, thereby resulting in write-off patterns that differ from historical experience. Historically, changes to our estimated loss percentages have not been material.

Financial Statement Caption
— Critical Estimate Item	Nature of Estimates	Assumptions/Approach	Impact If Different

Property, plant, and equipment, net Useful lives of wireless communications equipment, buildings and improvements, and internal-use software	We estimate useful lives when recording depreciation and amortization expense associated with our wireless communications equipment, buildings and improvements, and internal-use software.	We periodically evaluate our useful lives considering factors such as changes in our technology and industry to confirm that they continue to be appropriate.
The actual economic lives may be different than our estimated useful lives, thereby resulting in different carrying values of our property, plant, and equipment. These evaluations could result in a change in our depreciable lives and therefore our depreciation expense in future periods. Historically, we have changed our estimated useful lives due to changes in technology (see Note 2 to our consolidated financial statements).

Property, plant, and equipment, net Impairments of property, plant, and equipment
In accordance with SFAS No. 144, we review our property, plant, and equipment for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Impairment reviews require a comparison of the estimated future undiscounted cash flows to the carrying value of the asset. If the total of the undiscounted cash flows is less than the carrying value, an impairment charge is recorded for the difference between the estimated fair value and the carrying value of the asset.

Significant assumptions required in determining the undiscounted cash flows of our property, plant, and equipment include:

• The group of assets subject to the impairment;

• Cash flows attributed to the group of assets;

• Future cash flows of the group of assets;

• Time period for which the assets will be held and used; and

• Salvage value for the assets.

Significant assumptions required in determining the fair value of our property, plant, and equipment are similar to those estimates required in determining the undiscounted cash flows, with the addition of an estimated discount rate to incorporate the time value of money and the risks inherent in the future cash flows.

The use of different estimates or assumptions within our undiscounted cash flow model could result in undiscounted cash flows lower than the current carrying value of our assets, thereby requiring the need to compare the carrying values to their fair values.

The use of different estimates or assumptions when determining the fair value of our property, plant, and equipment may result in different values for our property, plant, and equipment, and any related impairment charges.

Additionally, a different method of determining fair value, other than by using a discounted cash flow model, could result in a lower or higher fair value of our property, plant, and equipment.

Financial Statement Caption
— Critical Estimate Item	Nature of Estimates	Assumptions/Approach	Impact If Different

Goodwill Impairment of goodwill
In accordance with SFAS No. 142, we complete an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires us to estimate the fair value of our overall business enterprise, which is done primarily using a discounted cash flow model rather than the market price of our stock. We determined that we have one reporting unit for purposes of testing goodwill, and therefore, the discounted cash flow model is largely a function of the cash flows of the enterprise.

Significant estimates required in our discounted cash flow model include:

• Future cash flows of our primary assets;

• Our weighted average cost of capital;

• Long-term rate of growth for our business;

• Amount and timing for utilization of federal income tax net operating loss carryforwards; and

• Estimated fair values of our interest-bearing debt and assets not contributing to the discounted cash flows of our primary assets.

The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our business enterprise may result in different values for our goodwill, and any related impairment charge.

If market prices (adjusted for items that may affect the fair value of the reporting unit, such as a control premium) were used to derive the fair value of our business enterprise instead of a discounted cash flow model, it could result in a lower fair value of our business enterprise.

Licensing costs Impairment of licensing costs
In accordance with SFAS No. 142, we complete an impairment test of our licensing costs annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our Federal Communications Commission (FCC) licenses below their carrying value. The impairment test requires us to estimate the fair value of our licensing costs. We estimate the fair value of a majority of our FCC licenses in the aggregate, using a discounted cash flow model. We evaluate the fair value of our non-strategic licenses separately, primarily using comparative market transaction data.

Significant estimates required in our discounted cash flow model include:

• Start-up model assumption with FCC licenses as the only asset owned;

• Future cash flows related to FCC licenses;

• Weighted-average cost of capital for a start-up asset; and

• Long-term rate of growth for our business.

The fair value of our non- strategic licenses is determined by obtaining market data on recent FCC license transactions (e.g., purchases, sales, or swaps) and deriving estimates of the fair value for each license based on certain characteristics of the license and related market, including megahertz frequency, market size, geographic location, and population density.

The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our licensing costs may result in different values for our licensing costs, and any related impairment charge.

Actual market prices for our FCC licenses could differ from those derived in our analysis resulting in different values for our non-strategic licensing costs, and any related impairment charge.

Additionally, different methods of determining fair value, other than by using discounted cash flow models and market data, could result in lower or higher fair values of our licensing costs.

Financial Statement Caption
— Critical Estimate Item	Nature of Estimates	Assumptions/Approach	Impact If Different

Investments in and advances to unconsolidated subsidiaries Impairment of investments in and advances to unconsolidated subsidiaries
We review our significant equity and cost method unconsolidated subsidiaries to determine whether a decline in the fair value of our investment below its carrying value is deemed to be other than temporary. These impairment reviews occur at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and require us to estimate the fair value of our investments in and advances to unconsolidated subsidiaries. In the event that the carrying value exceeds its estimated fair value, we are required to determine whether this decline in fair value is other than temporary.

To estimate the fair value of our investments in and advances to unconsolidated subsidiaries, we use discounted cash flow modeling as well as other available evidence including, but not limited to, quoted market prices, market comparables, and industry multiples. To determine whether the decline in fair value below our carrying value is other than temporary, we evaluate, among other factors, the duration and extent to which the fair value is less than carrying value, the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flows factors, and our intent and ability to hold the investment.

The use of different methods of determining the fair value of our investments in and advances to unconsolidated subsidiaries could result in different values for our investments in and advances to our unconsolidated subsidiaries, and any related impairment charges.

Business tax accruals, Deferred income taxes, and Other current liabilities Legal and tax contingencies
We record reserves to address potential exposures related to business and income tax positions we have taken that have been or could be challenged by taxing authorities. Additionally, we record reserves associated with legal proceedings and lawsuits for which the likelihood of payment is probable and the amounts can be reasonably estimated.

The determination for required reserves is based upon analysis of each individual tax issue or legal proceeding, taking into consideration the likelihood of adverse judgments and the range of possible loss. Additionally, our analysis may include discussion with outside legal counsel.
The ultimate resolution of these potential exposures and legal proceedings may be greater or less than the amounts reserved.

Financial Statement Caption
— Critical Estimate Item	Nature of Estimates	Assumptions/Approach	Impact If Different

Deferred income taxes Deferred tax valuation allowances	We record deferred tax valuation allowances when the guidance within SFAS No. 109 does not consider the realization of our deferred tax assets to be more likely than not.
Due to the adoption of SFAS No. 142 on January 1, 2002, we may not rely on the reversal of deferred tax liabilities associated with licensing costs and goodwill as a means to realize our deferred tax assets, which primarily represent tax net operating losses.

Additionally, due to our lack of earnings history as an independent company and impairment charges recognized on our licensing costs and unconsolidated subsidiaries, we cannot rely on forecasts of future earnings as a means to realize our deferred tax assets.

Accordingly, pursuant to SFAS No. 109, tax valuation allowances are necessary.
The amount and timing of taxable income we ultimately generate in the future, as well as other factors, could result in realization of tax assets greater or less than the amounts recorded.

      We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors and the Audit Committee has reviewed our disclosure relating to them, as presented above.

Adoption of SFAS No. 142 and No. 144

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition, as well as how they are to be accounted for after they have been initially recognized in the financial statements.

      Effective with the adoption of this standard, we are no longer amortizing acquired goodwill and excess net book value associated with our equity method unconsolidated subsidiaries. Additionally, we were required to reassess the useful lives of our other intangible assets, which consist primarily of FCC licensing costs and customer lists. Although FCC licenses are issued with a stated term, generally 10 years, the renewal of FCC licenses is a routine matter involving a nominal fee and we have determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of our FCC licenses. As such, effective with the adoption of SFAS No. 142, we are no longer amortizing licensing costs of U.S. consolidated subsidiaries as these licensing costs are deemed to be intangible assets that have indefinite lives. Prospectively, we will continue to periodically re-evaluate our determination of an indefinite useful life with regard to FCC licenses. Our unconsolidated subsidiaries completed a similar assessment for licensing costs. Our U.S. and Canadian unconsolidated subsidiaries also determined that their licensing costs have indefinite lives and ceased amortization of those costs. We also re-assessed the useful life of our customer lists and determined that a five-year life continues to be appropriate.

      Upon adoption, SFAS No. 142 required a transitional impairment test using a fair value approach for acquired goodwill and other intangible assets deemed to have indefinite lives. Goodwill is to be evaluated for impairment using a two-step test. The first step consists of a review for potential impairment, while the second step, if required, calculates the amount of impairment, if any. Upon adoption of this standard, we completed a transitional impairment test for our acquired goodwill, determining fair value using primarily a discounted cash flow model. We determined that we had one reporting unit for purposes of testing goodwill, and therefore, the discounted cash flow model was largely a function of the cash flows of the enterprise. The determined fair value of the transitional impairment test was sufficient to pass the first step of the impairment test, and therefore, the second step was not performed and no impairment was recorded. The premise of the discounted cash flow model was based upon our internal plans related to the future cash flows of our primary assets. The model assumed no step-up in basis of the assets and depreciation was carried over at current levels. In order to assess our fair value in its entirety, following the calculation of the discounted cash flows of our primary assets, the fair value of our interest-bearing debt was deducted and the fair values of our assets not contributing to the discounted cash flows of our primary assets, primarily our unconsolidated subsidiaries, were added to derive the fair value of our total net assets. However, this method of determining fair value would not have necessarily equated to the implied fair value that might have been derived from using the market price of our common stock.

      We also completed a transitional impairment test for U.S. licensing costs, calculating fair value using primarily a discounted cash flow model, and determined that there was no impairment to be recorded. The discounted cash flow model estimates the required resources and eventual returns from the build out of an operational network and acquisitions of customers, starting with only FCC licenses. In this manner, the cash flows are isolated as specifically pertaining to the FCC licenses. A majority of the U.S. licensing costs were tested for impairment on an aggregate basis, which is consistent with our management of the business and national scope of operations.

      During the first quarter of 2002, we recorded a cumulative effect of change in accounting principle of $166 million, net of tax, associated with our portion of transitional impairment charges recognized by our equity method unconsolidated subsidiaries upon adoption of SFAS No. 142. Of the total aftertax charge, $72 million and $7 million represented our proportionate share of impairments recognized by TeleCorp of its U.S. licensing costs and goodwill, respectively. The remaining $87 million represented our proportionate share of an impairment of licensing costs recognized by ACC. See “Impairment Charges” below for additional impairment charges recognized by our equity method unconsolidated subsidiaries, subsequent to adoption.

      At December 31, 2002, the carrying values of goodwill and U.S. licensing costs were $7,199 million and $13,949 million, respectively. Had SFAS No. 142 been applied as of January 1, 2000, and we ceased amortization of our goodwill and U.S. licensing costs, our income before cumulative effect of change in accounting principle would have been higher by $0.15 and $0.11 per share for the years ended December 31, 2001 and 2000, respectively.

      On a prospective basis, we are required to test both acquired goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, for impairment on an annual basis based upon a fair value approach. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale, or disposition of a significant portion of the business, or other factors. If our market value continues to be less than our book value for an extended period of time, it could trigger the need for impairment tests of acquired goodwill between annual tests. Other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. During the third quarter of 2002, we completed our annual impairment tests for both acquired goodwill and U.S. licensing costs using methodologies consistent with those applied for our transitional impairment tests performed as of January 1, 2002. Such testing resulted in no impairment charge to goodwill, as the determined fair value was again sufficient to pass the first step impairment test.

      We believe that a discounted cash flow model is the best measure of fair value for our reporting unit. However, the average trading values of our common stock for the quarters ended March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002, were $8.52, $5.65, $4.22, and $6.68, respectively, reflecting a market capitalization that is significantly lower than the fair value determined using discounted cash flows. If market prices were used to derive the fair value of the reporting unit, such values would need to consider other items that may affect the fair value of the reporting unit as a whole, such as a control premium. If this method was used and we failed to pass the first step of the impairment test, it is reasonably possible that a goodwill impairment would result. While we do not use our market price to determine the fair value of our reporting unit, we expect convergence between our market capitalization and discounted cash flow valuation to occur over time. If this does not occur, it may signal the need for impairment charges.

      The first annual reassessment of our licensing costs resulted in a total pretax impairment charge of $1,329 million. See “Impairment Charges” below for further information regarding these tests.

      Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Our initial adoption of this statement did not have a material impact on our results of operations, financial position, or cash flows.

RESULTS OF OPERATIONS

      The following discussion describes the financial condition and results of operations of AT&T Wireless Services. This discussion includes the effect of certain other subsidiaries, assets, and liabilities of AT&T that constituted AT&T Wireless Group. AT&T contributed to us all of the subsidiaries, assets, and liabilities that constituted AT&T Wireless Group. Consistent with our historical financial statements, we have treated these contributions and related transactions in a manner similar to a pooling of interests and we have assumed that these contributions and related transactions were completed in historical periods prior to the split-off by the legal entity AT&T Wireless Services.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included within “Item 8. Financial Statements and Supplementary Data” of this report and provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations for the years ended December 31, 2002, 2001, and 2000 and financial condition as of December 31, 2002 and 2001. The comparison of the 2002 results with 2001 was affected by the closing of the TeleCorp acquisition on February 15, 2002. The results of TeleCorp have been included in our consolidated financial results since that date. Additionally, as discussed below, we recorded several impairment charges and deferred tax valuation allowances during the year ended December 31, 2002. The comparison of the 2001 results with 2000 was affected by the acquisitions that occurred during 2000, discussed above under “Other Strategic Acquisitions,” as well as the sale and exchange of several equity interests in unconsolidated subsidiaries resulting in significant net gains in the statement of operations for the years ended December 31, 2001 and 2000. The results of our discontinued fixed wireless business are discussed within “Income (loss) from discontinued operations per share.” As a result of our discontinuation of the fixed wireless business, we operate in a single line of business.

Impairment Charges

      Effective January 1, 2002, we adopted SFAS No. 142. SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition, as well as how they are to be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 required a transitional impairment test using a fair value approach for acquired goodwill and other intangibles deemed to have indefinite lives. Additionally, SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair values of the goodwill and other indefinite-lived intangible assets with their carrying amounts. See “Adoption of SFAS No. 142 and No. 144” above for further discussion of our adoption of SFAS No. 142.

      In addition to reviewing our goodwill and other indefinite-lived intangible assets for impairment, we also review our significant equity and cost method unconsolidated subsidiaries for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These reviews are performed to determine whether a decline in the fair value of an investment below its carrying value is deemed to be other than temporary.

Impairment of Licensing Costs of Consolidated Subsidiaries

      We completed our annual impairment tests for both goodwill and U.S. licensing costs during the third quarter of 2002, using methodologies consistent with those applied at the time of the initial adoption of SFAS No. 142 on January 1, 2002. Such testing resulted in no impairment charge to goodwill. FCC licenses that support our U.S. strategic plan, which represent a majority of the licensing costs’ carrying value, were aggregated and valued using a discounted cash flow model. The remaining non-strategic licenses were valued on a license-by-license basis using primarily comparative market transaction data to determine a fair value. These tests resulted in a total pretax impairment charge of $1,329 million, which was recorded as an impairment of licensing costs during the third quarter of 2002. We believe that the declines in the fair value of our licenses are due principally to uncertainty about industry prospects in light of continuing price competition, slowing subscriber growth, and the continued weakness of the U.S. economy.

Impairment of Licensing Costs of Equity Method Unconsolidated Subsidiaries

      We recognized pretax losses of $349 million in the third quarter of 2002 associated with our portion of impairment charges recognized by our equity method unconsolidated subsidiaries as a result of their annual impairment tests of U.S. licensing costs as required by SFAS No. 142. These pretax charges consisted of $240 million, $84 million, and $25 million of our proportionate share of impairments of licensing costs recognized by Cascade Wireless, LLC (Cascade), Alaska Native Wireless, LLC (ANW), and Lewis and Clark Communications, LLC (Lewis and Clark), respectively. These charges are included in net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax, for the year ended December 31, 2002.

Impairment Charges of Equity Method Unconsolidated Subsidiaries

      During the third quarter of 2002, we performed our annual impairment review of our significant investments in and advances to unconsolidated subsidiaries. As a result, we recognized $464 million of pretax impairment charges due to declines in the fair values of several equity method unconsolidated subsidiaries that management deemed to be other than temporary. The majority of the total pretax charge represented impairments of our investments in Rogers Wireless Communications Inc. (Rogers Wireless), EuroTel Praha, spol. s.r.o., and BPL Cellular Ltd. of $232 million, $185 million, and $24 million, respectively. These charges are included in net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax, for the year ended December 31, 2002.

      During the second quarter of 2002, we recognized a $120 million pretax impairment charge in net equity (losses) earnings from investments in unconsolidated subsidiaries associated with our investment in ACC Acquisition LLC, which is the parent company of ACC. This impairment represented a write-off of our remaining investment balance. The impairment charge was recognized due to a reassessment of the fair value of our investment following ACC’s failure to comply with the total debt leverage ratio covenant contained in ACC’s bank credit facility.

      During the fourth quarter of 2001, we recognized $107 million of pretax impairment charges in net equity (losses) earnings from investments in unconsolidated subsidiaries associated with declines in the fair values of our equity method unconsolidated investments in Rogers Wireless and BPL Cellular Ltd. of $63 million and $44 million, respectively, as management deemed these declines to be other than temporary.

Impairment Charges of Cost Method Unconsolidated Subsidiaries

      During the third quarter of 2002, we recognized a $187 million pretax impairment charge related to our cost method investment in Dobson Communications Corporation (Dobson) due to a decline in the fair value of the investment that management deemed to be other than temporary. Of the total pretax charge, $173 million related to our investment in Dobson’s Series AA preferred stock and $14 million to our remaining investment in Dobson’s common stock. Additionally, in the first quarter of 2002, we recorded a pretax impairment charge of $57 million related to our common stock investment in Dobson due to a decline in the quoted market price of Dobson’s common stock that management deemed to be other than temporary. These charges are included in other (expense) income for the year ended December 31, 2002. See “Investments in and Advances to Unconsolidated Subsidiaries” below for a discussion of a pending transaction involving our investment in Dobson’s Series AA preferred stock.

Tax Valuation Allowances

      Due to the adoption of SFAS No. 142, the period of reversal for deferred tax liabilities related to goodwill and licensing costs can no longer be reasonably estimated. As a result, we may not rely on the reversal of deferred tax liabilities associated with goodwill and licensing costs as a means to realize our deferred tax assets, which primarily represent tax net operating losses. Additionally, due to the lack of earnings history as an independent company and impairment charges recognized on our licensing costs and unconsolidated subsidiaries, we cannot rely on forecasts of future earnings as a means to realize our deferred tax assets. Accordingly, we have determined that, pursuant to the provisions of SFAS No. 109, “Accounting For Income Taxes,” deferred tax valuation allowances are required on those deferred tax assets. In 2002, we recorded deferred tax valuation allowances of $970 million. The valuation allowances included $524 million related to deferred tax assets associated with our equity method unconsolidated subsidiaries, which was recorded in net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax. The valuation allowances also included $446 million related to our continuing operations, excluding net equity (losses) earnings from investments in unconsolidated subsidiaries, which was recorded in provision for income taxes. As a result of recording this allowance, our 2002 effective income tax rate was substantially different from the U.S. federal statutory income tax rate. Future valuation allowance requirements may be impacted by the 2002 net operating loss carryback claim to AT&T (see “Income Tax Net Operating Loss Refunds” below), which may be reflected as a contribution to additional paid-in capital in shareholders’ equity.

Year Ended December 31, 2002, Compared with the Year Ended December 31, 2001

	For the Years Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
REVENUE
Services	$14,483	$12,532	$1,951	15.6%
Equipment	1,148	1,078	70	6.5%

Total revenue	$15,631	$13,610	$2,021	14.8%

      Services revenue primarily includes monthly recurring charges, airtime and toll usage charges, and roaming charges billed to both our customers and other wireless service providers. Services revenue is recognized based upon minutes of use processed and contracted fees, and is net of credits and adjustments for service discounts. Amounts collected in advance of the service period, primarily related to our prepaid customers, are recorded as unearned revenue and are recognized when earned. Customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized over the estimated customer relationship period. Services revenue is derived primarily from voice services. Revenue from data services has not been material in any of the periods presented. We do not anticipate that revenue from data services will be material to our overall services revenue during 2003. Equipment revenue is generated primarily from the sale of wireless handsets and accessories. We generally sell handsets to our subscribers and distributors at or below our cost. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer or distributor, as this is considered to be a separate earnings process from the sale of wireless services.

      Total revenue grew 14.8 percent to $15,631 million, an increase of $2,021 million, in the year ended December 31, 2002, compared with the prior year. Approximately one third of this increase resulted from revenue associated with TeleCorp subsequent to its acquisition on February 15, 2002.

      Services revenue for the year ended December 31, 2002, grew to $14,483 million, an increase of $1,951 million, or 15.6 percent, compared with 2001. Services revenue increased due to growth in the subscriber base, including the impact of subscribers acquired with the TeleCorp acquisition, which more than offset the effect of a decline in ARPU.

      As of December 31, 2002, we had 20.9 million consolidated subscribers, including subscribers acquired with TeleCorp, an increase of 15.6 percent compared with December 31, 2001. Net consolidated wireless subscriber additions during the year ended December 31, 2002, totaled 2.0 million, representing a decrease of 32.6 percent over the prior year. The slower growth in our net subscriber additions for the year ended December 31, 2002, was attributed to decreased net additions from our reseller channel, primarily related to WorldCom’s exit from the reseller business, a shorter retail holiday season, and a continued weak economy, as well as a decrease in our prepaid net additions. Prepaid subscribers as of December 31, 2002, remained a mid-single-digit percentage of the total consolidated subscriber base, similar to the prior year.

      Our churn rate for the year ended December 31, 2002, was 2.6 percent, down from 2.9 percent in 2001. The churn rate related to our postpaid customers of 2.4 percent for the year ended December 31, 2002, also improved from our 2001 postpaid churn of 2.6 percent. The improvement to both our overall and postpaid churn versus the prior year, despite the negative impact to us from WorldCom, was largely the result of companywide initiatives, including customer retention programs.

      Our ARPU for the year ended December 31, 2002, was $60.20, a decrease of 3.8 percent compared with 2001. Our ARPU decline versus the prior year period reflected continuing competitive pricing and our success in attracting a broader base of new customers and assisting existing customers in moving to more optimal calling plans based on their needs. Despite this decline in ARPU, average minutes of use per subscriber increased for the year ended December 31, 2002, compared with the prior year. Average minutes of use per subscriber per month were 477 and 382 for 2002 and 2001, respectively. The growth in the current year is generally due to subscribers continuing to shift toward calling plans with higher buckets of minutes, including roaming minutes.

      Equipment revenue for the year ended December 31, 2002, was $1,148 million, an increase of $70 million, or 6.5 percent, compared with 2001. Equipment revenue for 2002 increased from the prior year primarily due to a higher volume of handset and accessory sales, as well as additional equipment revenues associated with our acquisition of TeleCorp.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
Costs of services	$4,558	$3,991	$567	14.2%
As a percentage of Services revenue	31.5%	31.8%

      Costs of services consist primarily of costs to operate and maintain our TDMA and GSM networks, incollect expenses (the roaming costs paid to other wireless providers), and access, interconnection, and toll charges paid to connect our customers’ calls on other carriers’ networks. Additionally, costs of services include the provision for uncollectible receivables and non-income related taxes. Costs of services for the year ended December 31, 2002, were $4,558 million, an increase of $567 million, or 14.2 percent, compared with the year ended December 31, 2001. Approximately one-half of the increase resulted from higher costs required to operate and maintain our networks. The other approximate one-half of the increase was attributable to our subscribers’ increased minutes of use, which resulted in an increase in the access, toll, and other connection charges paid to connect calls on other carriers’ networks. Both the increased network costs and the higher minutes of use resulted from growth in our subscriber base, including those subscribers added with the acquisition of TeleCorp. These increases over the prior year were partially offset by a decline in incollect expenses due to a lower average incollect rate per minute we pay to other carriers reduced to some extent by higher incollect minutes of use.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
Costs of equipment sales	$2,274	$2,037	$237	11.7%

      Costs of equipment sales include the costs of the handsets and accessories sold to new as well as existing customers and the related distribution and shipping costs. Costs of equipment sales for the year ended December 31, 2002, were $2,274 million, an increase of $237 million, or 11.7 percent, compared with the year ended December 31, 2001. The increase in costs of equipment sales in 2002, as compared with the prior year, resulted from an increase in the volume of handsets sold, additional equipment costs associated with our acquisition of TeleCorp, and increased subsidies of handsets associated with new subscriber additions and retention efforts to maintain our existing subscriber base.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
Selling, general, and administrative	$4,977	$4,482	$495	11.0%
As a percentage of Services revenue	34.4%	35.8%

      Selling, general, and administrative (SG&A) expenses for the year ended December 31, 2002, were $4,977 million, an increase of $495 million, or 11.0 percent, compared with the prior year. Over one-half of the increase in SG&A costs in 2002 resulted from increased customer care, subscriber billing, and other general and administrative expenses to support growth in the subscriber base. The remaining increase was primarily due to higher subscriber acquisition costs, primarily related to higher sales commissions rates. Partially offsetting these increases was a slight decline in advertising and promotion expenses in 2002, as compared with the prior year. Cost per gross subscriber addition (CPGA), which includes the cost of handset subsidies related to new subscriber acquisitions, which are recorded in Costs of equipment sales, was $377 for the year ended December 31, 2002, a 12.9 percent increase compared with the year ended December 31, 2001. The increase in CPGA compared with the prior year was attributable to higher variable costs including our equipment subsidies and sales commission rates; the inclusion of TeleCorp’s acquisition costs, which has a higher cost structure; WorldCom’s exit from the wireless reseller business, which eliminated our lowest cost acquisition channel; and higher fixed costs, including our employee and retail store related costs.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
Depreciation and amortization	$2,751	$2,502	$249	9.9%

      Depreciation and amortization expenses for the year ended December 31, 2002, were $2,751 million, an increase of $249 million, or 9.9 percent, compared with the year ended December 31, 2001. The increase in depreciation and amortization expenses resulted primarily from growth in our depreciable asset base from capital expenditures associated with the build out of our next-generation (GSM/ GPRS) network and expansion of our TDMA network, and from equipment acquired with the TeleCorp acquisition. Increased amortization expenses associated with higher levels of capitalized software also contributed to the increase over the prior year. Capital expenditures, excluding capital additions related to internal-use software, were $4,884 million and $5,045 million for the years ended December 31, 2002 and 2001, respectively. Capital additions related to internal-use software were $243 million and $311 million for the years ended December 31, 2002 and 2001, respectively. Partially offsetting the increases in depreciation expense in 2002 was a reduction in amortization expense associated with our adoption of SFAS No. 142. As a result of the adoption of this statement, effective January 1, 2002, we are no longer amortizing goodwill and other indefinite-lived intangible assets, including U.S. licensing costs. Amortization of goodwill and licensing costs for the year ended December 31, 2001, was $513 million.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
Impairment of licensing costs	$1,329	$—	$1,329	100.0%

      Impairment of licensing costs of $1,329 million resulting from our annual assessment required by SFAS No. 142 was recorded during the third quarter of 2002. Specifically, SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets, including U.S. licensing costs, be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the goodwill and U.S. licensing costs with their carrying amounts. We completed our annual assessment during the third quarter using methodologies consistent with those applied at the time of the initial adoption of SFAS No. 142 on January 1, 2002. There was no impairment charge required for goodwill as a result of our annual assessment.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
Other (expense) income	$(123)	$374	$(497)	(132.9)%

      Other (expense) income primarily includes interest income, impairment charges associated with our equity investments accounted for under the cost method, fair value adjustments of certain derivative instruments, and losses on the early extinguishment of debt. Other (expense) income was expense of $123 million and income of $374 million for the years ended December 31, 2002 and 2001, respectively. Other (expense) income for 2002 consisted primarily of other expenses of $244 million in total pretax impairment charges related to our investments in Dobson preferred and common stock and $20 million of pretax losses associated with the early extinguishment of debt. Partially offsetting these expenses was interest income of $74 million earned during 2002, as well as a $38 million pretax gain on the sale of licenses to Triton PCS, Inc. recognized in the fourth quarter of 2002. Other (expense) income for 2001 consisted primarily of $278 million of interest income mainly related to the DoCoMo proceeds that we loaned back to AT&T. Other (expense) income for 2001 also included $73 million of income from mark-to-market adjustments related to fair value adjustments associated with warrants held by DoCoMo to purchase our common stock that previously were required to be adjusted to fair value.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
Interest expense	$669	$386	$283	73.2%

      Interest expense, net of amounts capitalized, consists primarily of interest on our Senior Notes, including the impact of our interest rate swap agreements, and interest on the TeleCorp Wireless, Inc. and Tritel PCS,

Inc. Senior Subordinated Notes that we assumed in conjunction with our acquisition of TeleCorp. Prior to our split-off from AT&T, interest expense consisted primarily of interest on intercompany debt owed to AT&T. Interest expense for the year ended December 31, 2002, was $669 million, an increase of $283 million, or 73.2 percent, compared with the year ended December 31, 2001. Interest expense for the year ended December 31, 2002, increased primarily due to a full year’s worth of interest expense associated with our $6.5 billion Senior Notes offering, which occurred in March 2001; interest on the $3.0 billion Senior Notes offering, which occurred in April 2002; and interest associated with the TeleCorp debt we assumed. These amounts were partially offset by the elimination of interest paid on the AT&T debt in 2001, as a result of the split-off. Additionally, interest expense in 2002 was favorably impacted by our interest rate swap agreements. During 2002, we increased our hedged debt to $2.8 billion, up from $700 million during 2001.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
Provision for income taxes	$55	$311	$(256)	(82.4)%

      Provision for income taxes was $55 million for the year ended December 31, 2002, compared to $311 million in the prior year. The tax benefits generated by our losses from continuing operations, excluding net equity (losses) earnings from investments in unconsolidated subsidiaries, during 2002 were offset by $446 million of deferred tax valuation allowances (see “Tax Valuation Allowances” above).

      The 2001 annual effective income tax rate for continuing operations, excluding net equity (losses) earnings from investments in unconsolidated subsidiaries, was 53.0 percent, and was primarily impacted by the amortization of non-deductible goodwill, reserve adjustments associated with the split-off, and fair value adjustments associated with the common stock warrants held by DoCoMo.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	$(1,100)	$(75)	$(1,025)	(1,362.8)%

      We incurred net equity losses from investments in unconsolidated subsidiaries of $1,100 million for the year ended December 31, 2002, compared to net equity losses of $75 million in 2001. For the year ended December 31, 2002, net equity losses from investments in unconsolidated subsidiaries primarily included impairment charges totaling $939 million and a charge of $108 million resulting from amending our venture agreement with ANW. Due to our cumulative losses, we did not record any tax benefits associated with these charges. The impairment charges included $584 million of charges, which were primarily associated with the write-down of our equity method unconsolidated subsidiaries in Rogers Wireless, Eurotel Praha, spol. s.r.o., ACC Acquisition LLC (the parent company of ACC), and BPL Cellular Ltd. of $232 million, $185 million, $120 million, and $24 million, respectively. These impairments were recorded as declines in the fair values of these investments during 2002 were deemed to be other than temporary. Additionally, we recognized losses of $349 million in the third quarter of 2002 associated with our portion of impairment charges recognized by our equity method unconsolidated subsidiaries as a result of their annual impairment tests of other indefinite-lived intangible assets as required by SFAS No. 142. Of this total charge, $240 million, $84 million, and $25 million represented impairments of licensing costs recognized by Cascade, ANW, and Lewis and Clark, respectively. The $108 million charge associated with amending our venture agreement with ANW reflects the difference between amounts previously accrued for our potential obligation to acquire the other owners’ interests under the original terms of the venture agreement and our current obligation as a result of this amendment. Net equity losses from investments in unconsolidated subsidiaries for the year ended December 31, 2001, included pretax impairment charges of $107 million associated with declines in the fair values of our equity method unconsolidated investments in Rogers Wireless and BPL Cellular Ltd., as well as a $298 million aftertax gain on the sale of Japan Telecom in April 2001. Excluding the impacts of the gain on the sale of Japan Telecom, the charge associated with the amendment of the ANW agreement, and the impairment charges, net equity (losses) earnings from investments in unconsolidated subsidiaries improved approximately $254 million for 2002 as compared with the prior year. This improvement primarily resulted from our consolidation of TeleCorp in 2002, in addition to our no longer recording equity losses related to three of our investments as our cumulative losses recognized has exceeded our carrying value.

	For the
	Years Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
Loss from operations of discontinued business (net of tax benefit of $(169))	$—	$(273)	$273	100.0%
Gain (loss) on disposal of discontinued business (net of tax provision (benefit) of $29 and $(504))	$47	$(814)	$861	105.8%

      We recognized income from discontinued operations, net of tax, of $47 million for the year ended December 31, 2002, compared to a loss from discontinued operations of $1,087 million in the prior year. The income recorded during 2002 consisted of adjustments to the recoverability of assets and accruals related to costs to exit the fixed wireless business. The losses from discontinued operations for 2001 represented the loss on disposal of the fixed wireless business as well as operational losses associated with the fixed wireless business prior to its write-down. The disposition of the fixed wireless business was completed during 2002.

	For the
	Years Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
Cumulative effect of change in accounting principle (net of tax benefit of $103)	$(166)	$—	$(166)	(100.0)%

      Cumulative effect of change in accounting principle, net of tax, was a loss of $166 million during the year ended December 31, 2002, and related to our proportionate share of impairment charges recorded by our equity method unconsolidated subsidiaries upon their adoption of SFAS No. 142 effective January 1, 2002. Of the total 2002 aftertax charge, $72 million and $7 million represented our proportionate share of impairments recognized by TeleCorp of its licensing costs and goodwill, respectively. The remaining $87 million represented our proportionate share of an impairment of licensing costs recognized by ACC.

	For the
	Years Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
Accretion of mandatorily redeemable preferred stock	$18	$—	$18	100.0%

      Accretion of mandatorily redeemable preferred stock was $18 million during the year ended December 31, 2002, and represented the dividend accretion associated with the mandatorily redeemable preferred stock issued by us in February 2002 in conjunction with our acquisition of TeleCorp.

	For the
	Years Ended
	December 31,

	2002	2001	$ Change	% Change

	(In millions)
Dividend requirements on preferred stock held by AT&T, net	$—	$76	$(76)	(100.0)%

      Dividend requirements on preferred stock held by AT&T, net of tax, decreased to zero for the year ended December 31, 2002, down from $76 million for 2001. We redeemed this preferred stock during the second quarter of 2001.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change

Loss (income) per basic and diluted share:
(Loss) income from continuing operations available to common shareholders	$(0.82)	$0.05	$(0.87)
Income (loss) from discontinued operations	0.01	(0.43)	0.44
Cumulative effect of change in accounting principle	(0.06)	—	(0.06)

Net (loss) income available to common shareholders	$(0.87)	$(0.38)	$(0.49)

      (Loss) income from continuing operations available to common shareholders per share was a loss of $0.82 for the year ended December 31, 2002, compared with income of $0.05 for the prior year. The increased loss per share was primarily attributable to the per-share impact of the impairment charges and deferred tax valuation allowances recorded during 2002. Additionally, income from continuing operations available to common shareholders in 2001 included an aftertax gain of $298 million associated with the sale of our equity interest in Japan Telecom.

      Income (loss) from discontinued operations per share was income of $0.01 for the year ended December 31, 2002, compared with a loss of $0.43 for the prior year. The income (loss) from discontinued operations for the year ended December 31, 2001, included the impact of the $0.8 billion aftertax charge associated with the loss recorded on disposal of the fixed wireless business.

      Cumulative effect of change in accounting principle per share was a loss of $0.06 for the year ended December 31, 2002, compared with zero for the prior year.

      Net (loss) income available to common shareholders per share was a loss of $0.87 for the year ended December 31, 2002, compared with a loss of $0.38 for the year ended December 31, 2001. The increased loss per share was primarily attributable to the per-share impact of the impairment charges and deferred tax valuation allowances recorded during 2002 and the aftertax gain of $298 million associated with the sale of our equity interest in Japan Telecom in 2001. Partially offsetting this impact was the effect of the loss recorded on the discontinuation of the fixed wireless business during 2001.

Year Ended December 31, 2001, Compared with the Year Ended December 31, 2000

	For the Years Ended
	December 31,

	2001	2000	$ Change	% Change

	(In millions)
REVENUE
Services	$12,532	$9,374	$3,158	33.7%
Equipment	1,078	1,072	6	0.6%

Total revenue	$13,610	$10,446	$3,164	30.3%

      Total revenue increased 30.3 percent to $13,610 million for the year ended December 31, 2001, compared with the prior year. Services revenue for the year ended December 31, 2001, was $12,532 million, an increase of $3,158 million, or 33.7 percent, compared with 2000. The services revenue growth was affected by the results of acquisitions that closed during 2000, as well as by growth associated with net subscriber additions during 2001. This growth was partially offset by a decline in ARPU.

      As of December 31, 2001, we had over 18 million consolidated subscribers, an increase of 19.0 percent compared with the prior year. Net consolidated wireless subscriber additions in the year ended December 31,

2001, totaled 2.9 million, a 14.1 percent increase over the prior year, including 927,000 during the fourth quarter. Our churn rate for the year ended December 31, 2001, was 2.9 percent, comparable to our churn rate for the year ended December 31, 2000. The churn rate related to our postpaid customers for the year ended December 31, 2001, declined to 2.6 percent, down from 2.7 percent in the prior year. Prepaid subscribers as of December 31, 2001, remained a mid-single-digit percentage of the total consolidated subscriber base, similar to the prior year-end.

      Our ARPU for the year ended December 31, 2001, was $62.60, a decrease of 8.2 percent compared with 2000. Our ARPU decreased as a result of competitive pricing pressures and market segmentation efforts, despite an increase in average minutes of use per subscriber for the year ended December 31, 2001, compared with the prior year.

      Equipment revenue for the year ended December 31, 2001, was $1,078 million, an increase of $6 million, or 0.6 percent, compared with 2000. Equipment revenue for the year ended December 31, 2001, compared with the prior year, was affected by a decline in the average revenue per item sold, offset by an increase in quantities of equipment sold.

	For the Years
	Ended
	December 31,

	2001	2000	$ Change	% Change

	(In millions)
Costs of services	$3,991	$3,017	$974	32.3%
As a percentage of Services revenue	31.8%	32.2%

      Costs of services for the year ended December 31, 2001, were $3,991 million, an increase of $974 million, or 32.3 percent, compared with 2000. Approximately one-third of this increase was due to growth in the subscriber base and their increased minutes of use, which resulted in an increase in the access, toll, and other connection charges paid to connect calls on other networks, including AT&T. An additional approximate one-third of the increase resulted from higher costs to maintain our owned and operated network, driven by continued expansion of our network during 2001, as well as the related increase in our network associated with acquisitions which occurred during 2000. The remaining increase was a result of higher provisions for uncollectible receivables and an increase in non-income related taxes.

	For the Years
	Ended
	December 31,

	2001	2000	$ Change	% Change

	(In millions)
Costs of equipment sales	$2,037	$2,041	$(4)	(0.2)%

      Costs of equipment sales for the year ended December 31, 2001, were $2,037 million. This represented a decrease of $4 million, or 0.2 percent, compared with 2000. Costs of equipment sales for the year ended December 31, 2001, as compared with the prior year, were affected by a decrease in the average cost of items sold. Offsetting these decreases was an increase in the number of items sold.

	For the Years
	Ended
	December 31,

	2001	2000	$ Change	% Change

	(In millions)
Selling, general, and administrative	$4,482	$3,512	$970	27.6%
As a percentage of Services revenue	35.8%	37.5%

      Selling, general, and administrative (SG&A) expenses for the year ended December 31, 2001, were $4,482 million, an increase of $970 million, or 27.6 percent, compared with the prior year. Nearly one-half of this increase in SG&A was due to higher marketing and selling costs, primarily advertising and promotions, and commissions and other employee-related expenses associated with the 34.7 percent increase in gross consolidated subscriber additions for the year ended December 31, 2001, compared with the prior year.

CPGA, which includes the cost of handset subsidies related to new subscriber acquisitions recorded in Costs of equipment sales, was $334 for the year ended December 31, 2001, a 9.0 percent decline compared with the prior year.

	For the Years
	Ended
	December 31,

	2001	2000	$ Change	% Change

	(In millions)
Depreciation and amortization	$2,502	$1,639	$863	52.7%

      Depreciation and amortization expenses for the year ended December 31, 2001, were $2,502 million, an increase of $863 million, or 52.7 percent, compared with 2000. The increase in depreciation and amortization expenses primarily resulted from growth in our depreciable asset base resulting from capital expenditures to increase the capacity of the network and improve call quality, as well as the impact of a full year’s worth of depreciation expense associated with property, plant, and equipment acquired with the acquisitions that closed during 2000. Capital expenditures, excluding capital additions related to internal-use software, were $5,045 million and $3,714 million for the years ended December 31, 2001 and 2000, respectively. Capital additions related to internal-use software were $311 million and $162 million for the years ended December 31, 2001 and 2000, respectively. Additionally, effective January 1, 2001, we shortened the lives of certain wireless communications equipment, which increased depreciation expense approximately $136 million, increased net loss available to common shareholders approximately $84 million, and increased net loss available to common shareholders per basic and diluted share approximately $0.03, for the year ended December 31, 2001. Lives were primarily shortened to fully depreciate all such equipment within seven years. Similar equipment acquired after January 1, 2001, has a useful life no longer than seven years. Amortization expense, which includes amortization of goodwill, licensing costs, and other acquisition-related intangibles, increased for the year ended December 31, 2001, as a result of a full year’s worth of amortization associated with acquisitions that closed during 2000.

	For the Years
	Ended
	December 31,

	2001	2000	$ Change	% Change

	(In millions)
Other (expense) income	$374	$534	$(160)	(30.0)%

      Other (expense) income for the year ended December 31, 2001, was income of $374 million, compared with income of $534 million for the year ended December 31, 2000. Other (expense) income for the year ended December 31, 2001, primarily included interest income of $278 million and $73 million of gains associated with fair value adjustments related to the common stock warrants in AT&T Wireless Services which are held by DoCoMo and were considered to be derivative financial instruments. In December of 2001, the terms of the warrants were amended such that the warrants no longer require fair value adjustments subsequent to December 2001. Other (expense) income for the year ended December 31, 2000, included a pretax gain of $379 million recognized on transactions associated with our affiliate investment in TeleCorp, interest income of $143 million on our note receivable from AT&T, and pretax gains totaling $141 million associated with the sale of two equity method unconsolidated subsidiaries during the second quarter of 2000. Additionally, other (expense) income for the year ended December 31, 2000, included a pretax loss of $184 million associated with the acquisition of the Los Angeles cellular property resulting from AB Cellular’s redemption of our equity interest in AB Cellular.

	For the Years
	Ended
	December 31,

	2001	2000	$ Change	% Change

	(In millions)
Interest expense	$386	$85	$301	353.6%

      Interest expense for the year ended December 31, 2001, was $386 million, an increase of $301 million, or 353.6 percent, compared with 2000. The increase in interest expense related primarily to interest expense associated with the $6.5 billion Senior Notes offering that occurred in March 2001. This increase was partially offset by a decrease in intercompany interest paid to AT&T.

	For the Years
	Ended
	December 31,

	2001	2000	$ Change	% Change

	(In millions)
Provision for income taxes	$311	$246	$65	26.8%

      The provision for income taxes for the year ended December 31, 2001, was $311 million, compared with $246 million for the year ended December 31, 2000. The annual effective income tax rate for the year ended December 31, 2001, was 53.0 percent, compared with 35.7 percent for the year ended December 31, 2000. The annual effective income tax rate for 2001 was affected by the amortization of non-deductible goodwill, reserve adjustments associated with the split-off, and fair value adjustments associated with the common stock warrants held by DoCoMo. The annual effective income tax rate for 2000 was affected by the amortization of non-deductible goodwill, as well as the sale of a foreign unconsolidated subsidiary.

	For the Years
	Ended
	December 31,

	2001	2000	$ Change	% Change

	(In millions)
Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	$(75)	$388	$(463)	(119.4)%

      Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax, were $75 million of losses for the year ended December 31, 2001, compared to $388 million of earnings for 2000, and were associated with our U.S. and international equity method unconsolidated subsidiaries. Net equity (losses) earnings from investments in unconsolidated subsidiaries for the year ended December 31, 2001, included a $298 million aftertax gain associated with the sale of our equity investment in Japan Telecom. Additionally, net equity (losses) earnings from investments in unconsolidated subsidiaries for the year ended December 31, 2001, included $66 million, net of tax, associated with impairment charges for market value declines of two international investments, as these declines were deemed to be other than temporary. Net equity (losses) earnings from investments in unconsolidated subsidiaries for the year ended December 31, 2000, included a $372 million aftertax gain recognized by our equity investment in AB Cellular on the redemption of our equity interest in December 2000. Excluding the 2001 and 2000 aftertax gains and impairments, net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax, decreased $323 million. Approximately three-quarters of this decrease was the result of equity earnings recognized during 2000 compared to 2001 related to CMT Partners and AB Cellular. The remaining decrease was associated with increased losses from U.S. affiliate investments, as well as international investments.

	For the Years
	Ended
	December 31,

	2001	2000	$ Change	% Change

	(In millions)
Dividend requirements on preferred stock held by AT&T, net	$76	$130	$(54)	(41.1)%

      At December 31, 2000, we had outstanding $3.0 billion of preferred stock held by AT&T that paid dividends at 9 percent per annum. In June 2001, we redeemed the $3.0 billion of preferred stock held by AT&T. Dividend requirements on this preferred stock for the year ended December 31, 2001, were

$76 million and for the year ended December 31, 2000, were $130 million, net of amounts recorded in accordance with a tax-sharing agreement between AT&T Wireless Services and AT&T.

	For the Years
	Ended
	December 31,

	2001	2000	$ Change

(Loss) income per basic and diluted share:
(Loss) income from continuing operations available to common shareholders	$0.05	$0.28	$(0.23)
Income (loss) from discontinued operations	(0.43)	(0.07)	(0.36)

Net (loss) income available to common shareholders	$(0.38)	$0.21	$(0.59)

      (Loss) income from continuing operations available to common shareholders per share was income of $0.05 for the year ended December 31, 2001, compared with income of $0.28 for the year ended December 31, 2000. Partially contributing to the decrease in income per share were lower gains associated with the sale and redemption of investments during 2001 as compared to 2000. The 2001 period included the gain recognized on the sale of our equity interest in Japan Telecom. The 2000 period included gains resulting from the sale of two equity method unconsolidated subsidiaries, the gain on the transactions associated with our affiliate investment in TeleCorp, and the net gain associated with the redemption of our equity interest in AB Cellular. Also contributing to the decrease in (loss) income from continuing operations available to common shareholders per share for the year ended December 31, 2001, was an increase in interest expense, as well as a decrease in net equity earnings from investments, excluding gains on the sale and redemption of our equity investments. These decreases were partially offset by an increase in operating income.

      Income (loss) from discontinued operations per share increased to a loss of $0.43 for the year ended December 31, 2001, compared with a loss of $0.07 for the year ended December 31, 2000. The income (loss) from discontinued operations for the year ended December 31, 2001, included the impact of the $0.8 billion aftertax charge associated with the loss on disposal of the fixed wireless business recorded during the fourth quarter.

      Net (loss) income available to common shareholders per share was a loss of $0.38 for the year ended December 31, 2001, compared to income of $0.21 for the year ended December 31, 2000. The decrease in net (loss) income available to common shareholders per share was driven by both lower income associated with our continuing operations and higher losses associated with our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to the split-off, financing activities for AT&T Wireless Services and the rest of AT&T Wireless Group were managed by AT&T on a centralized basis and were subject to the review of the AT&T Wireless Group capital stock committee of AT&T’s board of directors. Sources of funds included proceeds attributed from AT&T debt and equity offerings, intercompany borrowings from AT&T, internally generated funds, and proceeds attributed to us from AT&T related to DoCoMo’s investment. Non-cash capital contributions from AT&T related to acquisitions and initial investments funded by AT&T prior to the tracking stock offering totaled $539 million for the year ended December 31, 2000. In addition, AT&T performed cash management functions on our behalf. Cash balances maintained and reported by us prior to the split-off primarily represented cash balances for which no right of offset existed with AT&T. Effective with the split-off, we began performing cash management and financing activities as a stand-alone entity.

Sources of Cash

      We expect to fund our capital requirements for at least the next 12 months by using existing cash balances, which totaled $2.4 billion as of December 31, 2002; cash generated from operations; and if necessary, by accessing external sources of capital including the issuance of commercial paper, public equity or debt securities, or by drawing on our committed receivables securitization program and credit facilities. We may also generate cash from the sale of non-strategic investments or excess spectrum. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth.

      In February 2002, we received $382 million in cash from DoCoMo’s purchase of 26.7 million shares of our common stock pursuant to the exercise of their preemptive right in conjunction with our acquisition of TeleCorp.

      On April 16, 2002, we completed a public offering of $3.0 billion of Senior Notes. The Senior Notes are unsecured, ranking equally with our other senior unsecured indebtedness, with $250 million maturing on April 18, 2005, $750 million maturing on May 1, 2007, and $2.0 billion maturing on May 1, 2012. The notes pay interest semiannually at fixed rates ranging from 6.875 percent to 8.125 percent per annum.

Income Tax Net Operating Loss Refunds

      For the tax return period July 10, 2001, through December 31, 2001, we incurred a tax net operating loss (NOL) of $1.3 billion. Under our tax sharing agreement with AT&T, the net operating loss was carried back for a refund of taxes paid by AT&T, as the common parent of an affiliated group that included AT&T Wireless Services. We established a receivable in shareholders’ equity in the amount of $461 million as of December 31, 2002, with a corresponding increase to additional paid-in capital. In January 2003, we received $436 million relating to this refund claim. The remaining $25 million will be held in escrow pursuant to the terms of an agreement between AT&T and us, and will be reflected as a receivable from former parent, AT&T, until distribution from the escrow.

      For the year ended December 31, 2002, we estimate that we generated a NOL of $2.8 billion. For certain of these losses that could be up to approximately $1.5 billion, we will pursue a carryback claim for the tax benefits related to these losses, which can be offset against taxes paid by AT&T. The balance of any 2002 NOL not paid by AT&T can be carried forward to offset our taxable income in future years.

      The tax-sharing agreement between AT&T and us provides that we may not seek a refund for taxes relating back to periods before the split-off without AT&T’s consent, and that such consent may not be unreasonably withheld. Federal tax laws generally provide that we would only be entitled to a carryback benefit to the extent that the income of AT&T for the applicable carryback years is sufficient to absorb all of the carryback losses of AT&T and its affiliates in addition to our carryback losses. The amount of the refund from AT&T for the 2002 net operating loss, if any, and the timing of any such payment cannot be determined with certainty at this time.

Accounts Receivable Securitization Program, Credit Facilities, and Commercial Paper Agreements

      In March 2003, we renewed our accounts receivable securitization program and increased the size of the program from $1.2 billion to $1.6 billion. The program allows us to obtain financing collateralized by subscriber trade accounts receivable. Under the program, we can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary. The wholly owned subsidiary would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to fees including a program fee range of 15 to 25 basis points and a liquidity fee range of 22.5 to 50 basis points. Both fee ranges are based on our Senior Notes rating. We intend to use the proceeds from this financing arrangement for general corporate purposes. This financing arrangement is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event that our long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. See discussion of our credit ratings below. We are currently in compliance with the securitization covenants and have no amounts outstanding under this financing arrangement.

      On March 18, 2003, we renewed our $1.25 billion 364-day Competitive Advance and Revolving Credit Facility. Both our 364-day Competitive Advance and Revolving Credit Facility, which expires in March 2004, and our $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility, which expires in March 2006, require us to maintain certain financial ratios, including maintaining a net debt to EBITDA ratio (as defined in the agreement) of 4X or less and an interest coverage ratio of 3.5X or higher. We are currently in compliance with these financial ratios. The facilities are subject to a facility fee, which will fluctuate based on our Senior Notes rating. We currently have no amounts outstanding under the facilities.

      During June 2001, we finalized agreements with a group of commercial paper dealers to issue up to $2.5 billion of private placement commercial paper notes. The notes will be unsecured, ranking pari passu with our other unsubordinated and unsecured indebtedness. Maturity of the notes will be up to 365 days from the date of issue. Our commercial paper notes are rated A2 by Standard & Poor’s and P2 by Moody’s. If we decide to issue commercial paper notes, the rates would be reflective of these commercial paper market rates at the time of issuance. The commercial paper program is subject to customary commercial paper program covenants. We currently have not issued any notes under the program.

Credit Rating Discussion

      Our credit ratings impact our ability to obtain short- and long-term financing, and the cost of such financing. In determining our credit ratings, the rating agencies consider a number of factors, including our EBITDA, operating cash flow, total debt outstanding, off-balance sheet obligations, commitments, interest requirements, liquidity needs, and availability of liquidity. Other factors considered may include our business strategy, the condition of our industry, and our position within the industry. Although we understand that these and other factors are among those considered by the rating agencies, each agency might calculate and weigh each factor differently.

      Our credit ratings as of the date of this report were as follows:

Long-Term
Rating Agency	Debt Rating	Outlook

Moody’s(a)	Baa2	Negative
Standard & Poor’s(b)	BBB	Stable
Fitch(c)	BBB	Stable

(a)	On June 21, 2002, Moody’s changed the outlook for the entire wireless industry to negative, including changing our outlook from stable to negative. A negative outlook could result in our credit rating being lowered in the future. This change did not impact the availability or cost of our financing arrangements.

(b)	On June 20, 2002, Standard & Poor’s reaffirmed our long-term debt rating of BBB with a stable outlook.

(c)	On July 3, 2002, Fitch reaffirmed our long-term debt rating of BBB with a stable outlook.

Capital Requirements

      Our capital requirements during 2003 will be driven by capital expenditures associated with our network, interest payments, and acquisition of new subscribers. Additional capital requirements may include spectrum purchases, acquisitions of businesses, and cash contributions and advances to our unconsolidated subsidiaries.

Capital Requirements — Capital Expenditures and Other Capital Additions

      The operation, upgrade, and expansion of our networks will continue to require substantial amounts of capital. Our capital expenditures and other capital additions discussed below are calculated on an accrual basis, and therefore, may vary from the cash outflows reported during the period on our statements of cash flows. Capital expenditures, excluding capital additions related to internal-use software, totaled $4,884 million for the year ended December 31, 2002, which included $2,146 million during the fourth quarter of 2002. During 2002, we completed the launch of our next generation (GSM/ GPRS) network in our non-TeleCorp markets. Capital additions related to internal-use software totaled $243 million for the year ended December 31, 2002. During 2003, we expect to spend approximately $3.0 billion on capital expenditures, including capital additions related to internal-use software. Our planned use of 2003 capital expenditures will include expanding our existing GSM/ GPRS network, including completing the build-out of our GSM/ GPRS network in our TeleCorp markets and installing our EDGE network. We have entered into various purchase commitments for network equipment related to the development of our next-generation strategy. Those commitments totaled $915 million as of December 31, 2002, with payments to be made in 2003 and 2004.

Capital Requirements — Spectrum

      We may also require substantial capital to purchase additional spectrum. Access to additional spectrum in critical markets will help us to meet demand for existing wireless products and facilitate deployment of next-generation services in critical markets.

      During November 2000, we joined with others in the formation of a venture, ANW, which participated in the FCC’s Auction 35 of licensed spectrum in the 1900-megahertz band. In early 2001, the auction was completed, and ANW was the high bidder on approximately $2.9 billion in licenses. Pursuant to the original terms of the venture, we had committed to fund $2.6 billion to ANW to fund ANW’s purchase of the licenses. In June 2001, the federal appeals court for the D.C. Circuit ruled that the FCC had acted improperly in rescinding the licenses held by NextWave Telecom, Inc. and its affiliates (NextWave), which constituted most of the spectrum licenses offered in Auction 35. In August 2001, the FCC returned the licenses to NextWave, and on April 29, 2002, the FCC refunded $473 million to ANW, which was a portion of the down payment previously submitted for licenses on which ANW was the high bidder. On March 4, 2002, the FCC granted to ANW some of the non-NextWave licenses on which it was the high bidder, which required the payment of $90 million by ANW, which we funded during the first quarter of 2002.

      On November 14, 2002, the FCC announced it would allow bidders to withdraw from Auction 35 without penalty. On December 4, 2002, ANW applied to the FCC to withdraw its bids from Auction 35. As a result, we have been relieved of our commitment to fund ANW’s purchase of the remaining Auction 35 licenses. ANW was refunded $83 million, which was the remaining balance ANW had on deposit with the FCC as a down payment for the remaining licenses.

      On November 11, 2002, we and the other owners of ANW amended the terms of the venture. Pursuant to the revised agreements:

•	In December 2002, ANW made a prepayment of indebtedness to us of $181 million;

•	In December 2002, we paid $229 million to the other owners of ANW and ANW distributed certain amounts previously invested in ANW, resulting in distributions to us of $144 million and $233 million to the other owners of ANW; and

•	In March 2007, the other owners of ANW may elect to require us to purchase their interests in ANW for $145 million. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5 percent per annum.

      We recorded a charge of $108 million in the fourth quarter of 2002 to reflect the difference between amounts previously accrued for our potential obligation to acquire the other owners’ interests under the original terms of the venture and the $229 million payment made in December 2002.

      During the first quarter of 2002, we funded $251 million to Cascade for spectrum acquisitions and operational funding requirements, fully satisfying our commitment.

Capital Requirements — Acquisitions of Businesses

      On February 15, 2002, we acquired the 77 percent of TeleCorp that we did not already own. The aggregate purchase price totaled $2,414 million including $2,266 million of AT&T Wireless Services common stock issued (146 million shares), $133 million of AT&T Wireless Services mandatorily redeemable preferred stock issued (233,000 shares), and $15 million in cash.

      In February 2002, subsequent to the acquisition of TeleCorp, we purchased additional equity in TeleCorp. TeleCorp in turn contributed $955 million in total to TeleCorp Wireless, Inc. and Tritel PCS, Inc. The contributions were subsequently utilized by TeleCorp Wireless, Inc. and Tritel PCS, Inc. to repay all amounts outstanding, including principal, interest, and related fees, under their Senior Credit Facilities and

FCC debt. Additionally, TeleCorp Wireless, Inc. and Tritel PCS, Inc. repaid $20 million associated with the cancellation of interest rate swap agreements. Finally, we repaid $53 million of outstanding principal and interest of vendor financings owed by TeleCorp Wireless, Inc.

      On April 1, 2002, we completed an acquisition from Exelon Corp. of the remaining 49 percent minority interest in the Philadelphia market, in which we previously held a 51 percent ownership interest, for $285 million in cash.

Capital Requirements — Interest Payments

      Our Senior Notes and Senior Subordinated Notes include the following interest payment requirements and maturity dates:

			Interest
Principal Amount as of December 31, 2002	Interest Rate		Payments	Maturity

	(In millions)
AT&T Wireless Services, Inc. Senior Notes:
$250	6.875%	(1)	Semiannually	April 18, 2005
$1,000	7.350%	(1)	Semiannually	March 1, 2006
$750	7.500%	(1)	Semiannually	May 1, 2007
$3,000	7.875%		Semiannually	March 1, 2011
$2,000	8.125%	(1)	Semiannually	May 1, 2012
$2,500	8.750%		Semiannually	March 1, 2031

$9,500

TeleCorp Wireless, Inc. Senior Subordinated Notes:
$374	11.625%		(2)	April 15, 2009
$292	10.625%		Semiannually	July 15, 2010

$666

Tritel PCS, Inc. Senior Subordinated Notes:
$242	12.75%		(3)	May 15, 2009
$292	10.375%		Semiannually	January 15, 2011

$534

(1)	As of December 31, 2002, we had entered into interest rate swaps with a total notional value of $2.8 billion. On a semiannual basis, we pay a floating rate of interest equal to the six month LIBOR plus a fixed spread and receive a fixed rate in return ranging from 6.875 percent to 8.125 percent. The swaps were entered into as hedges of the fair value of $250 million of the 6.875 percent Senior Notes due April 2005, $1.0 billion of the 7.35 percent Senior Notes due March 2006, $750 million of the 7.5 percent Senior Notes due May 2007, and $800 million of the 8.125 percent Senior Notes due May 2012, and expire on the notes’ respective maturity dates. During the first quarter of 2003, we terminated all of our interest rate swaps. We received total cash proceeds of $289 million, of which $245 million represented the fair value of the portion of our long-term debt that was hedged. The remaining cash proceeds represented the fair value of the interest component of the hedged debt as of the termination dates of the interest rate swaps.

(2)	Interest accrues to the principal balance of these Discount Notes until April 15, 2004. Interest will be paid in cash semiannually beginning October 15, 2004.

(3)	Interest accrues to the principal balance of these Discount Notes until May 15, 2004. Interest will be paid in cash semiannually beginning November 15, 2004.

Capital Requirements — Debt Guarantees and Repayments

      On May 10, 2002, we guaranteed in the event of default the repayment of the interest and principal of the TeleCorp Wireless, Inc. and Tritel PCS, Inc. senior subordinated obligations amounting to $1.2 billion as of December 31, 2002. This guarantee ranks pari passu with our senior unsecured obligations. TeleCorp Wireless, Inc. and Tritel PCS, Inc. are both our consolidated operating subsidiaries. Provisions of the notes limit the use of cash and cash equivalents of each subsidiary. At December 31, 2002, Cash and cash equivalents included a combined $89 million of cash and cash equivalents that were held by TeleCorp Wireless, Inc. and Tritel PCS, Inc.

      In March 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35 percent, or $201 million aggregate principal amount at maturity, of the TeleCorp Wireless, Inc. 11.625 percent Senior Subordinated Discount Notes for $179 million in cash. The notes were redeemed in April 2002 with existing cash balances. During April 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35 percent, or $158 million in aggregate principal amounts at maturity, of the TeleCorp Wireless, Inc. 10.625 percent Senior Subordinated Notes for $174 million. Additionally, Tritel PCS, Inc. exercised its option to redeem 35 percent, or $158 million and $130 million in aggregate principal amounts at maturity, of the Tritel PCS, Inc. 10.375 percent Senior Subordinated Notes and the Tritel PCS, Inc. 12.75 percent Senior Subordinated Discount Notes, respectively, for $174 million and $115 million, respectively. These notes were redeemed in May 2002 with cash balances of TeleCorp Wireless, Inc. and Tritel PCS, Inc. These cash balances resulted from our purchase of additional equity in these subsidiaries.

Capital Requirements — Contractual Obligations

	Payments Due by Period(1)

		Less than			After
Contractual Obligations As of December 31, 2002	Total	1 year	2-3 years	4-5 years	5 years

	(In millions)
Operating leases(2)	$2,754	$611	$1,040	$557	$546
Dedicated leased lines(3)	617	198	317	102	—
Purchase obligations(4)	1,689	162	1,302	225	—
Long-term debt(5)	10,836	—	250	1,886	8,700
Obligation related to ANW venture agreement(6)	145	—	—	145	—
Mandatorily redeemable preferred stock(7)	857	—	—	—	857

Total contractual cash obligations	$16,898	$971	$2,909	$2,915	$10,103

(1)	Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	These commitments are associated with contracts that expire in various years through 2035. Payments due reflects fixed rent expense.

(3)	Represents our commitments with our primary local exchange carriers for dedicated leased lines. See Note 20 to our consolidated financial statements.

(4)	Unconditional purchase obligations include commitments to purchase network equipment and handsets related to the development of our next-generation strategy and commitments to purchase certain long-distance and network data services under our Master Carrier Agreement with AT&T. See Note 20 to our consolidated financial statements.

(5)	Amounts are equal to the annual maturities of our long-term debt outstanding as of December 31, 2002.

(6)	Represents our obligation associated with ANW’s other owners’ rights to require us to purchase their interests in ANW. See “Capital Requirements — Spectrum” above for further discussion of our venture agreement with ANW.

(7)	This commitment represents the total liquidation preference upon redemption (December 13, 2020) of the mandatorily redeemable preferred stock we issued in conjunction with the acquisition of TeleCorp. See Note 16 to our consolidated financial statements.

      In December 2002, the terms of our strategic relationship with DoCoMo were amended. The amendment increased DoCoMo’s rights to representation on our board of directors, and revised our technology commitment, among other things. Pursuant to our Investor Agreement, as amended, between AT&T Wireless Services, AT&T, and DoCoMo, DoCoMo may require us to repurchase its investment at DoCoMo’s original purchase price, plus interest, if under certain circumstances, and subject to the exceptions identified in the Investor Agreement:

•	We fail to launch service based on W-CDMA technology in certain areas of Dallas, San Diego, San Francisco, and Seattle, or agreed upon alternate cities by December 31, 2004; or

•	Our board of directors approves changes prior to December 31, 2004, in our use of W-CDMA technology as our primary standard for delivery of services based on third-generation technology.

      We believe that the likelihood of our requirement to repurchase DoCoMo’s original investment plus interest is remote.

      We periodically make equity contributions and advances to international and U.S. investments in which we do not own a controlling interest. We currently have no material commitments outstanding related to these investments, with the exception of our commitment to ANW discussed above. We have agreements with other wireless carriers that allow our customers to roam on other carriers’ wireless systems. These agreements establish general terms and charges for system usage, and in some cases also establish minimum usage requirements.

      We also have various other purchase commitments for materials, supplies, and other items incidental to the ordinary course of business, which are not material individually, or in the aggregate.

Off-Balance Sheet Arrangements

      We currently have off-balance sheet financing arrangements, which are immaterial individually and in the aggregate, including two synthetic leases for office facilities, and certain guarantees related to two international unconsolidated subsidiaries. Additionally, DoCoMo holds 41.7 million of our common stock warrants with a strike price of $35 per share.

      These off-balance sheet financing arrangements are not material individually, or in the aggregate, to our overall results of operations or financial condition.

Statement of Cash Flows Discussion

Cash Flows for the Year Ended December 31, 2002, Compared with the Year Ended December 31, 2001

	For the Years Ended December 31,

	2002	2001	$ Change	% Change

	(In millions)
Net Cash Flows:
Provided by operating activities of continuing operations	$2,975	$2,734	$241	8.8%
Used in investing activities of continuing operations	(5,729)	(5,910)	181	3.1%
Provided by financing activities of continuing operations	1,763	7,034	(5,271)	(74.9)%
Used in discontinued operations	(8)	(568)	560	98.6%

      Net cash provided by operating activities of continuing operations for the year ended December 31, 2002, was $2,975 million, compared with $2,734 million for 2001. The increase in net cash provided by operating activities from continuing operations was primarily due to higher operating income, excluding the impairment of licensing costs and depreciation and amortization, partially offset by higher interest payments made during 2002 as compared to the prior year, as well as cash payments associated with exit costs of the fixed wireless business.

      Net cash used in investing activities of continuing operations for the year ended December 31, 2002, was $5,729 million, compared with $5,910 million for the year ended December 31, 2001. The decrease in net cash used was primarily due to lower contributions made to unconsolidated subsidiaries in 2002 compared with 2001, partially offset by the cash received during 2001 related to the sale of our equity interest in Japan Telecom.

      Net cash provided by financing activities of continuing operations for the year ended December 31, 2002, was $1,763 million, compared with $7,034 million for the year ended December 31, 2001. Net cash provided by financing activities of continuing operations for 2002 consisted primarily of net proceeds of $3.0 billion from our Senior Notes offering in April 2002 and cash proceeds of $382 million from the sale of our common shares to DoCoMo in connection with DoCoMo’s exercise of its preemptive right triggered by the TeleCorp acquisition. Partially offsetting these proceeds was the repayment of approximately $1.6 billion of TeleCorp debt subsequent to the acquisition, including the repayments of the TeleCorp public debt during the second quarter of 2002. Net cash provided by financing activities of continuing operations for 2001 consisted of $6.1 billion of allocated net proceeds from AT&T associated with the investment by DoCoMo and $6.3 billion of net proceeds received from our Senior Notes offering in March 2001. Partially offsetting these proceeds were the repayment of $2.4 billion of debt due to AT&T and redemption of the $3.0 billion of preferred stock held by AT&T in June of 2001.

      The decrease in cash used in discontinued operations was primarily a result of decreased operational activities during the year ended December 31, 2002, compared with 2001. We completed the disposal of the fixed wireless business during 2002.

Cash Flows for the Year Ended December 31, 2001, Compared with the Year Ended December 31, 2000

	For the Years Ended December 31,

	2001	2000	$ Change	% Change

	(In millions)
Net Cash Flows:
Provided by operating activities of continuing operations	$2,734	$1,786	$948	53.1%
Used in investing activities of continuing operations	(5,910)	(9,927)	4,017	40.5%
Provided by financing activities of continuing operations	7,034	8,947	(1,913)	(21.4)%
Used in discontinued operations	(568)	(749)	181	24.2%

      Net cash provided by operating activities of continuing operations for the year ended December 31, 2001, was $2,734 million, compared with $1,786 million for the year ended December 31, 2000. The increase in net cash provided by operating activities from continuing operations was primarily due to an increase in operating income excluding depreciation and amortization, resulting from revenue growth and a continued focus on cost reductions. Net cash provided by operating activities of continuing operations also increased as a result of a decrease in inventories in 2001 versus an increase in 2000, as well as an increase in interest accruals for the year ended December 31, 2001. These increases were partially offset by larger increases in operating and payroll-related accruals for the year ended December 31, 2000, as compared with the year ended December 31, 2001.

      Net cash used in investing activities of continuing operations for the year ended December 31, 2001, was $5,910 million, compared with $9,927 million for the year ended December 31, 2000. The decrease was due primarily to the acquisitions of wireless systems in Houston, Indianapolis, San Diego, the Bay Area Properties, and Wireless One totaling approximately $4.7 billion during 2000. Additionally, investing activities from continuing operations for the year ended December 31, 2001, included the approximate $650 million in pretax proceeds realized on the sale of our equity interest in Japan Telecom. Offsetting these decreases was an increase in capital expenditures for the year ended December 31, 2001, compared with the year ended December 31, 2000, primarily as a result of spending associated with the initial build-out of our GSM/ GPRS network.

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

EBITDA Discussion

      EBITDA is defined as operating income excluding depreciation and amortization. EBITDA margin is defined as EBITDA as a percentage of our services revenue. We believe EBITDA and EBITDA margin to be relevant and useful information as these are the primary measures used by our management to measure the operating profit or loss of our business. EBITDA is one of several metrics used by our management to measure the cash generated from our operations, excluding the operating cash requirements of our interest and income taxes. In addition, our $2.5 billion credit facility (under which currently no amounts are outstanding) requires us to maintain certain financial ratios, including a specified net-debt-to-EBITDA ratio. Finally, EBITDA is one of many factors used by the credit rating agencies to determine our credit ratings. EBITDA and EBITDA margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. EBITDA and EBITDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies.

Reconciliation of EBITDA to Consolidated Operating (Loss) Income

      The following table summarizes the reconciliation of EBITDA to consolidated operating (loss) income:

	For the Years
	Ended December 31,

	2002	2001	2000

	(In millions)
EBITDA	$2,493	$3,100	$1,876
Depreciation and amortization	(2,751)	(2,502)	(1,639)

Operating (loss) income	$(258)	$598	$237

EBITDA for the Year Ended December 31, 2002, Compared with the Year Ended December 31, 2001

      EBITDA for the year ended December 31, 2002, was $2,493 million, compared with $3,100 million for the year ended December 31, 2001. EBITDA for 2002 included a $1,329 million pretax impairment of licensing costs. Excluding the impact of the impairment charge, the growth in EBITDA as compared with the prior year was due primarily to growth in services revenue, reductions in incollect expenses and the provisions for uncollectible receivables, and a lower rate of expense growth related to sales and marketing expenses. These improvements were partially offset by increased network costs.

EBITDA for the Year Ended December 31, 2001, Compared with the Year Ended December 31, 2000

      EBITDA for the year ended December 31, 2001, was $3,100 million, compared with $1,876 million for the year ended December 31, 2000. The growth in EBITDA was due to an increase in services revenue and a continued focus on cost reductions, primarily in SG&A. This EBITDA growth was partially offset by increased network costs attributable to the growth in subscribers and their related increased minutes of use, as well as increased acquisition and customer care-related expenses associated with growth in the subscriber base.

Reconciliation of EBITDA Margin to Consolidated Operating (Loss) Income as a Percentage of Services Revenue

      The following table summarizes the reconciliation of EBITDA margin to consolidated operating (loss) income as a percentage of services revenue:

	For the Years
	Ended December 31,

	2002	2001	2000

EBITDA margin	17.2%	24.7%	20.0%
Depreciation and amortization as a percentage of services revenue	(19.0)%	(19.9)%	(17.5)%

Operating (loss) income as a percentage of services revenue	(1.8)%	4.8%	2.5%

EBITDA Margin for the Year Ended December 31, 2002, Compared with the Year Ended December 31, 2001

      EBITDA margin was 17.2 percent for the year ended December 31, 2002, compared with 24.7 percent for the year ended December 31, 2001. EBITDA margin for 2002 was negatively impacted by a $1,329 million impairment of licensing costs. Excluding the impact of the impairment charge, EBITDA margin increased in 2002 compared to the prior year due to reductions in incollect and sales and marketing expenses, as well as the provision for uncollectible receivables as a percentage of services revenue. Partially offsetting these improvements were increased network costs as a percentage of services revenue.

EBITDA Margin for the Year Ended December 31, 2001, Compared with the Year Ended December 31, 2000

      EBITDA margin was 24.7 percent for the year ended December 31, 2001, compared with 20.0 percent for the year ended December 31, 2000. The improvement in EBITDA margin for the year ended December 31, 2001, compared with the year ended December 31, 2000, was primarily driven by services revenue growth, a reduction in incollect expenses, and decreases in costs of equipment sales and the related equipment incentives. These improvements were partially offset by increased costs of services, including access, toll, and interconnection charges; higher expenses associated with our expanded network; and an increase in the provision for uncollectible receivables.

QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

      We are exposed to market risk from changes in interest and foreign exchange rates related to our consolidated operations as well as with our international unconsolidated subsidiaries’ operations. Additionally, we are exposed to market risk associated with changes in the price of AT&T Wireless Services common stock relating to outstanding common stock warrants. We have minimal cash flow exposure related to interest rate changes associated with our long-term, fixed-rate debt. We use certain derivative financial instruments, primarily interest rate swaps, to manage our interest rate risks. We do not use derivative financial instruments for trading or speculative purposes.

      As of December 31, 2002, we had outstanding $9.5 billion of Senior Notes of AT&T Wireless Services, Inc. with fixed interest rates ranging from 6.875 percent to 8.75 percent, and with maturity dates between 2005 and 2031. As of December 31, 2002, we had entered into interest rate swaps with a total notional value of $2.8 billion. On a semiannual basis, we pay a floating rate of interest equal to the six-month LIBOR plus a fixed spread, which averaged 3.94 percent as of December 31, 2002, and receive an average fixed rate of 7.53 percent in return. The swaps were entered into as hedges of the fair value of our 6.875 percent Senior Notes due April 2005, our 7.35 percent Senior Notes due March 2006, our 7.5 percent Senior Notes due May 2007, and a portion of our 8.125 percent Senior Notes due May 2012. The swaps expire on the Senior Notes’ respective maturity dates. Assuming a 10 percent shift in interest rates, the fair value of the interest rate swaps and the underlying hedged debt would have changed by approximately $49 million at December 31, 2002. During the first quarter of 2003, we terminated all of our interest rate swaps. We received total cash proceeds of $289 million, of which $245 million represented the fair value of the portion of our long-term debt that was hedged. The remaining cash proceeds represented the fair value of the interest component of the hedged debt as of the termination dates of the interest rate swaps.

      As of December 31, 2001, we had outstanding $6.5 billion of Senior Notes of AT&T Wireless Services, Inc. with fixed interest rates ranging from 7.35 percent to 8.75 percent, and with maturity dates between 2006 and 2031. As of December 31, 2001, we had entered into interest rate swaps with a total notional value of $700 million. On a semiannual basis, we paid a floating rate of interest plus a fixed spread, which averaged 4.50 percent as of December 31, 2001, and received an averaged fixed rate of 7.35 percent in return. The swaps were entered into as hedges of the fair value of our 7.35 percent Senior Notes due March 2006 and expire on the Senior Notes’ maturity date. Assuming a 10 percent shift in interest rates, the fair value of the interest rate swaps and the underlying hedged debt would have changed by approximately $14 million at December 31, 2001.

      As of December 31, 2002, we had outstanding $1.2 billion of Senior Notes of TeleCorp Wireless, Inc. and Tritel PCS, Inc., both of which are wholly owned subsidiaries of AT&T Wireless Services, Inc. These notes have fixed interest rates ranging from 10.375 percent to 12.75 percent with maturity dates between 2009 and 2011. As of December 31, 2002, we had not entered into any derivative financial instruments to manage our market risks associated with these notes.

      We may have future interest rate risk associated with our Competitive Advance and Revolving Credit Facilities, as well as our commercial paper program. If drawn upon, the credit facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending upon our Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. As of December 31, 2002 and 2001, there were no amounts outstanding under the facilities, or any notes outstanding under the commercial paper program.

      We may have future interest rate risk associated with our accounts receivable securitization program. The program is subject to variable interest rates based upon, in various cases, (i) LIBOR plus or minus a variable spread depending upon demand or (ii) LIBOR plus a fixed spread depending upon our Senior Notes rating. As of December 31, 2002, there were no amounts outstanding under the program.

      We have foreign currency risk associated with investments in wireless companies outside of the United States of America. Results for our international investments in unconsolidated subsidiaries accounted for under the equity method are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. We have not entered into any significant derivative financial instruments to hedge our foreign currency exposure. We believe that the potential exposure is not material to our overall financial position or results of operations.

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

FINANCIAL CONDITION

	At December 31,

	2002	2001	$ Change	% Change

	(In millions)
Total assets	$45,806	$41,722	$4,084	9.8%
Total liabilities	18,246	14,731	3,515	23.9%
Minority interest	48	46	2	3.5%
Mandatorily redeemable preferred stock	151	—	151	100.0%
Mandatorily redeemable common stock	7,664	7,664	—	0.0%
Total shareholders’ equity	19,697	19,281	416	2.2%

      Total assets increased to $45,806 million at December 31, 2002, an increase of $4,084 million, or 9.8 percent, compared with December 31, 2001. The increase in total assets as of December 31, 2002, resulted primarily from an increase in goodwill, licensing costs, and property, plant, and equipment associated with our acquisition of TeleCorp during the first quarter of 2002. Additionally, property, plant, and equipment increased due to capital expenditures during 2002. These increases were partially offset by the impairment charges recorded during the third quarter of 2002 associated with licensing costs and investments in unconsolidated subsidiaries and a decrease in our cash and cash equivalents. Our cash and cash equivalents were higher in the prior year due mainly to increased proceeds from financing activities in 2001 compared to 2002. Financing activities during 2001 included the proceeds from DoCoMo’s investment and our $6.5 billion Senior Notes offering.

      Total liabilities were $18,246 million at December 31, 2002, an increase of $3,515 million, or 23.9 percent, compared with December 31, 2001. The increase was primarily due to the debt we assumed in conjunction with the acquisition of TeleCorp less the repayment of long-term debt subsequent to the acquisition, as well as an increase in long-term debt associated with the $3.0 billion of Senior Notes offering we completed in April 2002. The carrying value of our long-term debt also increased by the $240 million fair value adjustment on our interest rate swaps recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The increase in total liabilities was partially offset by a decrease in net deferred income taxes primarily due to larger offsetting tax net operating loss assets in 2002.

      Mandatorily redeemable preferred stock totaling $151 million as of December 31, 2002, represented the fair value of the mandatorily redeemable preferred stock as of the acquisition date of TeleCorp and the related dividend accretion subsequent to the acquisition date.

      Mandatorily redeemable common stock totaling $7,664 million as of December 31, 2002 and 2001, represented the fair value as of split-off date of the AT&T Wireless Services common shares held by DoCoMo. These shares are presented as mandatorily redeemable common stock due to certain redemption rights held by DoCoMo. Under certain circumstances, DoCoMo may require the repurchase of this investment at DoCoMo’s original purchase price, plus interest, if we fail to meet specified technological milestones.

      Shareholders’ equity was $19,697 million at December 31, 2002, an increase of $416 million, or 2.2 percent, from December 31, 2001. The increase in shareholders’ equity resulted primarily from the issuance of 146 million shares of AT&T Wireless Services common stock in conjunction with the acquisition of TeleCorp. Also contributing to the increase in shareholders’ equity was the issuance of 26.7 million shares of AT&T Wireless Services common stock to DoCoMo in conjunction with the acquisition of TeleCorp. The shares issued to DoCoMo during 2002 are not subject to the redemption rights under our Investor Agreement with DoCoMo and therefore are not presented as mandatorily redeemable common stock. Partially offsetting these increases was the net loss for the year ended December 31, 2002, which increased our accumulated deficit. In December 2002, we filed a federal tax refund claim through AT&T of $461 million related to our 2001 tax net operating loss. This amount has been reflected as receivable from former parent, AT&T, in shareholders’ equity, with a corresponding increase to additional paid-in capital. We received $436 million of the refund in January 2003. The remaining $25 million will be held in escrow pursuant to the terms of the agreement between AT&T and us, and will be reflected as receivable from former parent, AT&T, until distribution from the escrow.

RELATED PARTY TRANSACTIONS

      During the first quarter of 2002, we advanced an aggregate of $251 million to Cascade, an entity in which we own a significant equity interest, and which was then controlled by Wayne Perry, who at the time was a member of our board of directors. We made the advance pursuant to contractual obligations entered into prior to Perry joining our board of directors. Cascade used these proceeds to finance the acquisition from third parties of licensed spectrum that we were not eligible to own, as well as to fund operating requirements of Cascade. We have entered into roaming and other agreements with Cascade, which allow our subscribers to roam in markets operated by Cascade.

      In conjunction with our acquisition of TeleCorp, DoCoMo exercised its preemptive right to acquire the maximum number of shares to which it was entitled pursuant to the Investor Agreement between DoCoMo and us. As a result, we issued 26.7 million shares to DoCoMo in February 2002 and recorded cash proceeds of $382 million.

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

      We hold equity interests in various U.S. and international ventures and partnerships. These ventures and partnerships operate primarily in the wireless telecommunications industry. Equity investments in which we have the ability to exercise significant influence, but do not have voting control, are accounted for under the equity method of accounting. Investments in which we do not have the ability to exercise significant influence are accounted for under the cost method. We review our significant cost and equity method investments at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, to determine whether a decline in the fair value of our investment below its carrying value is deemed to be other than temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments. In the event that the carrying value of an investment exceeds its fair value, we evaluate, among other factors, the duration and extent to which the fair value is less than the carrying value; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. We may record additional impairment charges in the future if there are further declines in the fair values of our investments, which we deem to be other than temporary.

      See “Recent Accounting Pronouncements” below for information regarding the impact of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities.”

      The following discussion addresses significant transactions related to our investments in and advances to unconsolidated subsidiaries that occurred during the year ended December 31, 2002.

      On December 24, 2002, we executed a definitive agreement with a subsidiary of Dobson to transfer our wireless properties in the Anchorage, Alaska Metropolitan Service Area (MSA) and Alaska Rural Service Area (RSA) No. 2 markets, which include a population of over 430,000. In addition, we will transfer to Dobson our shares of Dobson Series AA preferred stock, which we purchased in February 2001. In exchange, we will receive Dobson’s wireless properties in the Santa Cruz, California MSA and California RSA No. 4 markets, which include a population of over 640,000. The transaction remains subject to federal regulatory approvals and certain other conditions.

      During the fourth quarter of 2002, we sold wireless licenses in Norfolk, Richmond, and Roanoke, Virginia, to Triton PCS, Inc. for $65 million in cash. We recognized a pretax gain of $38 million upon closing of the sale.

      In November 2002, we and the other owners of ANW amended the terms of the venture. Pursuant to the amended terms, we received certain distributions and made certain commitments related to this joint venture. See “Capital Requirements — Spectrum” above for a further discussion of the amended terms of the venture and our outstanding commitments.

      During the year ended December 31, 2002, we recorded several impairment charges related to our investments in and advances to unconsolidated subsidiaries. See “Impairment Charges” above for a complete discussion of these impairment charges.

      On February 15, 2002, we acquired the 77 percent of TeleCorp that we did not already own. As a result of this transaction, we no longer treat our previously owned interest in TeleCorp as an equity method unconsolidated subsidiary. See “TeleCorp PCS, Inc. Acquisition” above for further details of this transaction.

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

      We have leases related to cell and switch sites, retail, and administrative locations subject to the provisions of SFAS No. 143. Our initial adoption of this statement on January 1, 2003, did not have a material impact on our results of operations, financial position, or cash flows.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Our initial adoption of this statement on January 1, 2003, did not have a material impact on our results of operations, financial position, or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Our initial adoption of this statement on January 1, 2003, did not have a material impact on our results of operations, financial position, or cash flows. Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in our financial statements.

      In November 2002, the EITF reached consensus on EITF No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.” This consensus establishes that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s statement of operations. This presumption is overcome when the consideration is either a reimbursement of costs incurred by the customer to sell the vendor’s products, in which case it should be characterized as a reduction of that cost, or a payment for assets or services delivered to the vendor, in which case it should be characterized as revenue. Our adoption of this consensus on January 1, 2003, did not have a material impact on our results of operations, financial position, or cash flows.

      In November 2002, the EITF reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables. We will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003. We are currently evaluating whether we will elect to report the change in accounting as a cumulative-effect adjustment or to apply it on a prospective basis. Additionally, we are currently assessing the impact of this consensus on our results of operations, financial position, and cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Our adoption of this statement during the year ended December 31, 2002 did not have an impact on our results of operations, financial position, or cash flows.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires disclosure of significant variable interest entities for which a company is not the primary beneficiary. We are required to apply FIN 46 to new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired on or prior to January 31, 2003, we are required to apply FIN 46 no later than July 1, 2003.

      We have significant variable interests with several of our unconsolidated subsidiaries for which we may be the primary beneficiary. Our variable interests are in the form of non-voting equity interests, loans, and put options that provide the other owners the right to require us to purchase their ownership interest if and when certain events occur. These subsidiaries were formed to acquire FCC licenses that we were not eligible to acquire, and to build, hold, and operate wireless communication systems in various areas of the United States. These subsidiaries are generally considered to be in the development stage and require additional financial support, given that they have incurred losses and have not yet generated any significant revenue from their primary operations. To date, the activity of these entities has primarily consisted of acquiring FCC licenses through acquisitions and FCC auctions. We currently account for these ventures under the equity method of accounting as we do not have voting control and we recognize 100 percent of the entities’ operating losses due to our significant variable interests. If we are required to consolidate these ventures, we estimate that it would have resulted in an increase to our Licensing costs of approximately $700 — $800 million as of December 31, 2002. Additionally, we will no longer treat these entities as unconsolidated subsidiaries and will reduce our Investments in and advances to unconsolidated subsidiaries by the carrying value of our investment in these entities, which totaled approximately $500 million as of December 31, 2002. Any resulting difference between the net amount added to our balance sheet from consolidating these entities and the carrying values of the unconsolidated subsidiaries will be reflected as a Cumulative effect of a change in accounting principle. Our maximum loss exposure related to these entities as of December 31, 2002 was approximately $145 million, which represented the value of the put options that provide the other owners the right to require us to purchase their ownership interest when and if certain events occur. We are currently assessing the impact on our results of operations and cash flows if we are required to consolidate these entities. We are also assessing the impact associated with our variable interests for which we are not the primary beneficiary.

SUBSEQUENT EVENT

      On March 10, 2003, we executed definitive agreements with US Cellular Corporation to transfer cash and wireless licenses in the Midwest and Northeast. In exchange, we will receive wireless properties in Florida and Georgia. The transaction remains subject to federal regulatory approvals and certain other approvals.

FORWARD-LOOKING STATEMENTS

      Our disclosure and analysis in this document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our relationship with our former parent, AT&T, following our separation from AT&T in July 2001, financial condition, results of operations, cash flows, financing plans, business strategies, operating efficiencies or synergies, capital and other expenditures, network build-out and upgrade, competitive positions, availability of capital, growth opportunities for existing and new products and services, our acquisition and growth strategy, benefits from new technologies, availability and deployment of new technologies, our decision to exit the fixed wireless business, our acquisition of TeleCorp, plans and objectives of management, and other matters.

      Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	The effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn, and change the customer mix, profitability, and average revenue per user;

•	Uncertainty concerning the growth rate for the wireless industry in general;

•	The risks associated with the implementation of our GSM/ GPRS network and our technology migration strategy, including risks relating to the implementation and operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the need to enter into roaming agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment, and consumer acceptance of the products and services to be offered;

•	Uncertainty about the level of consumer demand for our GSM/ GPRS products and services, including the possibility of consumer dissatisfaction which could result from unfamiliarity with new technology, smaller footprint and service areas, differences in levels of customer care, and different rate plans;

•	The ability to enter into agreements to provide services throughout the United States and the cost of entering new markets necessary to provide these services;

•	Our ability to effectively develop and implement new services to profitably serve that segment of the population not currently using wireless services;

•	The risk of increased churn resulting from introduction or popularity of new products and services by our competitors, potential FCC regulations mandating number portability for wireless phones, or customer dissatisfaction with our products and services;

•	The ongoing global and U.S. trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources, improved buying power, and greater geographic reach, allowing them to compete more effectively;

•	The impact of oversupply of capacity resulting from excessive deployment of network capacity in the markets we serve;

•	The risks and costs associated with the need to acquire additional spectrum to expand or enhance current and future services;

•	The requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	The ability to establish a significant market presence in new geographic and service markets;

•	Our ability to monetize our non-strategic assets, including our non-consolidated investments in foreign entities and excess spectrum;

•	The availability and cost of capital and the consequences of increased leverage;

•	The impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	The potential impact of NTT DoCoMo’s investment in us, including provisions of the agreements that restrict our future operations, and provisions that may require the repurchase of NTT DoCoMo’s investment if we fail to meet specified conditions, under certain circumstances, and the cost of complying with our technology commitment;

•	The risks and uncertainties associated with the acquisition and integration of businesses and operations;

•	The results of litigation filed or to be filed against us, or of some types of litigation filed or to be filed against AT&T for which we have agreed to assume liability under the split-off agreements with AT&T;

•	Our ability to develop cost-effective alternate distribution channels to replace our reseller distribution channel.

•	The risk of insolvency of vendors, customers and others with whom we do business;

•	The possibility of one or more of the markets in which we compete being affected by changes in political, economic, or other factors, such as monetary policy, legal and regulatory changes, or other external factors over which we have no control;

•	The additional risks and uncertainties not presently known to us or that we currently deem immaterial; and

•	Those factors discussed under “Additional Factors That May Affect Our Business, Future Operating Results, and Financial Condition” in Item 1. Business.”

      The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this document. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Moreover, in the future, we may make forward-looking statements about the matters described in this document or other matters concerning us.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Information relating to market risk is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Quantitative and Qualitative Information About Market Risk.”

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

HISTORICAL FINANCIAL STATEMENTS
AT&T Wireless Services, Inc. and Subsidiaries
Report of Management	82
Report of Independent Accountants	83
Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000	84
Consolidated Balance Sheets at December 31, 2002 and 2001	85
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001, and 2000	86
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000	87
Notes to Consolidated Financial Statements	88
AB Cellular Holding, LLC
Unaudited Consolidated Statements of Income for the nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999	136
Unaudited Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	137
Unaudited Consolidated Statements of Changes in Members’ Capital for the nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999	138
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999	139
Unaudited Notes to Consolidated Financial Statements	140
FINANCIAL STATEMENT SCHEDULE
AT&T Wireless Services, Inc. and Subsidiaries
Report of Independent Accountants on Financial Statement Schedule	148
Schedule II — Valuation and Qualifying Accounts	149

REPORT OF MANAGEMENT

      Management is responsible for the preparation of AT&T Wireless Services’ consolidated financial statements and all related information appearing in this annual report. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America and include certain amounts that are estimates based on currently available information and management’s judgment of current conditions and circumstances.

      To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records are reliable for preparing financial statements, management maintains a system of accounting and other controls, including an internal audit function. Even an effective internal control system, no matter how well designed, has inherent limitations — including the possibility of circumvention or overriding of controls — and therefore can provide only reasonable assurance with respect to the financial statement presentation. The system of accounting and other controls is improved and modified in response to changes in business conditions and operations and recommendations made by the independent accountants and the internal auditors.

      The Audit Committee of the board of directors, which is composed of directors who are not employees, meets periodically with management, the internal auditors, and the independent accountants to review the manner in which these groups are performing their responsibilities and to carry out the Audit Committee’s oversight role with respect to auditing, internal controls, and financial reporting matters. Both the internal auditors and the independent accountants periodically meet privately with the Audit Committee and have access to its individual members.

      AT&T Wireless Services engaged PricewaterhouseCoopers LLP, Independent Accountants, to audit the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America. Their report follows.

/s/ JOHN D. ZEGLIS

John D. Zeglis
Chairman of the Board,
Chief Executive Officer

/s/ JOSEPH MCCABE, JR.

Joseph McCabe, Jr.
Executive Vice President,
Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of AT&T Wireless Services, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of AT&T Wireless Services, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As explained in Note 3 to the consolidated financial statements, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and changed its method of calculating amortization effective January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

January 27, 2003, except for Note 24, as to
which the date is March 14, 2003.

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	For the Years Ended December 31,

	2002	2001	2000

REVENUE
Services	$14,483	$12,532	$9,374
Equipment	1,148	1,078	1,072

Total revenue	15,631	13,610	10,446

OPERATING EXPENSES
Costs of services (excluding depreciation of $2,081, $1,505 and $1,029 included below)	4,558	3,991	3,017
Costs of equipment sales	2,274	2,037	2,041
Selling, general, and administrative	4,977	4,482	3,512
Depreciation and amortization	2,751	2,502	1,639
Impairment of licensing costs	1,329	—	—

Total operating expenses	15,889	13,012	10,209

OPERATING (LOSS) INCOME	(258)	598	237
Other (expense) income	(123)	374	534
Interest expense	669	386	85

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NET EQUITY (LOSSES) EARNINGS FROM INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES	(1,050)	586	686
Provision for income taxes	55	311	246
Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	(1,100)	(75)	388

(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,205)	200	828
Loss from operations of discontinued business (net of tax benefits of $(169) and $(105))	—	(273)	(170)
Gain (loss) on disposal of discontinued business (net of tax provision (benefit) of $29 and $(504))	47	(814)	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	47	(1,087)	(170)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,158)	(887)	658
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (net of a tax benefit of $103)	(166)	—	—

NET (LOSS) INCOME	(2,324)	(887)	658
Accretion of mandatorily redeemable preferred stock	18	—	—
Dividend requirements on preferred stock held by AT&T, net	—	76	130

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(2,342)	$(963)	$528

(LOSS) INCOME PER BASIC AND DILUTED SHARE:
(Loss) income from continuing operations available to common shareholders	$(0.82)	$0.05	$0.28
Income (loss) from discontinued operations	0.01	(0.43)	(0.07)
Cumulative effect of change in accounting principle	(0.06)	—	—

Net (loss) income available to common shareholders	$(0.87)	$(0.38)	$0.21

WEIGHTED AVERAGE SHARES USED TO COMPUTE (LOSS) INCOME PER SHARE:
Basic	2,686	2,530	2,530
Diluted	2,686	2,532	2,532

The accompanying notes are an integral part of these consolidated financial statements.

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,

	2002	2001

ASSETS
Cash and cash equivalents	$2,353	$3,352
Accounts receivable, less allowances of $240 and $239	2,215	2,026
Inventories	325	307
Income tax receivable	56	210
Deferred income taxes	—	222
Prepaid expenses and other current assets	332	180

TOTAL CURRENT ASSETS	5,281	6,297
Property, plant, and equipment, net	16,263	12,956
Licensing costs	13,959	13,100
Investments in and advances to unconsolidated subsidiaries	2,225	3,672
Goodwill	7,199	4,712
Other assets, net of accumulated amortization of $251 and $347	879	897
Assets of discontinued operations	—	88

TOTAL ASSETS	$45,806	$41,722

LIABILITIES
Accounts payable	$780	$1,035
Payroll and benefit-related liabilities	465	409
Advertising and promotion accruals	173	184
Business tax accruals	375	280
Interest payable on long-term debt	245	175
Accrued disposal costs for discontinued operations	—	228
Due on demand notes payable	—	88
Other current liabilities	1,055	1,033

TOTAL CURRENT LIABILITIES	3,093	3,432
Long-term debt	11,057	6,617
Deferred income taxes	3,788	4,352
Other long-term liabilities	308	330

TOTAL LIABILITIES	18,246	14,731

COMMITMENTS AND CONTINGENCIES (NOTES 20 AND 21)
MINORITY INTEREST	48	46
MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value, 1,000 shares authorized, .233 shares issued and outstanding	151	—
MANDATORILY REDEEMABLE COMMON STOCK, $0.01 par value, 406 shares issued and outstanding	7,664	7,664
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 10,000 shares authorized, 2,303 and 2,125 shares issued and outstanding	23	21
Additional paid-in capital	23,667	20,515
Receivable from former parent, AT&T	(461)	—
Accumulated deficit	(3,474)	(1,150)
Accumulated other comprehensive loss	(58)	(105)

TOTAL SHAREHOLDERS’ EQUITY	19,697	19,281

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,806	$41,722

The accompanying notes are an integral part of these consolidated financial statements.

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

				Receivable
				From			Accumulated
	Common		Additional	Former		Shareholders’	Other	Total
	Shares	Common	Paid-In	Parent,	Accumulated	Net	Comprehensive	Shareholders’
	Outstanding	Stock	Capital	AT&T	Deficit	Investment	(Loss) Income	Equity

Balance at December 31, 1999	—	$—	$—	$—	$—	$12,971	$26	$12,997
Net income available to common shareholders						528		528
Proceeds attributed from AT&T Wireless Group tracking stock offering						7,000		7,000
Proceeds from AT&T Wireless Group tracking stock issued for employee plans						41		41
Transfers from former parent, AT&T						1,345		1,345
Other comprehensive loss							(34)	(34)

Balance at December 31, 2000	—	$—	$—	$—	$—	$21,885	$(8)	$21,877

Net (loss) income available to common shareholders					(1,150)	187		(963)
Proceeds attributed from DoCoMo investment, net of costs						6,139		6,139
Proceeds from AT&T Wireless Group tracking stock issued for employee plans						54		54
Recapitalization effective with AT&T Wireless Services split-off	2,530	25	20,413			(20,457)		(19)
Reclassification of mandatorily redeemable common stock and warrants held by DoCoMo	(406)	(4)				(7,824)		(7,828)
Proceeds from AT&T Wireless Services common stock issued for employee plans	1		14					14
Reclassification of common stock warrants held by DoCoMo			88					88
Transfers from former parent, AT&T						16		16
Other comprehensive loss							(97)	(97)

Balance at December 31, 2001	2,125	$21	$20,515	$—	$(1,150)	$—	$(105)	$19,281

Net loss					(2,324)			(2,324)
Issuance of AT&T Wireless Services common stock and stock options for TeleCorp PCS, Inc. acquisition	146	2	2,280					2,282
Proceeds from AT&T Wireless Services common stock issued to DoCoMo	27		382					382
Proceeds from AT&T Wireless Services common stock issued for employee plans	5		47					47
Receivable from former parent, AT&T			461	(461)				—
Accretion of mandatorily redeemable preferred stock			(18)					(18)
Other comprehensive income							47	47

Balance at December 31, 2002	2,303	$23	$23,667	$(461)	$(3,474)	$—	$(58)	$19,697

	For the Years Ended
	December 31,

	2002	2001	2000

SUMMARY OF TOTAL COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(2,324)	$(887)	$658
Net revaluation of investments (net of taxes of $13, $(7) and $(22))	20	(12)	(34)
Net revaluation of financial instruments (net of taxes of $2 and $(38))	4	(70)	—
Net foreign currency translation adjustments (net of taxes of $15 and $(10))	23	(15)	—

TOTAL COMPREHENSIVE (LOSS) INCOME	$(2,277)	$(984)	$624

The accompanying notes are an integral part of these consolidated financial statements.

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended
	December 31,

	2002	2001	2000

OPERATING ACTIVITIES
Net (loss) income	$(2,324)	$(887)	$658
Deduct: Income (loss) from discontinued operations	47	(1,087)	(170)

Net (loss) income, excluding discontinued operations	(2,371)	200	828
Adjustments to reconcile net (loss) income, excluding discontinued operations, to net cash provided by operating activities of continuing operations:
Cumulative effect of change in accounting principle, net of tax	166	—	—
Losses on early extinguishments of debt	20	—	—
Net gains on sale/exchange of assets, businesses, and investments in unconsolidated subsidiaries	(42)	—	(362)
Losses from impairments of cost method unconsolidated subsidiaries	245	20	—
Net revaluation of securities	—	(73)	—
Impairment of licensing costs	1,329	—	—
Depreciation and amortization	2,751	2,502	1,639
Amortization of debt premium/discount and interest accretion	59	—	—
Deferred income taxes	(198)	285	585
Net equity losses (earnings) from investments in unconsolidated subsidiaries	1,100	(42)	(505)
Provision for uncollectible receivables	551	573	314
Increase in accounts receivable	(612)	(739)	(826)
Decrease (increase) in inventories	31	19	(142)
(Decrease) increase in accounts payable	(11)	25	(48)
Net change in other operating assets and liabilities	(43)	(36)	303

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	2,975	2,734	1,786

INVESTING ACTIVITIES
Capital expenditures and other additions	(5,302)	(5,205)	(3,601)
Net dispositions (acquisitions) of licenses	24	(23)	(63)
Distributions and sales of unconsolidated subsidiaries	367	882	360
Contributions, advances, and purchases of unconsolidated subsidiaries	(640)	(1,284)	(1,645)
Acquisitions of consolidated businesses, net of cash acquired	(78)	(3)	(4,763)
Issuance of long-term note receivables to unconsolidated subsidiary	(100)	(210)	—
Deposits on long-lived assets	—	(67)	(215)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(5,729)	(5,910)	(9,927)

FINANCING ACTIVITIES
Net (decrease) increase in debt due to AT&T	—	(2,438)	1,038
Proceeds from issuance of long-term debt to others, net of issuance costs	2,959	6,345	—
Repayment of debt due to others	(1,619)	—	—
Redemption of preferred stock held by AT&T	—	(3,000)	—
Proceeds attributed from DoCoMo investment, net of costs	—	6,139	—
Proceeds from AT&T Wireless Group tracking stock offering	—	—	7,000
Proceeds from AT&T Wireless Services common stock and AT&T Wireless Group tracking stock issued	427	68	41
Dividend requirements on preferred stock held by AT&T, net	—	(76)	(130)
Transfers from former parent, AT&T	—	—	1,001
Other financing activities, net	(4)	(4)	(3)

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	1,763	7,034	8,947

NET CASH USED IN DISCONTINUED OPERATIONS	(8)	(568)	(749)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(999)	3,290	57
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,352	62	5

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,353	$3,352	$62

The accompanying notes are an integral part of these consolidated financial statements.

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts and as otherwise noted)

1.     Background and Basis of Presentation

      AT&T Wireless Services, Inc. (AT&T Wireless Services) is a wireless telecommunications company, which presently operates in a single business segment as a provider of primarily U.S. wireless voice and data services and products. AT&T Wireless Services also holds equity interests in various U.S. and international wireless communications ventures and partnerships.

Background

      On October 25, 2000, AT&T Corp. (AT&T) announced a restructuring plan, stating its intention to create a separate company for its wireless services businesses, named AT&T Wireless Services, Inc. This restructuring is called “the split-off.” AT&T Wireless Services includes substantially the same assets and liabilities that were represented by AT&T Wireless Group tracking stock, which AT&T created on April 27, 2000. In conjunction with the offering of AT&T Wireless Group tracking stock in April 2000, 15.6 percent, or 360 million shares, of AT&T Wireless Group tracking stock were sold at an offering price of $29.50 per share. AT&T Wireless Group tracking stock was a class of AT&T common stock, which was intended to provide holders with financial returns based on the financial performance and economic value of AT&T’s wireless services businesses.

      On July 9, 2001, AT&T converted all shares of AT&T Wireless Group tracking stock into shares of AT&T Wireless Services common stock on a one-for-one basis. In addition, AT&T completed a distribution of approximately 1.136 billion shares of AT&T Wireless Services common stock to AT&T shareholders in the form of a stock dividend. These transactions effected the split-off of AT&T Wireless Services from AT&T and resulted in AT&T Wireless Services becoming an independent, publicly traded company.

      AT&T Wireless Services was incorporated in Delaware on July 7, 1987. Prior to the split-off, AT&T Wireless Services was a 100 percent owned direct subsidiary of AT&T. AT&T Wireless Services had authorized 500 shares of $0.01 par value common stock, of which 100 shares were outstanding and held by AT&T prior to the split-off. These shares have not been assumed to be outstanding for purposes of the historical financial statements presented prior to the split-off, due to the recapitalization, which was effected with the split-off. Effective with the split-off, AT&T Wireless Services had 2,530 million common shares issued and outstanding.

Basis of Presentation Effective with the Split-off

      The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated financial statements reflect the results of operations, financial position, changes in shareholders’ equity, and cash flows of AT&T Wireless Services as if it were a separate entity for all periods presented and are in conformity with accounting principles generally accepted in the United States of America. The assets and liabilities included represent the assets and liabilities transferred to AT&T Wireless Services in accordance with the separation and distribution agreement between AT&T and AT&T Wireless Services. Prior to the split-off on July 9, 2001, substantially all of the assets and liabilities represented by AT&T Wireless Group were transferred to AT&T Wireless Services. AT&T Wireless Services has treated these transfers in a manner similar to a pooling of interests and has assumed that these transfers were completed for all historical periods by the legal entity AT&T Wireless Services.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

Basis of Presentation Prior to the Split-off

      The April 2000 offering of AT&T Wireless Group tracking stock resulted in net proceeds to AT&T, after deducting underwriters’ discount and related fees and expenses, of $10.3 billion. AT&T attributed $7.0 billion of the net proceeds to AT&T Wireless Services primarily to fund acquisitions and capital expenditures.

      Prior to the offering of the AT&T Wireless Group tracking stock, the capital structure of AT&T Wireless Services had been assumed based upon AT&T’s historical capital ratio adjusted for certain items. In determining the allocation between short- and long-term debt and preferred stock, AT&T considered factors such as prospective financing requirements for the business, working capital commitments and future requirements, and peer group analysis. All intercompany debt to AT&T and preferred stock held by AT&T was repaid to AT&T in June 2001.

      Changes in shareholders’ net investment prior to the offering of AT&T Wireless Group tracking stock represented net transfers to or from AT&T, after giving effect to the net income or loss of AT&T Wireless Services during the period, and were assumed to be settled in cash. AT&T’s capital contributions for purchase business combinations and initial investments in joint ventures and partnerships, which AT&T attributed to AT&T Wireless Services, have been treated as non-cash transactions prior to the offering. Changes in shareholders’ net investment subsequent to the offering of AT&T Wireless Group tracking stock represented AT&T Wireless Group tracking stock offering proceeds attributed to AT&T Wireless Services from AT&T, proceeds from additional AT&T Wireless Group tracking stock share issuances, and the net income or loss for the period subsequent to the offering. AT&T Wireless Services began accumulating its cumulative deficit effective with the split-off.

      Prior to the split-off, AT&T performed cash management functions on behalf of AT&T Wireless Services. Substantially all of AT&T Wireless Services’ cash balances were swept to AT&T on a daily basis, where they were managed and invested by AT&T. Subsequent to the split-off, AT&T Wireless Services has been responsible for its own cash management functions.

      General corporate overhead related to AT&T’s corporate headquarters and common support divisions was allocated to AT&T Wireless Services for periods prior to the split-off as it was not deemed practicable to specifically identify such common costs to AT&T Wireless Services. These allocations were based on the ratio of AT&T Wireless Services’ external costs and expenses to AT&T’s consolidated external costs and expenses, adjusted for any functions that AT&T Wireless Services performed on its own. However, the costs of these services charged to AT&T Wireless Services are not necessarily indicative of the costs that would have been incurred if AT&T Wireless Services had performed these functions entirely as a standalone entity. Subsequent to the split-off, AT&T Wireless Services has performed these functions using its own resources or purchased services.

      Consolidated income tax provision or benefit, related tax payments or refunds, and deferred tax balances of AT&T have been allocated to AT&T Wireless Services for periods prior to the split-off based principally on the taxable income/loss and tax credits directly attributable to AT&T Wireless Services. These allocations reflect AT&T Wireless Services’ contribution to AT&T’s consolidated taxable income/loss and the consolidated tax liability and tax credit position. Subsequent to the offering of AT&T Wireless Group tracking stock, the AT&T Common Stock Group and AT&T Wireless Group entered into a tax-sharing agreement that provided for tax-sharing payments based on the taxes or tax benefits of a hypothetical affiliated group consisting of AT&T Common Stock Group and AT&T Wireless Group. Based on this agreement, the consolidated tax liability before credits was allocated between the groups, based on each group’s contribution to the consolidated taxable income/loss of the hypothetical group. For purposes of the tax-sharing agreement, the 9 percent cumulative preferred stock held by AT&T was treated as if it were an intercompany debt

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

instrument and, accordingly, tax-sharing payments were calculated by treating coupon payments on the preferred stock as interest expense to AT&T Wireless Services and interest income to the AT&T Common Stock Group. Consolidated tax credits of the hypothetical group have been allocated between groups based on each group’s contribution to each tax credit. In conjunction with the split-off, AT&T Wireless Services became a separate taxable entity. See Note 11 for a discussion of the refund from AT&T for AT&T Wireless Services’ 2001 tax net operating loss in connection with this tax-sharing agreement.

2.     Summary of Significant Accounting Policies

Basis of Consolidation

      The consolidated financial statements include all majority-owned and controlled subsidiaries. Equity investments, in which AT&T Wireless Services has the ability to exercise significant influence but does not have voting control, are accounted for under the equity method. Equity investments in which AT&T Wireless Services does not have the ability to exercise significant influence are accounted for under the cost method. All significant intercompany accounts and transactions have been eliminated. See Note 23 for information regarding the impact of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities.” Except as otherwise noted, all amounts and disclosures reflect only AT&T Wireless Services’ continuing operations.

Operating Segment

      AT&T Wireless Services manages the business as one reportable business segment, wireless voice and data services and products.

Cash Equivalents

      All highly liquid investments with original maturities of generally three months or less are considered to be cash equivalents.

Allowance for Doubtful Accounts

      The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management primarily determines the allowance based on the aging of accounts receivable balances and historical write-off experience, net of recoveries. AT&T Wireless Services’ provisions for uncollectible receivables are included in Costs of services.

Inventories

      Inventories, which consist principally of handsets and accessories, are recorded at the lower of cost or market. Cost is principally determined by the first-in, first-out (FIFO) method. Market is determined using replacement cost.

Property, Plant, and Equipment

      Property, plant, and equipment are recorded at cost, unless impaired. Construction costs, labor, and overhead incurred in the development of AT&T Wireless Services’ wireless network are capitalized. Assets under construction are not depreciated until placed into service. The cost of maintenance and repairs of

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

property, plant, and equipment is charged to operating expense. Depreciation is determined based upon the assets’ estimated useful lives and is calculated on a straight-line basis according to the following useful lives:

Wireless communications systems and other equipment	3-15 years
Building and improvements	5-20 years
Internal-use software	3 years

      When AT&T Wireless Services sells, disposes of or retires property, plant, or equipment, the related gains or losses are included in operating results.

      Effective January 1, 2001, AT&T Wireless Services implemented the results of a review of the estimated service lives of certain wireless communications equipment, primarily electronics. Lives were primarily shortened to fully depreciate all such equipment within seven years. Similar equipment acquired after January 1, 2001 and 2002, has a useful life no longer than seven and six years, respectively. The impact of this change for the year ended December 31, 2001, was an increase in depreciation expense of approximately $136, an increase to net loss available to common shareholders of approximately $84 and an increase to net loss available to common shareholders per basic and diluted share of approximately $0.03.

Software Capitalization

      AT&T Wireless Services capitalizes certain direct development costs associated with internal-use software, including external direct costs of materials and services, and internal payroll costs for employees devoting time to software development. These costs are included in Property, plant, and equipment and are amortized beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. AT&T Wireless Services also capitalizes initial operating-system software costs and amortizes them over the life of the associated hardware.

Other Acquisition-Related Intangible Assets

      Other acquisition-related intangible assets, primarily the values assigned to the customer lists acquired, are included in Other assets and are amortized on a straight-line basis over five years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” AT&T Wireless Services re-assessed the useful life of its customer lists and determined that it continues to be appropriate (see Note 3).

Valuation of Long-Lived Assets

      Long-lived assets such as property, plant, and equipment, capitalized software, and other acquisition-related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. AT&T Wireless Services periodically evaluates the useful lives of its wireless communications systems and other equipment based on changes in technological and industry conditions. It is reasonably possible that these assets could become impaired as a result of technological or other industry changes. Effective January 1, 2002, AT&T Wireless Services adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. For assets AT&T Wireless Services intends to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

difference between the fair value and carrying value of the asset. For assets AT&T Wireless Services intends to dispose of by sale, a loss is recognized for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. AT&T Wireless Services’ initial adoption of this statement did not have a material impact on AT&T Wireless Services’ results of operations, financial position, or cash flows.

Licensing Costs

      Licensing costs are primarily incurred to acquire Federal Communications Commission (FCC) licenses to provide wireless services. Prior to January 1, 2002, amortization of licensing costs began with the commencement of service to customers and was computed using the straight-line method over periods from 25 to 40 years.

      Effective with the adoption of SFAS No. 142 on January 1, 2002, AT&T Wireless Services is no longer amortizing its U.S. licensing costs and is instead testing for impairment at least annually, as these licensing costs are deemed to be intangible assets that have indefinite lives. Although FCC licenses are issued with a stated term, generally 10 years, the renewal of FCC licenses is a routine matter involving a nominal fee and AT&T Wireless Services has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its FCC licenses. See Notes 3 and 4 for further information regarding the adoption of this standard and the related licensing costs impairment tests.

Capitalized Interest

      AT&T Wireless Services capitalizes interest, which is applicable to the construction of additions to property, plant, and equipment and the acquisitions of licensing costs until the assets are ready for use in the case of property, plant, and equipment, or commencement of service to customers for licensing costs. Capitalized interest associated with property, plant, and equipment is amortized on a straight-line basis over the related assets’ estimated useful lives. Prior to January 1, 2002, capitalized interest associated with U.S. licensing costs was amortized on a straight-line basis over the related licensing costs’ useful lives. Effective with the adoption of SFAS No. 142 (see Note 3) on January 1, 2002, capitalized interest associated with U.S. licensing costs is no longer amortized.

Investments in and Advances to Unconsolidated Subsidiaries

      Equity investments in which AT&T Wireless Services has the ability to exercise significant influence but which AT&T Wireless Services does not have voting control are accounted for under the equity method. Under the equity method, investments are stated at initial cost and are adjusted for AT&T Wireless Services’ subsequent contributions and distributions, its share of earnings or losses of the investee, foreign currency translation adjustments, if applicable, and any impairment charges recorded. AT&T Wireless Services’ adjustments associated with its share of earnings or losses of the investee and impairment charges are included in Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax. Prior to January 1, 2002, the excess of the carrying value of the investment over the underlying book value of the investee’s net assets was being amortized over periods ranging from 20 to 40 years. Effective with the adoption of SFAS No. 142 on January 1, 2002, AT&T Wireless Services is no longer amortizing the excess carrying value. See Note 3 for further information regarding the adoption of this standard. The excess carrying values are tested in conjunction with the overall review of the total investment balance in the annual impairment reviews discussed below.

      All other equity investments in which AT&T Wireless Services does not have the ability to exercise significant influence are accounted for under the cost method and are adjusted for other than temporary declines in fair value and subsequent contributions and capital distributions. Impairment charges associated

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

with AT&T Wireless Services’ cost method unconsolidated subsidiaries are included in Other (expense) income. Cost method investments in marketable securities, which are covered under the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are classified as “available-for-sale” and are carried at fair value. Unrealized gains or losses are included in Other comprehensive income (loss), net of tax.

      AT&T Wireless Services reviews its significant equity and cost method unconsolidated subsidiaries for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, to determine whether a decline in the fair value of an investment below its carrying value is deemed to be other than temporary. AT&T Wireless Services employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments in and advances to unconsolidated subsidiaries. AT&T Wireless Services uses discounted cash flow modeling as well as other available evidence including, but not limited to, quoted market prices, market comparables, and industry multiples to estimate the fair value of its investments. In the event that the carrying value of an investment exceeds its fair value, AT&T Wireless Services evaluates, among other factors, the duration and extent to which the fair value is less than the carrying value; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and AT&T Wireless Services’ intent and ability to hold the investment. See Note 4 for further discussion of the results of these impairment reviews.

Foreign Currency

      Results of operations for AT&T Wireless Services’ international subsidiaries are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities of the international subsidiaries are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in Other comprehensive income (loss), net of tax. Gains and losses from foreign currency transactions are included in the statement of operations.

Goodwill

      Goodwill is the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations accounted for as a purchase. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods not exceeding 40 years. Effective with the adoption of SFAS No. 142 on January 1, 2002, AT&T Wireless Services is no longer amortizing goodwill, and is instead testing it for impairment at least annually. See Notes 3 and 4 for further information regarding the adoption of this standard and the related goodwill impairment tests.

Derivative Instruments

      AT&T Wireless Services uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing, and to manage the mix of floating- and fixed-rate debt in its portfolio. Derivative instruments are not used for trading or speculative purposes. All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. To qualify for hedge accounting treatment, each derivative must be designated as a hedge at inception and evaluated for effectiveness throughout the hedge period. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Other comprehensive income (loss) and are recognized in

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

the statement of operations when the hedged item affects earnings. Changes in fair values of derivative instruments that are not designated as hedging instruments and ineffective portions of hedges, if any, are immediately recognized in the statement of operations.

      Hedge accounting is discontinued prospectively if and when it is determined that either the derivative instrument no longer meets the requirements for hedge accounting as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; the derivative instrument expires or is sold, terminated, or exercised; or management determines that the designation of the derivative instrument as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the derivative instrument will continue to be carried at fair value on the balance sheet, with changes in fair value immediately recognized in the statement of operations, unless the derivative instrument has expired or been sold, terminated, or exercised. The related hedged item will be accounted for as follows, as applicable. Upon discontinuance of a fair value hedge of a recognized asset or liability, the hedged item will no longer be adjusted for changes in fair value. The previously recognized fair value adjustment will continue to be carried on the balance sheet and be amortized into the statement of operations over the remaining life of the underlying hedged item. Upon discontinuance of a hedge of a firm commitment because the hedged item no longer meets the definition of a firm commitment, any asset or liability that was recognized (as a result of an adjustment to the carrying amount for the firm commitment) will be derecognized with the corresponding gain or loss immediately recognized in the statement of operations. Finally, upon discontinuance of a hedge of a forecasted transaction because the transaction is no longer probable of occurring, any gains and losses that were accumulated in Other comprehensive income (loss) will be recognized immediately in the statement of operations.

      Cash flows from derivative instruments designated in hedging relationships are classified in the statements of cash flows under the same categories as the cash flows from the related assets, liabilities, or anticipated transactions.

Revenue Recognition

      Wireless services revenue consists primarily of monthly recurring charges, airtime and toll usage charges, and roaming charges billed to both AT&T Wireless Services customers, as well as other wireless service providers. Wireless services revenue is recognized as the services are rendered, based upon minutes of use processed and contracted fees, and is net of credits and adjustments for service discounts. Amounts collected in advance of the service period, primarily related to prepaid customers, are recorded as unearned revenue and are recognized when earned. Customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized over the estimated customer relationship period, which is currently estimated to be three years. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the end customer or distributor, as this is considered to be a separate earnings process from the sale of wireless services. Shipping and handling costs paid to wireless handset and accessory vendors are classified as Costs of equipment sales.

      During 2002, AT&T Wireless Services adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Under EITF Issue No. 01-9, cash incentives given to customers or resellers should be characterized as a reduction of revenue when recognized in the statement of operations, unless an identifiable benefit having a determinable fair value is received in exchange. The adoption did not have a material impact on AT&T Wireless Services’ results of operations or financial condition. In November 2002, the EITF reached consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” See Note 23 for further information regarding this consensus and its impact to AT&T Wireless Services.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

Advertising and Promotional Costs

      Costs of advertising and promotions are expensed as incurred. Advertising and promotional expenses were $847, $888, and $608 in 2002, 2001, and 2000, respectively.

Deferred Financing Costs

      Debt financing costs are capitalized and amortized as interest expense over the terms of the underlying obligation. These deferred costs are included in Other assets.

Income Taxes

      AT&T Wireless Services recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory rates in effect for the year in which the differences are expected to reverse. Pursuant to the provisions of SFAS No. 109, “Accounting For Income Taxes,” AT&T Wireless Services provides valuation allowances for deferred tax assets for which it does not consider realization of such assets to be more likely than not. See Note 11 for further information regarding AT&T Wireless Services’ income taxes.

Stock-Based Compensation Expense

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” AT&T Wireless Services measures compensation expense for its stock-based employee compensation plans, described further in Note 13, using the intrinsic value method prescribed by the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” AT&T Wireless Services has adopted the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on net (loss) income available to common shareholders and earnings per share if AT&T Wireless Services had elected to recognize compensation costs based on the fair value at the date of grant for AT&T Wireless Services common stock awards granted subsequent to the split-off in 2001, AT&T Wireless Group tracking stock awards granted to AT&T Wireless Services employees prior to the split-off, and AT&T common stock awards granted to AT&T Wireless Services employees prior to the split-off, consistent with the provisions of SFAS No. 123 (see Note 13 for assumptions used in the fair value method):

	For the Years Ended
	December 31,

	2002	2001	2000

Reported net (loss) income available to common shareholders	$(2,342)	$(963)	$528
Less: Total stock-based employee compensation expense determined under the fair value method for all employee stock awards, net of tax for the years ended December 31, 2001 and 2000	358	189	177

Adjusted net (loss) income available to common shareholders	$(2,700)	$(1,152)	$351

Basic and diluted earnings per share:
Reported net (loss) income available to common shareholders	$(0.87)	$(0.38)	$0.21
Adjusted net (loss) income available to common shareholders	$(1.00)	$(0.46)	$0.14

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

Issuance of Common Stock by Affiliates

      Changes in AT&T Wireless Services’ proportionate share of the underlying equity of a subsidiary or equity method unconsolidated subsidiary which result from the issuance of additional equity securities by such entity are recognized as increases or decreases in Additional paid-in capital.

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for certain items such as unbilled revenues, allowance for doubtful accounts, employee compensation programs, depreciation and amortization, taxes, inventory values, valuations of investments and determining when investment impairments are other than temporary, intangible assets, especially fair value determinations, and deferred tax assets, including tax valuation allowances. Estimates are based on historical experience, where applicable, and other assumptions that management believes are reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. Additionally, estimates are used when recording the fair values of assets and liabilities assumed in a purchase business combination, such as the acquisition of TeleCorp PCS, Inc. (TeleCorp), which closed in February 2002 (see Note 9).

Reclassifications and Restatements

      Certain reclassifications have been made to prior year amounts to conform to current year presentations. Capitalized costs associated with internal-use software have been reclassified from Other assets to Property, plant, and equipment for all periods presented. Internal-use software costs and related accumulated amortization that were reclassified as of December 31, 2001, were $606 and $146, respectively.

3.	Adoption of Statement of Financial Accounting Standard (SFAS) No. 142

      Effective January 1, 2002, AT&T Wireless Services adopted SFAS No. 142. SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition, as well as how they are to be accounted for after they have been initially recognized in the financial statements.

      Effective with the adoption of this standard, AT&T Wireless Services is no longer amortizing acquired goodwill and excess net book value associated with its equity method unconsolidated subsidiaries. Additionally, AT&T Wireless Services was required to reassess the useful lives of its other intangible assets, which consist primarily of FCC licensing costs and customer lists. Although FCC licenses are issued with a stated term, generally 10 years, the renewal of FCC licenses is a routine matter involving a nominal fee and AT&T Wireless Services has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its FCC licenses. As such, effective with the adoption of SFAS No. 142, AT&T Wireless Services is no longer amortizing licensing costs of U.S. consolidated subsidiaries as these licensing costs are deemed to be intangible assets that have indefinite lives. Prospectively, AT&T Wireless Services will continue to periodically reevaluate its determination of an indefinite useful life with regard to FCC licenses. AT&T Wireless Services’ unconsolidated subsidiaries completed a similar assessment for licensing costs. Its U.S. and Canadian unconsolidated subsidiaries also determined that their licensing costs have indefinite lives and ceased amortization of those costs. AT&T Wireless Services also re-assessed the useful life of its customer lists and determined that a five-year life continues to be appropriate.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

      Upon adoption, SFAS No. 142 required a transitional impairment test using a fair value approach for acquired goodwill and other intangible assets deemed to have indefinite lives. Goodwill is to be evaluated for impairment using a two-step test. The first step consists of a review for potential impairment, while the second step, if required, calculates the amount of impairment, if any. Upon adoption of this standard, AT&T Wireless Services completed a transitional impairment test for its acquired goodwill, determining fair value using primarily a discounted cash flow model. AT&T Wireless Services determined that it has one reporting unit for purposes of testing goodwill, and therefore, the discounted cash flow model was largely a function of the cash flows of the enterprise. The determined fair value of the transitional impairment test was sufficient to pass the first step of the impairment test, and therefore, the second step was not performed and no impairment was recorded. The premise of the discounted cash flow model was based upon AT&T Wireless Services’ internal plans related to the future cash flows of its primary assets. The model assumed no step-up in basis of the assets and depreciation was carried over at current levels. In order to assess the fair value of AT&T Wireless Services in its entirety, following the calculation of the discounted cash flows of its primary assets, the fair value of the interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of AT&T Wireless Services’ primary assets, primarily unconsolidated subsidiaries, were added to derive the fair value of AT&T Wireless Services’ total net assets. However, this method of determining fair value would not have necessarily equated to the implied fair value that might have been derived from using the market price of AT&T Wireless Services common stock.

      AT&T Wireless Services also completed a transitional impairment test for U.S. licensing costs, calculating fair value using primarily a discounted cash flow model, and determined that there was no impairment to be recorded. The discounted cash flow model estimates the required resources and eventual returns from the build out of an operational network and acquisitions of customers, starting with only FCC licenses. In this manner, the cash flows are isolated as specifically pertaining to the FCC licenses. A majority of the U.S. licensing costs were tested for impairment on an aggregate basis, which is consistent with the management of the business and national scope of operations.

      During the first quarter of 2002, AT&T Wireless Services recorded a cumulative effect of change in accounting principle of $166, net of tax, associated with its portion of transitional impairment charges recognized by its equity method unconsolidated subsidiaries upon adoption of SFAS No. 142. Of the total aftertax charge, $72 and $7 represented AT&T Wireless Services’ proportionate share of impairments recognized by TeleCorp of its licensing costs and goodwill, respectively. The remaining $87 represented AT&T Wireless Services’ proportionate share of an impairment of licensing costs recognized by American Cellular Corporation (ACC). See Note 4 for additional impairment charges recognized by AT&T Wireless Services’ equity method unconsolidated subsidiaries subsequent to adoption.

      On a prospective basis, AT&T Wireless Services is required to test both acquired goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, for impairment on an annual basis based upon a fair value approach. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If AT&T Wireless Services’ market value continues to be less than its book value for an extended period of time, it could trigger the need for impairment tests of acquired goodwill between annual tests. Other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. During the third quarter of 2002, AT&T Wireless Services completed its annual impairment tests for both acquired goodwill and U.S. licensing costs using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002. Such testing resulted in no

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

impairment charge to goodwill, as the determined fair value was again sufficient to pass the first step impairment test.

      AT&T Wireless Services believes that a discounted cash flow model is the best measure of fair value for its reporting unit. However, the average trading values of AT&T Wireless Services common stock for the quarters ended March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002, were $8.52, $5.65, $4.22, and $6.68, respectively, reflecting a market capitalization that is significantly lower than the fair value determined using discounted cash flows. If market prices were used to derive the fair value of the reporting unit, such values would need to consider other items that may affect the fair value of the reporting unit as a whole, such as a control premium. If this method was used and AT&T Wireless Services failed to pass the first step of the impairment test, it is reasonably possible that a goodwill impairment would result. While AT&T Wireless Services does not use its market price to determine the fair value of its reporting unit, AT&T Wireless Services expects convergence between its market capitalization and discounted cash flow valuation to occur over time. If this does not occur, it may signal the need for impairment charges.

      The first annual reassessment of AT&T Wireless Services’ licensing costs resulted in a total pretax impairment charge of $1,329. See Note 4 for further information regarding these tests.

      The following table provides a reconciliation of the reported net (loss) income available to common shareholders to an adjusted (loss) income before cumulative effect of change in accounting principle and basic and diluted earnings per share assuming that SFAS No. 142 had been adopted as of January 1, 2000:

	For the Years Ended
	December 31,

	2002	2001	2000

Reported net (loss) income available to common shareholders	$(2,342)	$(963)	$528
Accretion of mandatorily redeemable preferred stock	18	—	—
Dividend requirements on preferred stock held by AT&T, net	—	76	130

Net (loss) income	(2,324)	(887)	658
Cumulative effect of change in accounting principle, net of tax	166	—	—

Reported (loss) income before cumulative effect of change in accounting principle	(2,158)	(887)	658
Add back amortization, net of tax:
Goodwill	—	105	66
Licensing costs	—	233	169
Excess net book value of equity method unconsolidated subsidiaries	—	40	15

Adjusted (loss) income before cumulative effect of change in accounting principle	$(2,158)	$(509)	$908

Basic and diluted earnings per share:
Reported net (loss) income available to common shareholders	$(0.87)	$(0.38)	$0.21
Accretion of mandatorily redeemable preferred stock	—	—	—
Dividend requirements on preferred stock held by AT&T, net	—	0.03	0.05

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

	For the Years Ended
	December 31,

	2002	2001	2000

Net (loss) income	(0.87)	(0.35)	0.26
Cumulative effect of change in accounting principle, net of tax	(0.06)	—	—

Reported (loss) income before cumulative effect of change in accounting principle	(0.81)	(0.35)	0.26
Add back amortization, net of tax:
Goodwill	—	0.04	0.03
Licensing costs	—	0.09	0.07
Excess net book value of equity method unconsolidated subsidiaries	—	0.02	0.01

Adjusted (loss) income before cumulative effect of change in accounting principle	$(0.81)	$(0.20)	$0.37

      The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

Balance as of December 31, 2001	$4,712
Goodwill acquired during the year ended December 31, 2002	2,487

Balance as of December 31, 2002	$7,199

      Intangible assets with indefinite lives at December 31, 2002, consisted of U.S. licensing costs of $13,949. Amortizable intangible assets at December 31, 2002, consisted of customer lists of $595, net of accumulated amortization of $251. Customer lists are being amortized on a straight-line basis over five years. Pretax amortization expense associated with customer lists for the year ended December 31, 2002, totaled $118. The aggregate pretax amortization expense associated with customer lists for the years ended December 31, 2003, 2004, 2005, 2006, and 2007 are estimated to be $118, $112, $85, $25, and $4, respectively.

4.     Impairment Charges

Impairment of Licensing Costs of Consolidated Subsidiaries

      As discussed in Note 3, SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair values of the goodwill and other indefinite-lived intangible assets with their carrying amounts.

      AT&T Wireless Services completed its annual impairment tests for both goodwill and U.S. licensing costs during the third quarter of 2002, using methodologies consistent with those applied at the time of the initial adoption of SFAS No. 142 on January 1, 2002. Such testing resulted in no impairment charge to goodwill in the third quarter of 2002. FCC licenses that support AT&T Wireless Services’ U.S. strategic plan, which represent a majority of the licensing costs’ carrying value, were aggregated and valued using a discounted cash flow model. The remaining non-strategic licenses were valued on a license-by-license basis using primarily comparative market transaction data to determine a fair value. These tests resulted in a total pretax impairment charge of $1,329, which was recorded in Impairment of licensing costs during the third quarter of 2002. AT&T Wireless Services believes that the declines in the fair value of its licenses are due principally to uncertainty about industry prospects in light of continuing price competition, slowing subscriber growth, and the continued weakness of the U.S. economy.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

Impairment of Licensing Costs of Equity Method Unconsolidated Subsidiaries

      AT&T Wireless Services recognized pretax losses of $349 in the third quarter of 2002 associated with its portion of impairment charges recognized by its equity method unconsolidated subsidiaries as a result of their annual impairment tests of licensing costs as required by SFAS No. 142. These pretax losses consisted of $240, $84, and $25 of AT&T Wireless Services’ proportionate share of impairments of licensing costs recognized by Cascade Wireless, LLC (Cascade), Alaska Native Wireless, LLC (ANW), and Lewis and Clark Communications, LLC, respectively. These charges are included in Net equity (losses) earnings from investments in unconsolidated subsidiaries.

Impairment Charges of Equity Method Unconsolidated Subsidiaries

      During the third quarter of 2002, AT&T Wireless Services performed its annual impairment review of its significant investments in and advances to unconsolidated subsidiaries. As a result, AT&T Wireless Services recognized $464 of pretax impairment charges due to declines in the fair values of several equity method unconsolidated subsidiaries that management deemed to be other than temporary. The majority of the total pretax charge represented impairments of investments in Rogers Wireless Communications Inc. (Rogers Wireless), EuroTel Praha, spol. s.r.o., and BPL Cellular Ltd. of $232, $185, and $24, respectively. These charges are included in Net equity (losses) earnings from investments in unconsolidated subsidiaries.

      During the second quarter of 2002, AT&T Wireless Services recognized a $120 pretax impairment charge in Net equity (losses) earnings from investments in unconsolidated subsidiaries associated with its investment in ACC Acquisition LLC, which is the parent company of ACC. This impairment represented a write-off of AT&T Wireless Services’ remaining investment balance. The impairment charge was recognized due to a reassessment of the fair value of AT&T Wireless Services’ investment following ACC’s failure to comply with the total debt leverage ratio covenant contained in ACC’s bank credit facility.

      During the fourth quarter of 2001, AT&T Wireless Services recognized $107 of pretax impairment charges in Net equity (losses) earnings from investments in unconsolidated subsidiaries associated with declines in the fair values of AT&T Wireless Services’ equity method unconsolidated investments in Rogers Wireless and BPL Cellular Ltd. of $63 and $44, respectively, as management deemed these declines to be other than temporary.

Impairment Charges of Cost Method Unconsolidated Subsidiaries

      During the third quarter of 2002, AT&T Wireless Services recognized a $187 pretax impairment charge related to its cost method investment in Dobson Communications Corporation (Dobson) due to a decline in fair value of the investment that management deemed to be other than temporary. Of the total pretax charge, $173 related to AT&T Wireless Services’ investment in Dobson’s Series AA preferred stock and $14 to AT&T Wireless Services’ remaining investment in Dobson’s common stock. Additionally, in the first quarter of 2002, AT&T Wireless Services recorded a pretax impairment charge of $57 related to its common stock investment in Dobson due to a decline in the quoted market price of Dobson’s common stock that management deemed to be other than temporary. These losses are included in Other (expense) income. See Note 9 for a discussion of the transaction involving AT&T Wireless Services’ investment in Dobson’s Series AA preferred stock.

5.     Discontinued Operations

      In December 2001, AT&T Wireless Services finalized plans and received approval from its board of directors to exit the fixed wireless business. This decision resulted in a pretax charge of $1.3 billion during the

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

fourth quarter of 2001, reflecting a write-down of assets and the impact of phased exit charges. AT&T Wireless Services completed the disposal of the fixed wireless business during 2002.

      In accordance with APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” the consolidated financial statements of AT&T Wireless Services reflect the fixed wireless business as discontinued operations for all periods presented. Accordingly, the revenue, costs and expenses, assets, and cash flows of the fixed wireless business have been excluded from the respective captions in the statements of operations, balance sheets, and statements of cash flows and have been reported as Income (loss) from discontinued operations, net of applicable taxes; as Assets of discontinued operations; and as Net cash used in discontinued operations for all periods presented.

      Revenue from discontinued operations was $1, $19, and $2 for 2002, 2001, and 2000, respectively. Assets of discontinued operations were $0 and $88 as of December 31, 2002 and 2001, respectively. Total assets as of December 31, 2001, were primarily composed of licensing costs and property, plant, and equipment. The liabilities of the fixed wireless business, including liabilities associated with the disposal and phased exit charges of the fixed wireless business, are not reflected within discontinued operations in AT&T Wireless Services’ balance sheets, as these liabilities have not been assumed by third parties. Accordingly, the cash flows associated with the disposal and phased exit charges have been reflected in Net cash provided by operating activities of continuing operations within the statements of cash flows. Gain (loss) on disposal of discontinued business for the fourth quarter of 2001, included $74 for estimated pretax losses during the phase-out period, which were all recognized as of December 31, 2002.

      During the first, second, and third quarters of 2002, AT&T Wireless Services recorded aftertax gains on disposal of the fixed wireless business totaling $12, $27, and $8, respectively. The gains consisted of adjustments to the recoverability of assets and accruals associated with exit costs from the fixed wireless business and are reflected in Gain (loss) on disposal of discontinued business.

      On February 12, 2002, AT&T Wireless Services completed the sale of certain fixed wireless assets to Netro Corporation (Netro), a company that is engaged in a business substantially different from AT&T Wireless Services’ fixed wireless business. Netro paid $16 in cash and issued 8.2 million shares of Netro common stock to acquire a license to intellectual property, equipment, and proprietary software assets. As a result of the transaction, AT&T Wireless Services owned approximately 13.5 percent of Netro’s outstanding common stock. During the second half of 2002, AT&T Wireless Services sold a portion of its Netro common shares, which reduced its ownership percentage of Netro’s outstanding common stock to approximately 2 percent as of December 31, 2002.

6.     NTT DoCoMo Investment

      In January 2001, NTT DoCoMo, Inc. (DoCoMo), a leading Japanese wireless communications company, invested $9.8 billion in a security of AT&T that, like AT&T Wireless Group tracking stock, was intended to reflect a portion of the financial performance and economic value of AT&T Wireless Group. AT&T Wireless Services was allocated $6.1 billion of the net proceeds from AT&T. AT&T retained the remaining $3.6 billion of the net DoCoMo investment proceeds as consideration for the reduction in AT&T’s retained portion of AT&T Wireless Services’ value. In conjunction with the split-off, DoCoMo’s investment was converted into 406 million shares, or approximately 16 percent, of AT&T Wireless Services’ common stock. These shares were recorded at their fair value as of the date of the split-off due to redemption rights held by DoCoMo and are reflected as Mandatorily redeemable common stock as of December 31, 2002 and 2001. The redemption values of these shares as of December 31, 2002 and 2001 were approximately $10.7 billion and $10.1 billion, respectively. As part of its January 2001 investment, DoCoMo also received

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

warrants with an exercise price of $35 per AT&T Wireless Group tracking share equivalent, which, in conjunction with the split-off, were converted into warrants to purchase AT&T Wireless Services’ common stock at $35 per share. Prior to an amendment to the warrant terms in December 2001, these warrants were considered to be derivative financial instruments and were adjusted to their fair value through AT&T Wireless Services’ results of operations. In December 2001, the terms of the warrants were amended, which resulted in the fair value of the warrants as of the amendment date to be reclassified from Other long-term liabilities to Additional paid-in capital. Additionally, this amendment eliminated future fair value adjustments. See Note 9 for discussion of DoCoMo’s exercise of their preemptive right in conjunction with AT&T Wireless Services’ acquisition of TeleCorp. See Note 20 for a discussion of DoCoMo’s redemption rights, which were amended in December 2002.

7.     Supplementary Financial Information

Supplementary Statement of Operations Information

	For the Years Ended
	December 31,

	2002	2001	2000

DEPRECIATION AND AMORTIZATION
Depreciation	$2,366	$1,760	$1,245
Amortization of licensing costs	—	378	274
Amortization of goodwill	—	135	73
Amortization of internal-use software and other intangible assets	385	229	47

Total depreciation and amortization	$2,751	$2,502	$1,639

OTHER (EXPENSE) INCOME
Interest income	$74	$278	$146
Net gains on sale/exchange of assets, businesses, and investments in unconsolidated subsidiaries	42	—	362
Net revaluation of securities	—	73	—
Minority interests in consolidated subsidiaries	(2)	24	28
Losses from impairment of cost method unconsolidated subsidiaries	(245)	(20)	—
Losses on early extinguishment of debt	(20)	—	—
Miscellaneous, net	28	19	(2)

Total other (expense) income	$(123)	$374	$534

DEDUCTED FROM INTEREST EXPENSE
Capitalized Interest	$95	$141	$123

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

Supplementary Balance Sheet Information

	At December 31,

	2002	2001

PROPERTY, PLANT, AND EQUIPMENT, NET
Wireless communications systems and other equipment	$22,474	$17,105
Land, buildings, and improvements	804	622
Internal-use software	795	606

Total property, plant, and equipment	24,073	18,333
Accumulated depreciation and amortization	(7,810)	(5,377)

Property, plant, and equipment, net	$16,263	$12,956

ACCUMULATED OTHER COMPREHENSIVE LOSS
Net revaluation of investments, net of tax	$—	$(20)
Net revaluation of financial instruments, net of tax	(66)	(70)
Net foreign currency translation adjustments, net of tax	8	(15)

Accumulated other comprehensive loss, net of tax	$(58)	$(105)

Supplementary Cash Flow Information

	For the Years Ended
	December 31,

	2002	2001	2000

Interest payments, net of amounts capitalized	$600	$202	$85
Income tax payments (refunds)	89	130	(202)
Reclassification of mandatorily redeemable common stock and warrants held by DoCoMo effective with the split-off	—	7,824	—
Reclassification of common stock warrants held by DoCoMo to additional paid-in capital	—	88	—
Non-cash additions to property, plant, and equipment	446	623	689
Non-cash contributions from AT&T for acquisitions and initial investments in ventures and partnerships	—	—	539
Recapitalization of long-term debt due to AT&T into preferred stock held by AT&T	—	—	2,000

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

8.     Earnings per Share

      The following table presents the computation of basic and diluted (loss) earnings per share:

	For the Years Ended
	December 31,

	2002	2001	2000

(Loss) income from continuing operations	$(2,205)	$200	$828
Less: Accretion of mandatorily redeemable preferred stock	18	—	—
Dividend requirements on preferred stock held by AT&T, net	—	76	130

(Loss) income from continuing operations available to common shareholders	(2,223)	124	698
Income (loss) from discontinued operations	47	(1,087)	(170)
Cumulative effect of change in accounting principle	(166)	—	—

Net (loss) income available to common shareholders	$(2,342)	$(963)	$528

Weighted average common shares outstanding(1)	2,686	2,530	2,530
Net effect of dilutive stock options(2)	—	2	2

Weighted average common shares and equivalents outstanding	2,686	2,532	2,532

(Loss) income per basic and diluted share:
(Loss) income from continuing operations available to common shareholders	$(0.82)	$0.05	$0.28
Income (loss) from discontinued operations	0.01	(0.43)	(0.07)
Cumulative effect of change in accounting principle	(0.06)	—	—

Net (loss) income available to common shareholders	$(0.87)	$(0.38)	$0.21

(1)	Weighted average common shares outstanding for periods prior to the split-off assume that all of the shares outstanding effective with the split-off, including the 406 million shares issued to DoCoMo, were outstanding for those periods.

(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to the loss recognized from continuing operations during the year ended December 31, 2002, the effect of dilutive stock options and the 41.7 million warrants issued to DoCoMo in January 2001 (see Note 6) were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share. As of December 31, 2002, 2001, and 2000 there were 212 million, 139 million, and 130 million, respectively, AT&T Wireless Services common stock options outstanding as well as the warrants issued to DoCoMo that were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share.

9.     Acquisitions and Dispositions

      During 2002, 2001, and 2000, AT&T Wireless Services completed certain transactions as part of its overall strategy to expand its wireless footprint and divest itself of non-strategic interests. Net pretax gains included in Other (expense) income related to these transactions were $42, $0, and $362 in 2002, 2001, and 2000, respectively. Net aftertax gains included in Net equity (losses) earnings from investments in unconsolidated subsidiaries were $0, $298, and $372 in 2002, 2001, and 2000, respectively.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

Acquisitions of Businesses

      The following tables present information about significant acquisitions by AT&T Wireless Services for the years ended December 31, 2002 and 2000. There were no significant acquisitions made by AT&T Wireless Services during the year ended December 31, 2001. All of the following acquisitions were accounted for as purchases. The results of each entity acquired have been included in the consolidated financial statements of AT&T Wireless Services since their respective acquisition dates.

      For the Year Ended December 31, 2002:

Assets (Liabilities) Acquired

					Net		Long-Term
	Purchase	Licensing	Customer	Other	Tangible	Long-Term	Deferred
	Price(1)	Costs	Lists	Consideration	Assets	Debt	Tax Asset	Goodwill

TeleCorp PCS, Inc(2)	$2,414	$1,952	$94	$(460)	$985	$(2,756)	$112	$2,487
Philadelphia(3)	285	170	31	84	—	—	—	—

      For the Year Ended December 31, 2000:

Assets (Liabilities) Acquired

				Net
				Tangible
	Purchase	Licensing	Customer	Assets
	Price(1)	Costs	Lists	(Liabilities)	Goodwill

Los Angeles(4)	$3,555	$2,170	$202	$191	$992
Houston(5)	984	580	15	(28)	417
CMT Partners(6)	1,805	910	100	207	588
Wireless One(7)	859	550	19	67	223
Others(8)	1,469	857	32	185	395

(1)	Purchase price includes cash, the fair value of AT&T Wireless Services common stock and mandatorily redeemable preferred stock issued, and the fair value of assets exchanged, as applicable.

(2)	On February 15, 2002, AT&T Wireless Services acquired the remaining 77 percent of TeleCorp that it did not previously own. (See Note 10 for further discussion of AT&T Wireless Services’ previously owned equity investment in TeleCorp.) As a result of the closing of the acquisition, AT&T Wireless Services no longer treats its previously owned interest in TeleCorp as an equity method unconsolidated subsidiary. The purchase of TeleCorp was consistent with AT&T Wireless Services’ strategy to expand its footprint in major markets in North America through acquisitions of wireless carriers where there were opportunities to improve operating results. TeleCorp provided wireless voice services in portions of the Midwestern and Southeastern United States, which complemented AT&T Wireless Services’ footprint of licenses and service territory in the United States.

The acquisition of TeleCorp has been accounted for in accordance with SFAS No. 141, “Business Combinations.” The aggregate purchase price totaled $2,414 including $2,266 of AT&T Wireless Services common stock issued (146 million shares), $133 of AT&T Wireless Services mandatorily redeemable preferred stock issued (233,000 shares), and $15 in cash. The fair value of the 146 million common shares issued was determined based upon the average market price of AT&T Wireless Services common stock over the five-day trading period before and after the terms of the acquisition were agreed

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

to and announced. The fair value of the mandatorily redeemable preferred stock issued was based upon the present value of future discounted cash flows as of the acquisition date.

In accordance with SFAS No. 142, goodwill and U.S. licensing costs related to TeleCorp will not be amortized. Instead, AT&T Wireless Services tested these items for impairment as part of its annual impairment test of goodwill and U.S. licensing costs in the third quarter of 2002 (see Notes 3 and 4). None of the goodwill recorded is deductible for tax purposes. Customer lists are being amortized over five years on a straight-line basis. Other consideration associated with the acquisition included the following items: (1) $208 of AT&T Wireless Services’ unconsolidated investment balance which represented its 23 percent ownership interest in TeleCorp immediately prior to the acquisition; (2) $318 of notes receivable made to TeleCorp, including $100 made in January 2002, which, subsequent to the acquisition, were terminated; and (3) elimination of AT&T Wireless Services’ long-term and short-term liabilities totaling $66 associated with deferred brand revenue from TeleCorp which existed as of the acquisition date.

In conjunction with AT&T Wireless Services’ acquisition of TeleCorp, DoCoMo exercised its preemptive right to acquire the maximum number of shares to which it was entitled, pursuant to the Investor Agreement between AT&T Wireless Services and DoCoMo. As a result, AT&T Wireless Services issued 26.7 million shares to DoCoMo in February 2002 and recorded cash proceeds of $382. These shares issued to DoCoMo are not subject to the redemption rights under AT&T Wireless Services’ Investor Agreement with DoCoMo and therefore are not presented as Mandatorily redeemable common stock.

(3)	On April 1, 2002, AT&T Wireless Services completed its acquisition of the remaining 49 percent minority interest in the Philadelphia market owned by Exelon Corp. for $285 in cash. In addition, during the first quarter of 2002, Exelon Corp. made a capital contribution of demand notes in the net amount of $85 payable by AT&T Wireless Services to Exelon Corp., resulting in AT&T Wireless Services’ due on demand notes payable being reclassified to minority interest as an equity contribution during the first quarter of 2002. The acquisition of the remaining 49 percent interest was treated as a step-acquisition, in accordance with SFAS No. 141. Other consideration includes the reduction of the minority interest liability previously recorded by AT&T Wireless Services as this market was consolidated by AT&T Wireless Services prior to the acquisition of the remaining 49 percent interest.

(4)	In November 1998, AT&T Wireless Services and BellSouth combined their jointly owned cellular properties in Los Angeles, Houston, and Galveston, Texas, plus cash, to form AB Cellular Holding, LLC (AB Cellular), which owned, controlled, and supervised all three properties. AT&T Wireless Services held a 55.62 percent equity interest in AB Cellular with only a 50 percent voting interest; therefore, this investment was accounted for under the equity method. Pursuant to the AB Cellular Limited Liability Company Agreement, there were redemption provisions that allowed BellSouth, commencing in December 2000, to alter the ownership structure of AB Cellular pursuant to one of three options. On December 4, 2000, BellSouth announced its election to have AB Cellular exercise its option to redeem AT&T Wireless Services’ 55.62 percent equity interest. On December 29, 2000, AB Cellular completed the redemption of AT&T Wireless Services’ 55.62 percent equity interest in AB Cellular, and in exchange, AT&T Wireless Services received 100 percent of the net assets of the Los Angeles cellular property. As a result of the redemption, AB Cellular recognized a significant gain on the transaction based on the estimated fair value of the net assets of the Los Angeles cellular property on the date of redemption. AT&T Wireless Services’ net equity earnings for the year ended December 31, 2000, included $372, aftertax, reflecting its proportionate share of the gain. The net assets of the Los Angeles cellular property were recorded at fair value by AT&T Wireless Services and resulted in a pretax loss of $184, which was included in Other (expense) income. As a result of this transaction, AT&T Wireless

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

Services’ results for the year ended December 31, 2000, included a non-cash reduction to investments of $3,756 associated with the redemption of its equity interest in AB Cellular.

(5)	On December 29, 2000, AT&T Wireless Services completed the acquisition of a wireless system in Houston for cash.

(6)	On June 29, 2000, AT&T Wireless Services completed the acquisition of Vodafone Airtouch plc’s 50 percent partnership interest in CMT Partners (the Bay Area Properties), which holds a controlling interest in five Bay Area markets including San Francisco and San Jose, for cash, thereby giving AT&T Wireless Services a 100 percent ownership interest in this partnership. Prior to consummation of this transaction, AT&T Wireless Services’ 50 percent ownership interest in CMT Partners was accounted for as an equity method unconsolidated subsidiary. As a result of the transaction, $190 was reclassified from investments to goodwill during the year ended December 31, 2000.

(7)	On June 1, 2000, AT&T Wireless Services completed its acquisition of the assets of Wireless One Network, L.P. for cash, acquiring wireless systems in northwest and southwest Florida.

(8)	Other 2000 acquisitions included wireless systems acquired in San Diego, Indianapolis, and several New England markets. See Note 10 for further discussion of the transaction related to the purchase of the wireless systems in the New England markets.

      The following unaudited pro forma consolidated results of operations for the years ended December 31, 2002, 2001, and 2000 assume the TeleCorp acquisition had been completed on January 1, 2001, and the Los Angeles, Houston, Bay Area Properties, Wireless One, San Diego, and Indianapolis acquisitions had been completed on January 1, 2000:

	For the Years Ended December 31,

	2002	2001	2000

	(Unaudited)
Revenue	$15,716	$14,220	$12,237
(Loss) income before cumulative effect of change in accounting principle available to common shareholders	$(2,244)	$(1,284)	$280
(Loss) income before cumulative effect of change in accounting principle available to common shareholders per share — basic and diluted	$(0.83)	$(0.47)	$0.11
Net (loss) income available to common shareholders	$(2,331)	$(1,284)	$280
Net (loss) income available to common shareholders per share — basic and diluted	$(0.86)	$(0.47)	$0.11

      Unaudited pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

Dispositions of Assets and Investments in Unconsolidated Subsidiaries

      During the fourth quarter of 2002, AT&T Wireless Services sold wireless licenses in Norfolk, Richmond, and Roanoke, Virginia, to Triton PCS, Inc. for $65 in cash. AT&T Wireless Services recognized a pretax gain of $38 upon closing of the sale, which was recorded in Other (expense) income. See Note 10 for further discussion of AT&T Wireless Services’ equity investment in Triton PCS Holding, Inc., the parent company of Triton PCS, Inc.

      In April 2001, AT&T completed the sale of its interest in Japan Telecom for approximately $1.35 billion in cash. AT&T attributed $0.5 billion of the net aftertax proceeds from the sale to AT&T Wireless Services.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

AT&T Wireless Services recognized an aftertax gain of $298 associated with the transaction, which was recorded in Net equity (losses) earnings from investments in unconsolidated subsidiaries.

      In June 2000, AT&T Wireless Services sold its interest in two equity method unconsolidated subsidiaries for cash, resulting in pretax gains of $141, which were recorded in Other (expense) income.

Pending Transactions

      On December 24, 2002, AT&T Wireless Services executed a definitive agreement with a subsidiary of Dobson to transfer AT&T Wireless Services’ wireless properties in the Anchorage, Alaska Metropolitan Service Area (MSA), and Alaska Rural Service Area (RSA) No. 2 markets, which include a population of over 430,000. In addition, AT&T Wireless Services will transfer to Dobson its shares of Dobson Series AA preferred stock, which AT&T Wireless Services purchased in February 2001. In exchange, AT&T Wireless Services will receive Dobson’s wireless properties in the Santa Cruz, California MSA, and California RSA No. 4 markets, which include a population of over 640,000. The transaction remains subject to federal regulatory approvals and certain other conditions.

10.     Investments in and Advances to Unconsolidated Subsidiaries

      AT&T Wireless Services holds investments in and has made advances to ventures and partnerships that provide AT&T Wireless Services access to additional U.S. and international wireless markets. Substantially all of these investments are accounted for under the equity method.

      At December 31, 2002 and 2001, AT&T Wireless Services had equity method unconsolidated subsidiaries of $2,185 and $3,420, respectively, of which $1,495 and $1,853, respectively, related to international investments. The year-over-year decline in investment balances is primarily a result of AT&T Wireless Services’ proportionate share of impairment charges recognized by equity method unconsolidated subsidiaries as well as impairment charges AT&T Wireless Services recognized on its investments in equity method unconsolidated subsidiaries. Additionally, the acquisition of TeleCorp resulted in AT&T Wireless Services no longer treating its previously owned interest in TeleCorp as an equity method unconsolidated subsidiary. Prior to January 1, 2002, pretax amortization of excess carrying value of $65 and $25 in 2001 and 2000, respectively, is reflected as a component of Net equity (losses) earnings from investments in unconsolidated subsidiaries. As discussed in Note 3, in accordance with SFAS No. 142 adopted on January 1, 2002, AT&T Wireless Services no longer amortizes goodwill and other indefinite-lived intangible assets, including the excess net book value associated with equity method unconsolidated subsidiaries. At December 31, 2002 and 2001, the carrying value of investments accounted for under the equity method exceeded AT&T Wireless Services’ share of the underlying reported net assets by $891 and $1,207, respectively. AT&T Wireless Services received cash distributions from its equity method unconsolidated subsidiaries of $343, $659, and $201 for the years ended December 31, 2002, 2001, and 2000, respectively. The cash distributions for the year ended December 31, 2002, primarily included distributions from ANW as a result of the amendment to the terms of the venture with ANW during 2002 (see Note 20). The cash distributions for the year ended December 31, 2001, primarily included the cash proceeds associated with the sale of AT&T Wireless Services’ interest in Japan Telecom (see Note 9).

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

Equity Method Unconsolidated Subsidiaries

      Ownership of significant equity method unconsolidated subsidiaries is as follows:

	At December 31,

	2002		2001

U.S.
ACC Acquisition LLC	50.00%	(1)	50.00%	(1)
Alaska Native Wireless, LLC	38.18%	(2)	38.18%	(2)
Cascade Wireless, LLC	85.00%	(3)	85.00%	(3)
Cincinnati Bell Wireless, LLC	19.90%	(4)	19.90%	(4)
TeleCorp PCS, Inc.	N/A	(5)	22.85%	(5)
Triton PCS Holdings, Inc.	15.49%	(6)	15.68%	(6)

International
BPL Cellular Ltd (India)	49.00%		49.00%
EuroTel Bratislava a.s (Slovakia)	24.50%		24.50%
EuroTel Praha, spol. s.r.o. (Czech Republic)	24.50%		24.50%
Far EasTone Telecommunications, Ltd (Taiwan)	22.74%		22.74%
IDEA Cellular Ltd (India)	32.79%	(7)	33.00%	(7)
Rogers Wireless Communications Inc. (Canada)	34.28%	(8)	34.35%	(8)

(1)	In February 2000, AT&T and Dobson acquired ACC, through a joint venture, ACC Acquisition LLC, for approximately $2.4 billion. AT&T contributed its interest in the joint venture to AT&T Wireless Services as of the date of the acquisition. The acquisition was funded with non-recourse bank debt by the joint venture and cash equity contributions of approximately $400 from each of the two partners. See Note 4 for discussion of the impairment charge recognized on this investment associated with ACC’s failure to comply with the total debt leverage ratio covenant contained in ACC’s bank credit facility.

(2)	During November 2000, AT&T Wireless Services joined with others in the formation of a venture, ANW, which participated in the FCC’s Auction 35 of license spectrum in the 1900-megahertz band. In November 2002, due to the extent of the delay and uncertainty surrounding Auction 35, AT&T Wireless Services and the other owners of ANW amended the terms of the venture. Pursuant to the amended terms, AT&T Wireless Services received certain distributions and revised certain commitments related to this joint venture. See Note 20 for further discussion of the amended terms of the venture and AT&T Wireless Services’ outstanding commitments.

(3)	On December 22, 2000, AT&T Wireless Services joined with others in the formation of Cascade. Upon formation of the entity, AT&T Wireless Services contributed $2.3 in cash to obtain an 85 percent non-controlling equity interest in the entity. During 2001, AT&T Wireless Services loaned approximately $180 to Cascade to finance various license purchases and operational activities. During the first quarter of 2002, AT&T Wireless Services advanced an additional aggregate of $251 to Cascade, which was then controlled by Wayne Perry, who at that time was a member of AT&T Wireless Services’ board of directors. AT&T Wireless Services made the advance pursuant to contractual obligations entered into prior to Perry joining AT&T Wireless Services’ board of directors. Cascade used these proceeds to finance the acquisition from third parties of licensed spectrum that AT&T Wireless Services was not eligible to own, as well as to fund operating requirements of Cascade. AT&T Wireless Services has entered into roaming and other agreements with Cascade, which allow AT&T Wireless Services’

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

subscribers to roam in markets operated by Cascade. AT&T Wireless Services accounts for this investment under the equity method as AT&T Wireless Services has significant influence but does not have any voting rights with respect to this entity.

(4)	AT&T Wireless Services accounts for its investment in Cincinnati Bell Wireless, LLC under the equity method, although its voting stock ownership percentage is less than 20 percent, as AT&T Wireless Services has the ability to appoint two out of five representatives on Cincinnati Bell Wireless, LLC’s Member Committee and has entered into strategic alliances with Cincinnati Bell Wireless, LLC that indicate the ability to exercise significant influence.

(5)	On November 13, 2000, TeleCorp completed its merger agreement with Tritel, Inc., as part of a stock transaction. Prior to that date, AT&T Wireless Services had ownership interests (assuming conversion of all convertible preferred shares to common) of 15.6 percent and 21.6 percent in TeleCorp and Tritel, Inc., respectively. In connection with the merger, AT&T Wireless Services contributed to TeleCorp, rights to acquire wireless licenses in Wisconsin and Iowa, paid approximately $20 in cash, and extended the term of its brand license agreement through July 2005, in exchange for approximately 9.3 million additional common shares in the newly combined company. In a separate transaction with TeleCorp in November 2000, AT&T Wireless Services completed an exchange of certain wireless licenses and rights to acquire additional licenses in several Wisconsin and Iowa markets, as well as made a cash payment of approximately $80. In return, AT&T Wireless Services received TeleCorp’s PCS licenses and wireless systems in several New England markets. AT&T Wireless Services recognized a pretax gain of $379, which was recorded in Other (expense) income, associated with these transactions. The ownership percentage as of December 31, 2001, reflected AT&T Wireless Services’ ownership of common stock, assuming conversion of all convertible preferred shares to common stock as of December 31, 2001. In addition, AT&T Wireless Services held redeemable preferred shares at December 31, 2001, which were not convertible to common stock at that time. On February 15, 2002, AT&T Wireless Services acquired the remaining 77 percent of TeleCorp that it did not previously own. See Note 9 for further information on this acquisition.

(6)	AT&T Wireless Services accounts for its investment in Triton PCS Holding, Inc. under the equity method, although its voting stock ownership percentage is less than 20 percent, as it has significant non-voting preferred stock ownership and has entered into strategic alliances with Triton PCS Holding, Inc. that indicate the ability to exercise significant influence. The ownership percentages as of December 31, 2002 and 2001, reflect AT&T Wireless Services’ ownership of common stock assuming conversion of all convertible preferred shares.

(7)	During 2001, AT&T Wireless Services directly and through its previously owned interest in Birla AT&T Communications Ltd. completed two transactions that expanded AT&T Wireless Services’ coverage area in the Indian states of Andhra Pradesh and Madhya Pradesh. These transactions were completed by the fourth quarter of 2001. As a result, AT&T Wireless Services’ owns an approximate 33 percent interest in the merged entity, IDEA Cellular Ltd., formerly known as Birla Tata AT&T Ltd.

(8)	During the first quarter of 2001, AT&T Wireless Services issued unsecured term notes to Rogers Wireless to pay for spectrum Rogers Wireless successfully bid upon in the Canadian spectrum auctions. In April 2001, Rogers Wireless effected a rights offering of its equity securities in which AT&T Wireless Services’ joint venture with British Telecommunications plc, JVII, participated. The participation increased JVII’s ownership interest in Rogers Wireless to 34.4 percent. AT&T Wireless Services funded the purchase on behalf of JVII by offsetting it against the unsecured, interest-bearing note made by AT&T Wireless Services. This transaction resulted in AT&T Wireless Services obtaining a controlling interest in JVII, as well as increasing its indirect ownership percentage in Rogers Wireless. On July 3, 2001, AT&T Wireless Services obtained British Telecommunications plc’s interest in JVII for approxi-

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

mately $380 in cash. As a result of this acquisition, AT&T Wireless Services owns 100 percent of JVII, and, through JVII, holds an approximate 34.4 percent ownership interest in Rogers Wireless.

      See Note 3 for a discussion of the proportionate share of losses recognized by AT&T Wireless Services, reflected as a cumulative effect of change in accounting principle, associated with its equity method unconsolidated subsidiaries’ initial adoption of SFAS No. 142 on January 1, 2002.

      See Note 4 for a discussion of AT&T Wireless Services’ proportionate share of impairment charges recognized by its equity method unconsolidated subsidiaries associated with their annual impairment reviews as required by SFAS No. 142, as well as a discussion of impairment charges of equity method unconsolidated subsidiaries recognized by AT&T Wireless Services associated with declines in the fair value of several investments that management deemed to be other than temporary.

      See Note 23 for information regarding the impact of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”

      The consolidated results of operations and the financial position of the significant equity method unconsolidated subsidiaries are summarized below.

Condensed Income Statement Information

	For the Years Ended December 31,

	2002	2001	2000

Revenue	$5,178	$8,545	$16,577
Operating income (loss)	175	(257)	319
(Loss) income before extraordinary items and cumulative effect of change in accounting principle	(836)	29	1,123
Cumulative of effect of change in accounting principle, net of tax	(1,540)	(1)	—

Net (loss) income	$(2,376)	$24	$1,123

      Condensed income statement information for 2002 includes the results of TeleCorp prior to its consolidation by AT&T Wireless Services in February 2002 (see Note 9), as well as the SFAS No. 142 impairments recognized by the investees, both as a cumulative effect of change in accounting principle upon adoption and impairments recognized associated with the investee’s annual SFAS No. 142 impairment tests of U.S. licensing costs (see Notes 3 and 4). Condensed income statement information for 2001 includes the results of Japan Telecom prior to its sale in April 2001, as well as the aftertax gain of $298 recognized on the sale (see Note 9). Condensed income statement information for 2000 includes the results of AB Cellular and CMT Partners prior to their consolidation by AT&T Wireless Services, as well as the gain recognized by AB Cellular associated with the redemption of AT&T Wireless Services’ equity interest in December 2000 (see Note 9).

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

Condensed Balance Sheet Information

	At December 31,

	2002	2001

Current assets	$1,857	$2,044
Noncurrent assets	9,927	18,586
Current liabilities	3,225	1,926
Noncurrent liabilities	5,444	10,162
Redeemable preferred stock	196	648

      Current assets are composed primarily of cash, accounts receivable, and other current assets. Noncurrent assets are composed primarily of goodwill, property, plant, and equipment, and licensing costs. Current liabilities are composed primarily of operating accruals, accounts payable, and short-term debt. Noncurrent liabilities are composed primarily of long-term debt and deferred income taxes.

Cost Method Unconsolidated Subsidiaries

      In February 2001, AT&T Wireless Services completed its purchase of $200 in Series AA preferred stock from Dobson, which has a liquidation preference of $1,000 per share and is exchangeable into Series A convertible preferred stock. If the Series AA preferred stock is exchanged into Series A convertible preferred stock, AT&T Wireless Services will increase its ownership interest in Dobson, on an as-converted-to-common-stock basis, from its current ownership of 5.0 percent to approximately 12.7 percent.

      See Note 4 for discussion of impairment charges recognized by AT&T Wireless Services related to its investment in Dobson.

      See Note 9 for discussion of a pending transaction involving AT&T Wireless Services’ investment in Dobson’s Series AA preferred stock.

11.     Income Taxes

      AT&T Wireless Services became a separate taxable entity effective with its split-off from AT&T in July 2001. Prior to the split-off, AT&T Wireless Services was not a separate taxable entity for federal and state income tax purposes and its results of operations were included in the consolidated federal and certain state income tax returns of AT&T and its affiliates, as described in Note 1. The following table shows the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

for AT&T Wireless Services’ (Loss) income from continuing operations, excluding the taxes associated with Net equity (losses) earnings from investments in unconsolidated subsidiaries:

	For the Years Ended
	December 31,

	2002	2001	2000

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Federal income tax (benefit) provision at statutory rate	$(368)	$205	$240
State and local income taxes, net of federal income tax effect	(33)	18	19
Amortization of non-deductible goodwill	—	42	20
Net revaluation of securities	—	(25)	—
Sale of foreign unconsolidated subsidiary	—	—	(31)
Change in valuation allowance and other estimates	446	58	—
Other differences, net	10	13	(2)

Provision for income taxes	$55	$311	$246

Effective income tax rate	(5.2)%	53.0%	35.7%

PROVISION (BENEFIT) FOR INCOME TAXES

CURRENT
Federal	$240	$(18)	$(284)
State and local	10	39	(61)
Foreign	3	5	—

	$253	$26	$(345)

DEFERRED
Federal	$(213)	$292	$505
State and local	15	(7)	86

	$(198)	$285	$591

Provision for income taxes	$55	$311	$246

      Income tax provisions associated with and included in Net equity (losses) earnings from investments in unconsolidated subsidiaries were $12, $13, and $243 for the years ended December 31, 2002, 2001, and 2000, respectively. See below for a discussion of deferred tax valuation allowances recorded in Net equity (losses) earnings from investments in unconsolidated subsidiaries during 2002.

      For the tax return period July 10, 2001, through December 31, 2001, AT&T Wireless Services incurred a tax net operating loss (NOL) of $1.3 billion. Under the tax-sharing agreement with AT&T, the net operating loss was carried back for a refund of taxes paid by AT&T, as the common parent of an affiliated group that included AT&T Wireless Services. A receivable was established in Shareholders’ Equity in the amount of $461, with a corresponding increase to Additional paid-in capital. In January 2003, AT&T Wireless Services received $436 relating to the refund claim. The remaining $25 will be held in escrow pursuant to the terms of an agreement between AT&T and AT&T Wireless Services and will be reflected as a Receivable from former parent, AT&T, until distribution from the escrow.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

      For the year ended December 31, 2002, AT&T Wireless Services estimates it generated a NOL of $2.8 billion. For certain of these losses that could be up to approximately $1.5 billion, AT&T Wireless Services will pursue a carryback claim for the tax benefits related to these losses, which can be offset against taxes paid by AT&T. The balance of any 2002 NOL not paid by AT&T can be carried forward to offset taxable income of AT&T Wireless Services in future years.

      The tax-sharing agreement between AT&T and AT&T Wireless Services provides that AT&T Wireless Services may not seek a refund for taxes relating back to periods before the split-off without AT&T’s consent, and that such consent may not be unreasonably withheld. Federal tax laws generally provide that AT&T Wireless Services would only be entitled to a carryback benefit to the extent that the income of AT&T for the applicable carryback years is sufficient to absorb all of the carryback losses of AT&T and its affiliates in addition to the carryback losses of AT&T Wireless Services. The amount of the refund from AT&T for the 2002 net operating loss, if any, and the timing of any such payment cannot be determined with certainty at this time.

      Deferred income tax liabilities are taxes AT&T Wireless Services expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax bases of certain assets and liabilities.

      Deferred income tax liabilities and assets consist of the following:

	At December 31,

	2002	2001

LONG-TERM DEFERRED INCOME TAX LIABILITIES
Property, plant, and equipment, licensing costs, and goodwill	$(5,816)	$(4,786)
Investments in and advances to unconsolidated subsidiaries	588	9
Other	(44)	(75)

Total long-term deferred income tax liabilities	$(5,272)	$(4,852)

LONG-TERM DEFERRED INCOME TAX ASSETS
Discontinued operations	$—	$405
Net operating loss/credit carryforwards	1,776	110
Valuation allowance	(292)	(15)

Total net long-term deferred income tax assets	$1,484	$500

Net long-term deferred income tax liabilities	$(3,788)	$(4,352)

CURRENT DEFERRED INCOME TAX ASSETS
Discontinued operations	$—	$99
Employee benefits	29	11
Reserves and allowances	194	109
Other	9	3
Valuation allowance	(232)	—

Total current deferred income tax assets	$—	$222

Net current deferred income tax assets	$—	$222

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

      At December 31, 2002, AT&T Wireless Services had net operating losses for federal and state income tax purposes of $1,354 and $387, respectively, at their respective rates, expiring beginning 2003 through 2022. AT&T Wireless Services also has federal tax credit carryforwards of $9 that expire between 2006 and 2022, and $29 that are not subject to expiration. The Internal Revenue Code’s Section 382 places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes to a company’s ownership occur. AT&T Wireless Services believes that its purchase of TeleCorp was a change in ownership pursuant to Section 382 of the Internal Revenue Code, and the net operating loss carryforwards of TeleCorp (approximately $463) are limited but potentially usable in future periods.

      The period of reversal for deferred tax liabilities related to licensing costs and goodwill can no longer be reasonably estimated due to the adoption of SFAS No. 142 on January 1, 2002 (see Note 3). As a result, AT&T Wireless Services may not rely on the reversal of deferred tax liabilities associated with licensing costs and goodwill as a means to realize AT&T Wireless Services’ deferred tax assets, which primarily represent NOLs. Additionally, due to the lack of earnings history as an independent company and impairment charges recognized on AT&T Wireless Services’ licensing costs and unconsolidated subsidiaries, it cannot rely on forecasts of future earnings as a means to realize its deferred tax assets. Accordingly, AT&T Wireless Services has determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets. In 2002, AT&T Wireless Services recorded deferred tax valuation allowances of $970. The valuation allowances included $524 related to deferred tax assets associated with AT&T Wireless Services’ equity method unconsolidated subsidiaries, which was recorded in Net equity (losses) earnings from investments in unconsolidated subsidiaries. The valuation allowances also included $446 related to its continuing operations, excluding net equity (losses) earnings from investments in unconsolidated subsidiaries, which was recorded in Provision for income taxes. Future valuation allowance requirements may be impacted by the 2002 NOL carryback claim to AT&T, which may be reflected as a contribution to Additional paid-in capital in Shareholders’ Equity.

12.     Employee Benefit Plan

      AT&T Wireless Services sponsors savings plans for the majority of its employees. The plans allow employees to contribute a portion of their pretax income in accordance with specified guidelines. The plan matches a percentage of employee contributions up to certain limits. In addition, AT&T Wireless Services may make discretionary or profit-sharing contributions. Contributions amounted to $79, $91, and $60 in 2002, 2001, and 2000, respectively.

13.     Stock-Based Compensation Plans

Stock-Based Compensation Plans Subsequent to the Split-off

      In conjunction with the split-off from AT&T in July 2001, AT&T Wireless Services adopted the AT&T Wireless Services Long Term Incentive Plan (LTIP), which allows for the granting of stock options, performance shares, and restricted stock units in AT&T Wireless Services’ common stock. In addition, AT&T Wireless Services adopted the AT&T Wireless Services Adjustment Plan (Adjustment plan), which is a plan designed to govern the outstanding AT&T Wireless Services common stock options created from AT&T Wireless Group tracking stock options upon split-off, as well as the AT&T Wireless Services common stock options created from AT&T options upon the split-off distribution. There were 150 million common shares authorized under the Adjustment plan.

      Under the LTIP, there were 155 million common shares authorized for grant and 95 million common shares available for grant as of December 31, 2002. The shares available for grant are based on the 86 million shares initially authorized upon adoption of the LTIP plus an additional number of shares to be added to the

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

plan on January 1st of each year, adjusted for new grants, forfeitures, and cancellations of outstanding awards under both plans throughout the year. The additional shares to be added annually are based on 2.75 percent of the shares outstanding on January 1st of each year. Stock options are granted to a significant portion of employees as well as to members of AT&T Wireless Services’ board of directors. The exercise price of stock options granted is equal to the stock price when the option is granted. The options generally vest over three and one-half years and are exercisable up to 10 years from the date of grant. Restricted stock units are awarded to key employees.

      In addition to the AT&T Wireless Services LTIP, AT&T Wireless Services adopted the AT&T Wireless Services Employee Stock Purchase Plan (ESPP). Under the ESPP, as of December 31, 2002, AT&T Wireless Services was authorized to sell up to 14.3 million shares of AT&T Wireless Services common stock to AT&T Wireless Services employees. Shares available for grant are based on the 5.2 million shares initially authorized upon adoption of the ESPP plus an additional number of shares to be added on January 1st of each year, equal to the lesser of 9.1 million shares or 0.35 percent of the total common shares plus options outstanding. Under the terms of the ESPP, employees may have up to 10 percent of their earnings withheld to purchase AT&T Wireless Services’ common stock. The purchase price of the stock on the date of exercise is 85 percent of the fair market value of shares on the New York Stock Exchange on either the first or the last day of the applicable quarter, whichever is less. During 2002 and 2001, AT&T Wireless Services sold 3.9 million and 621,000 shares, respectively, to employees under the ESPP.

Stock-Based Compensation Plans Prior to the Split-off

      Prior to the split-off from AT&T, employees of AT&T Wireless Services participated in the stock-based compensation plans of AT&T, which included stock options granted in AT&T common stock. Prior to the date of the offering of AT&T Wireless Group tracking shares in April 2000, AT&T granted approximately 1.1 million AT&T common stock options to AT&T Wireless Services employees during 2000. The weighted-average exercise price at the grant date for AT&T common stock options granted to AT&T Wireless Services employees during 2000 was $48.05. At December 31, 2000, there were approximately 27.5 million AT&T common stock options outstanding held by AT&T Wireless Services employees at a weighted average exercise price of $41.58. At December 31, 2000, there were approximately 17.5 million AT&T common stock options exercisable at a weighted average exercise price of $35.37. The information above has not been adjusted for any subsequent stock splits or stock dividends by AT&T.

      Subsequent to the April 2000 offering of AT&T Wireless Group tracking stock and prior to the split-off in July 2001, AT&T granted stock options in AT&T Wireless Group tracking stock to substantially all AT&T employees, including AT&T Wireless Services employees. Of the total options granted in 2001 noted in the table below, 4.1 million represented AT&T Wireless Group tracking stock options granted prior to the split-off, of which 2.2 million were granted to AT&T Wireless Services employees.

      In conjunction with the split-off, AT&T and AT&T Wireless Services entered into an employee benefits agreement. This agreement covered the treatment of AT&T common stock options and AT&T Wireless Group tracking stock options held by both AT&T and AT&T Wireless Services employees. According to the agreement, each AT&T option granted to AT&T and AT&T Wireless Group employees prior to January 1, 2001, that was outstanding under the AT&T Long Term Incentive Plan as of the split-off date, was adjusted. This adjustment resulted in each individual who was a holder of an AT&T option receiving, immediately after the split-off date, an adjusted AT&T option and an AT&T Wireless Services option. The combined intrinsic value of the adjusted AT&T option and the AT&T Wireless Services option immediately after the split-off was equal to the intrinsic value of the AT&T option immediately before the split-off. Each AT&T Wireless Group tracking stock option held by an AT&T or AT&T Wireless Group employee outstanding under the

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

AT&T Long Term Incentive Plan as of the split-off date was converted as of the split-off date into an AT&T Wireless Services option. The number of options and the exercise price per share of each AT&T Wireless Services option was adjusted to maintain the intrinsic value of the AT&T Wireless Group option immediately before the split-off.

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

Summary of AT&T Wireless Group and AT&T Wireless Services Common Stock Options

      The following table is a summary of AT&T Wireless Group stock option transactions prior to the split-off and AT&T Wireless Services stock option transactions subsequent to the split-off:

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Shares in Thousands	2002	Exercise Price	2001	Exercise Price	2000	Exercise Price

Outstanding at January 1	176,237	$26.14	73,626	$29.29	—	$—
Options
Granted	39,767	8.70	34,946	16.97	76,983	29.29
Issued with TeleCorp acquisition	10,893	23.62	—	—	—	—
Exercised	(357)	9.17	(970)	11.61	—	—
Canceled or forfeited	(11,292)	20.89	(6,695)	25.61	(3,357)	29.43
Options created as a result of split-off	—	—	75,330	27.08	—	—

Outstanding at December 31	215,248	$23.09	176,237	$26.14	73,626	$29.29
Options exercisable	157,474	$25.74	118,084	$27.91	12,391	$29.48
Shares available for grant	94,795		65,797		41,874

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

      The following table summarizes information about the AT&T Wireless Services stock options outstanding at December 31, 2002:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
	Number	Remaining	Weighted-	Number	Weighted-
Range of	Outstanding at	Contractual	Average	Exercisable at	Average
Exercise Prices	Dec. 31, 2002	Life	Exercise Price	Dec. 31, 2002	Exercise Price

	(In thousands)			(In thousands)
$0.01 – $8.85	40,093	8.8	$8.44	13,882	$8.12
$8.86 – $16.42	10,117	7.5	12.86	5,777	12.60
$16.43	22,511	8.5	16.43	10,044	16.43
$16.44 – $19.97	13,128	4.8	18.42	12,270	18.44
$19.98 – $29.00	30,855	6.3	23.89	28,340	23.83
$29.01 – $29.15	65,501	7.3	29.15	55,479	29.15
$29.16 – $57.50	33,043	6.0	37.65	31,682	37.37

Total	215,248	7.2	$23.09	157,474	$25.74

      Of the 215.2 million options outstanding at December 31, 2002, non-employees held 86.6 million.

      AT&T Wireless Services applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized other than for restricted stock units. Compensation costs charged against AT&T Wireless Services’ results of operations were not material in 2002, 2001, and 2000.

Fair Value Assumptions

      AT&T Wireless Services has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 2 for the related pro forma disclosures, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (see Note 23). The following assumptions were applied for the SFAS No. 123 disclosure-only provision information included in Note 2.

      The weighted-average fair value at date of grant was $5.57 for all AT&T Wireless Services stock options granted during 2002 and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 65 percent, (iii) expected life of six years, and (iv) risk-free interest rate of 5.2 percent.

      The weighted-average fair value at date of grant was $1.28 for all shares of AT&T Wireless Services common stock issued during 2002 under the ESPP, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 80 percent, (iii) expected life of three months, and (iv) risk-free three-month interest rate of 1.5 percent.

      The weighted-average fair value at date of grant was $7.56 for all AT&T Wireless Services stock options granted during 2001, as well as AT&T Wireless Group tracking stock options granted to AT&T Wireless Services employees prior to the split-off, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 50 percent, (iii) expected life of five years, and (iv) risk-free interest rate of 4.2 percent.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

      The weighted-average fair value at date of grant was $2.44 for all shares of AT&T Wireless Services common stock issued during 2001 under the ESPP, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 50 percent, (iii) expected life of three months, and (iv) risk-free three-month interest rate of 1.7 percent.

      The weighted-average fair value at date of grant was $14.43 for AT&T Wireless Group tracking stock options granted to AT&T Wireless Services employees during 2000 and was estimated using the Black-Scholes option-pricing model. The following weighted-average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 55 percent, (iii) expected life of four years, and (iv) risk-free interest rate of 6.5 percent.

      The weighted-average fair value at date of grant for AT&T options granted to AT&T Wireless Services employees during 2000 was $14.26 and was estimated using the Black-Scholes option-pricing model. The following weighted-average assumptions were applied: (i) expected dividend yield of 2 percent, (ii) expected volatility rate of 31 percent, (iii) expected life of four years, and (iv) risk-free interest rate of 6.7 percent.

14.     Relationship with AT&T

      Prior to the July 9, 2001, split-off from AT&T, the financial statements of AT&T Wireless Services reflect an assumed capital structure allocated from AT&T, as well as allocated costs associated with AT&T’s common support divisions as discussed in Note 1. Additionally, AT&T Wireless Services, including its discontinued fixed wireless business, purchased various network and selling, general, and administrative services from AT&T, primarily at market-based prices. The following table summarizes the amounts included in the statements of operations for activity with AT&T, prior to the split-off from AT&T.

	For the Years
	Ended
	December 31,

	2001(1)	2000

COSTS OF SERVICES:
Long-distance and other network-related services	$140	$241
Provision for uncollectible receivables related to bundled customers	18	38

Total costs of services	$158	$279

SELLING, GENERAL, AND ADMINISTRATIVE:
General corporate overhead allocations	$29	$56
Sales employee, commissions, and marketing-support-related costs(2)	—	67
Administrative telephone services	76	104
Remittance processing services	16	23
Billing and collection services related to bundled customers	12	38

Total selling, general, and administrative	$133	$288

INTEREST INCOME ON NOTE RECEIVABLE FROM AT&T(3)	$202	$143
INTEREST EXPENSE	$70	$196
PREFERRED STOCK DIVIDENDS(4)	$76	$130
CAPITALIZED INTEREST DEDUCTED FROM INTEREST EXPENSE	$41	$123

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

      AT&T Wireless Services had income tax receivables totaling $210 at December 31, 2001, which represented payments to be received from AT&T in accordance with the tax-sharing agreement. See Note 11 for a discussion of the $461 receivable from AT&T, recorded as of December 31, 2002, associated with a federal tax refund claim filed associated with AT&T Wireless Services’ 2001 tax net operating loss.

(1)	For the 2001 period prior to July 9, 2001.

(2)	Effective April 1, 2000, the direct sales employees previously employed by AT&T became employees of AT&T Wireless Services.

(3)	Included in Other (expense) income. For the 2001 period prior to the repayment of the note receivable from AT&T, intercompany interest income was determined based upon the average daily balance outstanding of the intercompany note receivable from AT&T, at a rate equal to AT&T’s average 30-day commercial paper rate reset on the first day of each month, which was 4.2 percent at June 30, 2001. For the year ended December 31, 2000, intercompany interest income was determined based on the average daily balance outstanding of the intercompany note receivable from AT&T at a rate equal to the one-month LIBOR minus six basis points.

(4)	Recorded net of tax in accordance with the tax-sharing agreement discussed in Note 1.

15. Long-Term Debt

	At December 31,

	2002	2001

LONG-TERM DEBT
AT&T Wireless Services Senior Notes:
8.13% average(1)	$6,500	$6,500
7.86% average(2)	3,000	—
TeleCorp Wireless, Inc. Senior Subordinated Notes:
10 5/8%(3),(7)	292	—
11 5/8%(4),(7)	374	—
Tritel PCS, Inc. Senior Subordinated Notes:
10 3/8%(5),(7)	292	—
12 3/4%(6),(7)	242	—
Other long-term debt	136	130
Less: Net unamortized discount	(19)	(13)
Add: SFAS No. 133 fair value adjustment(8)	240	—

Total long-term debt	$11,057	$6,617

(1)	On March 6, 2001, AT&T Wireless Services completed a private placement of $6.5 billion in unsecured and unsubordinated Senior Notes with $1.0 billion maturing on March 1, 2006; $3.0 billion maturing on March 1, 2011; and $2.5 billion maturing on March 1, 2031. The notes pay interest at fixed rates ranging from 7.35 percent to 8.75 percent per annum, payable semiannually, and include customary covenants. Actual interest paid may have differed from the stated interest rates due to AT&T Wireless Services entering into interest rate swap agreements (see Note 17). In accordance with registration rights attached to the notes, on October 3, 2001, AT&T Wireless Services completed an exchange offer exchanging, at

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

the election of the note holder, nearly 100 percent of private placement Senior Notes for new Senior Notes pursuant to a registration statement filed under the Securities Act of 1933.

(2)	On April 16, 2002, AT&T Wireless Services completed a registered public offering of $3.0 billion in unsecured and unsubordinated Senior Notes with $250 maturing on April 18, 2005; $750 maturing on May 1, 2007; and $2.0 billion maturing on May 1, 2012. The notes pay interest at fixed rates ranging from 6.875 percent to 8.125 percent per annum, payable semiannually, and include customary covenants. Actual interest paid may have differed from the stated interest rates due to AT&T Wireless Services entering into interest rate swap agreements (see Note 17).

      In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiaries, TeleCorp Wireless, Inc. and Tritel PCS, Inc., and recorded this debt at its fair value as of the date of the TeleCorp acquisition. The TeleCorp Wireless, Inc. notes include customary covenants and are guaranteed by AT&T Wireless Services and TeleCorp Wireless, Inc.’s wholly owned subsidiary, TeleCorp Communications, Inc. The Tritel PCS, Inc. notes include customary covenants and are guaranteed by AT&T Wireless Services, Tritel, Inc. (Tritel PCS, Inc.’s parent company), and by Tritel PCS, Inc.’s wholly owned subsidiary, Tritel Communications, Inc. See notes (3)—(7) below for further discussion of this debt. Except as set forth in notes (4) and (6) below, the notes pay interest semiannually and include customary covenants.

(3)	These notes mature on July 15, 2010, unless previously redeemed by TeleCorp Wireless, Inc. The notes are subject to optional redemption on or after July 15, 2005. In April 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35 percent, or $158 in aggregate principal amount at maturity, of the TeleCorp Wireless, Inc. 10 5/8 percent Senior Subordinated Notes for $174, in accordance with the early redemption provisions of the indenture. This redemption occurred in May 2002 with cash balances of TeleCorp Wireless, Inc., which were received from AT&T Wireless Services’ purchase of additional equity in TeleCorp Wireless, Inc.

(4)	These notes mature on April 15, 2009, unless previously redeemed by TeleCorp Wireless, Inc. As interest accrues, it is added to the principal as an increase to interest expense and the carrying value of the notes until April 15, 2004. TeleCorp Wireless, Inc. will begin paying interest semiannually on October 15, 2004. The notes are subject to optional redemption on or after April 15, 2004. In March 2002, TeleCorp Wireless, Inc. exercised its option to redeem 35 percent, or $201 in aggregate principal amount at maturity, of the TeleCorp Wireless, Inc. 11 5/8 percent Senior Subordinated Discount Notes for $179, in accordance with the early redemption provisions of the indenture. This redemption occurred in April 2002 with cash balances of TeleCorp Wireless, Inc., which were received from AT&T Wireless Services’ purchase of additional equity in TeleCorp Wireless, Inc.

(5)	These notes mature on January 15, 2011, unless previously redeemed by Tritel PCS, Inc. The notes are subject to optional redemption on or after January 15, 2006. In April 2002, Tritel PCS, Inc. exercised its option to redeem 35 percent, or $158 in aggregate principal amount at maturity, of the Tritel PCS, Inc. 10 3/8 percent Senior Subordinated Notes for $174, in accordance with the early redemption provisions of the indenture. This redemption occurred in May 2002 with cash balances of Tritel PCS, Inc., which were received from AT&T Wireless Services’ purchase of additional equity in Tritel PCS, Inc.

(6)	These notes mature on May 15, 2009, unless previously redeemed by Tritel PCS, Inc. As interest accrues, it is added to the principal as an increase to interest expense and the carrying value of the notes until May 15, 2004. Tritel PCS, Inc. will begin paying interest semiannually on November 15, 2004. The notes are subject to optional redemption on or after May 15, 2004. In April 2002, Tritel PCS, Inc. exercised its option to redeem 35 percent, or $130 in aggregate principal amount at maturity, of the Tritel PCS, Inc. 12 3/4 percent Senior Subordinated Discount Notes for $115, in accordance with the early redemption

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

provisions of the indenture. This redemption occurred in May 2002 with cash balances of Tritel PCS, Inc., which were received from AT&T Wireless Services’ purchase of additional equity in Tritel PCS, Inc.

(7)	On May 10, 2002, AT&T Wireless Services guaranteed in the event of default, the repayment of the interest and principal of the TeleCorp Wireless, Inc. and Tritel PCS, Inc. Senior Subordinated Notes. This guarantee ranks pari passu with the senior unsecured obligations of AT&T Wireless Services. TeleCorp Wireless, Inc. and Tritel PCS, Inc. are both wholly owned consolidated operating subsidiaries of AT&T Wireless Services. Provisions of the notes, described above, limit the use of cash and cash equivalents of each subsidiary to the operations of the subsidiary. At December 31, 2002, Cash and cash equivalents included a combined $89 of cash and cash equivalents that were held by TeleCorp Wireless, Inc. and Tritel PCS, Inc.

(8)	In accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” AT&T Wireless Services recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. The adjustment represents the changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates. This fair value adjustment was recorded as an increase to Long-term debt, with the related value for the interest rate swaps’ non-current portion recorded in Other assets. During the first quarter of 2003, AT&T Wireless Services terminated all of its interest rate swaps. AT&T Wireless Services received cash of which $245 represented the fair value as of the termination dates of the portion of its long-term debt that was hedged. In accordance with SFAS No. 133, the associated hedged portion of Long-term debt will no longer be adjusted for changes in fair value. The existing fair value adjustment recorded in Long-term debt related to the terminated interest rate swaps will continue to be amortized against interest expense over the remaining life of the previously hedged debt.

Maturities of Long-Term Debt

      Annual maturities on AT&T Wireless Services’ long-term debt outstanding for the years ending December 31, 2003 through 2007, and in later years, are as follows:

2003	$—
2004	—
2005	250
2006	1,000
2007	886
Later Years	8,700

Repayments of Long-Term Debt

      In addition to the TeleCorp Wireless, Inc. and Tritel PCS, Inc. Senior Subordinated Notes, AT&T Wireless Services assumed debt of TeleCorp Wireless, Inc. and Tritel PCS, Inc. related to their senior credit facilities, vendor financings, and FCC debt. In February 2002, subsequent to the acquisition of TeleCorp, AT&T Wireless Services purchased additional equity in TeleCorp. TeleCorp contributed $955 in total to TeleCorp Wireless, Inc. and Tritel PCS, Inc. The contributions were subsequently utilized by TeleCorp Wireless, Inc. and Tritel PCS, Inc. to repay all amounts outstanding, including principal, interest, and related fees, under their Senior Credit Facilities and FCC debt. TeleCorp Wireless, Inc. and Tritel PCS, Inc. repaid $20 associated with the cancellation of interest rate swap agreements. In addition, AT&T Wireless Services repaid $53 of outstanding principal and interest of vendor financings owed by TeleCorp Wireless, Inc.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

Accounts Receivable Securitization Program

      In March 2003, AT&T Wireless Services renewed its accounts receivable securitization program and increased the size of the program from $1.2 billion to $1.6 billion. The program allows AT&T Wireless Services to obtain financing collateralized by subscriber trade accounts receivable. Under the program, AT&T Wireless Services can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary of AT&T Wireless Services. The wholly owned subsidiary of AT&T Wireless Services would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to fees including a program fee range of 15 to 25 basis points and a liquidity fee range of 22.5 to 50 basis points. Both fee ranges are based on AT&T Wireless Services’ Senior Notes rating. This financing arrangement is to be used for general corporate purposes, is subject to customary securitization covenants, and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event AT&T Wireless Services’ long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. As of December 31, 2002, AT&T Wireless Services had no amounts outstanding under the accounts receivable securitization program and was in compliance with its covenants.

Renewal of Credit Facilities

      In March 2001, AT&T Wireless Services entered into Competitive Advance and Revolving Credit Facilities (the Facilities) in the aggregate amount of $2.5 billion consisting of a $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and a $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility. On March 18, 2003, AT&T Wireless Services renewed the 364-day Facility. The Facilities are subject to a facility fee range of 10 to 25 basis points, which is based on AT&T Wireless Services’ Senior Notes rating, and is payable quarterly on the total commitment. The Facilities are also subject to a utilization fee of 25 basis points if borrowings exceed certain levels as defined in the agreement. The Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending on AT&T Wireless Services’ Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. The Facilities are to be used for general corporate purposes and are subject to customary covenants, representations, warranties, and events of default. The Facilities contain financial covenants requiring AT&T Wireless Services to maintain certain financial ratios. In addition, the existence of an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may, under certain circumstances, constitute an event of default. As of December 31, 2002 and 2001, AT&T Wireless Services had no amounts outstanding under the facilities, and was in compliance with its covenants.

Commercial Paper Program

      During June 2001, AT&T Wireless Services finalized agreements to issue up to $2.5 billion of private placement commercial paper notes. The notes will be unsecured, ranking pari passu with AT&T Wireless Services’ other unsubordinated and unsecured indebtedness. Maturity of the notes will be up to 365 days from date of issue. AT&T Wireless Services’ commercial paper notes are rated A2 by Standard & Poor’s and P2 by Moody’s. Upon issuance of the commercial paper notes, the rates would be reflective of these commercial paper market rates at the time of issuance. The commercial paper program is subject to customary commercial paper program covenants. As of December 31, 2002 and 2001, AT&T Wireless Services had no notes outstanding under this program.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

16.     Mandatorily Redeemable Preferred Stock

      In conjunction with the acquisition of TeleCorp in February 2002, AT&T Wireless Services issued 233,000 shares of AT&T Wireless Services Series C and E mandatorily redeemable preferred stock. The fair value of the preferred shares totaled $133 and represented a discount to its accreted value as of the acquisition date of $127.

      In conjunction with the terms of the preferred stock, AT&T Wireless Services is accreting the carrying value of the preferred stock to its liquidation value over the period ending December 13, 2020. This accretion includes an amortization of the discount/premium as well as an accretion of a 6 percent dividend, which is compounded quarterly in accordance with the terms of the preferred stock. As of December 31, 2002, accrued but unpaid dividends were $65, including dividends, which were accrued prior to AT&T Wireless Services’ acquisition of TeleCorp. Holders of the preferred stock are entitled to a dividend if and when declared by AT&T Wireless Services’ board of directors. The preferred stock ranks senior to AT&T Wireless Services’ common stock and any series or class of AT&T Wireless Services’ common or preferred stock, now or hereafter authorized, with respect to payment of dividends and the distribution of assets on liquidation. The Series E preferred stock ranks junior to the Series C preferred stock with respect to payment of dividends and the distribution of assets on liquidation. The holders of the Series C and E preferred stock are entitled to votes in the aggregate of 1,929,069 and 251,189 votes (voting as a class with the common stock), respectively. AT&T Wireless Services has the right to redeem the preferred stock in whole or in part, at any time at a redemption price per share equal to their liquidation value as of the redemption date. The preferred stock had a liquidation value of $273 as of December 31, 2002. Holders of the preferred stock have no redemption rights until December 13, 2020, at which time they may redeem the shares at their liquidation preference of $857.

17.     Derivative Instruments

      AT&T Wireless Services’ derivative instruments as of and for the year ended December 31, 2002 and 2001, primarily included interest rate swaps and interest rate locks. AT&T Wireless Services enters into these agreements to manage its exposure to changes in interest rates, to lower its overall costs of financing, and to manage the mix of floating- and fixed-rate debt in its portfolio.

      As of December 31, 2002 and 2001, AT&T Wireless Services had entered into interest rate swap agreements with total notional values of $2.8 billion and $700, respectively. On a semiannual basis, AT&T Wireless Services pays a floating rate of interest equal to the six-month LIBOR plus a fixed spread and receives a fixed rate in return ranging from 6.875 percent to 8.125 percent. The swaps were entered into as hedges of the fair value of portions of the 6.875 percent Senior Notes due April 2005, the 7.35 percent Senior Notes due March 2006, the 7.5 percent Senior Notes due May 2007, and the 8.125 percent Senior Notes due May 2012, and expire on the notes’ respective maturity dates.

      The interest rate swap agreements are designated as fair value hedges and effectively convert AT&T Wireless Services’ fixed-rate debt to a floating rate by receiving fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The terms of the swap agreements and hedged items are such that effectiveness can be measured using the short-cut method defined in SFAS No. 133. Hedge ineffectiveness, as determined in accordance with SFAS No. 133, had no impact on AT&T Wireless Services’ results of operations for the years ended December 31, 2002 and 2001. No fair value hedges were derecognized or discontinued during the years ended December 31, 2002 and 2001.

      In accordance with the requirements of SFAS No. 133, AT&T Wireless Services recorded a fair value adjustment to the portion of its fixed rate long-term debt that is hedged. The adjustment represents the

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates. At December 31, 2002, the SFAS No. 133 fair value adjustment included in AT&T Wireless Services’ Long-term debt was $240 (see Note 15). This fair value adjustment was recorded as an increase to Long-term debt, with the related value for the interest rate swaps’ non-current portion recorded in Other assets. Interest rate differentials associated with these interest rate swaps, which are used to hedge AT&T Wireless Services’ debt obligations, are recorded as an adjustment to a current asset or liability, with the offset to Interest expense over the life of the swaps.

      During the first quarter of 2003, AT&T Wireless Services terminated all of its interest rate swaps. AT&T Wireless Services received cash of which $245 represented the fair value as of the termination dates of the portion of its long-term debt that was hedged. In accordance with SFAS No. 133, the associated hedged portion of Long-term debt will no longer be adjusted for changes in fair value. The existing fair value adjustment recorded in Long-term debt related to the terminated interest rate swaps will continue to be amortized against interest expense over the remaining life of the previously hedged debt.

      During the years ended December 31, 2002 and 2001, AT&T Wireless Services had entered into interest rate lock agreements with total notional values of $1.1 billion and $6.5 billion, respectively, which were designated as cash flow hedges of the future interest payments on the forecasted issuance of debt. These interest rate locks were terminated in conjunction with the issuance of debt. As of December 31, 2002 and 2001, Other comprehensive (loss) income included pretax deferred net unrealized losses of $95 and $91, respectively, relating to these derivatives designated as cash flow hedges. These losses will be reclassified into Interest expense in the same period in which AT&T Wireless Services’ hedged debt affects Interest expense. During the years ended December 31, 2002 and 2001, pretax derivative losses of $11 and $8 were reclassified into Interest expense, respectively. AT&T Wireless Services estimates that $11 of pretax derivative losses included in Other comprehensive (loss) income will be reclassified into Interest expense in 2003. A $14 pretax gain was reclassified into Other (expense) income during the year ended December 31, 2002, as a result of the discontinuance of interest rate locks for which the original forecasted issuance of debt did not occur within the timeframe permitted by SFAS No. 133. No cash flow hedges were derecognized or discontinued during the year ended December 31, 2001.

      Additionally, prior to December 2001, DoCoMo (see Note 6) held common stock warrants in AT&T Wireless Services that could be settled in cash at DoCoMo’s option. The fair value of the warrants at the split-off date was recorded in Other long-term liabilities. For the year ended December 31, 2001, Other (expense) income included $73 of income related to the fair value adjustments of these warrants. As discussed in Note 6, the terms of the warrants were amended in December 2001, which eliminated future fair value adjustments.

18.     Fair Values of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, due on demand notes payable, and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

      AT&T Wireless Services estimates the fair values of its long-term debt using quoted market prices when available, or AT&T Wireless Services’ incremental borrowing rate, as of the end of the year. The following table shows the fair values and carrying values of AT&T Wireless Services’ long-term debt as of December 31:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

LONG-TERM DEBT
AT&T Wireless Services Senior Notes:
8.13% average	$6,554	$6,455	$6,487	$7,046
7.86% average	3,164	3,009	—	—
TeleCorp Wireless, Inc. Senior Subordinated Notes:
10 5/8%	317	307	—	—
11 5/8%	344	347	—	—
Tritel PCS, Inc. Senior Subordinated Notes:
10 3/8%	318	310	—	—
12 3/4%	224	225	—	—
Other long-term debt	136	135	130	130

	$11,057	$10,788	$6,617	$7,176

      As of December 31, 2002 and 2001, AT&T Wireless Services had entered into interest rate swaps with total notional values of $2.8 billion and $700, respectively. On a semiannual basis, AT&T Wireless Services pays a floating rate of interest plus a fixed spread, which averaged 3.94 percent and 4.50 percent during 2002 and 2001, respectively, for the period which the interest rate swaps were outstanding, and in return receives a fixed rate, which averaged 7.53 percent and 7.35 percent during 2002 and 2001, respectively. AT&T Wireless Services determines the fair value of its interest rate swaps based on market quotes obtained from swap dealers. The fair value of these interest rate swaps represented a long-term asset of $240 as of December 31, 2002, and a liability of $10 as of December 31, 2001. During the first quarter of 2003, AT&T Wireless Services terminated all of its interest rate swaps. AT&T Wireless Services received cash of which $245 represented the fair value as of the termination dates of the portion of its long-term debt that was hedged.

19.     Concentrations

      AT&T Wireless Services purchases a substantial portion of its wireless infrastructure equipment and multi-network handsets from only a few major suppliers. Further, AT&T Wireless Services relies on one key vendor in each of the following areas: billing services, payables and payroll processing, network build-out, and information services. Loss of any of these suppliers could adversely affect operations temporarily until a comparable substitute could be found.

      Local and long-distance telephone and other companies provide certain communication services to AT&T Wireless Services. Disruption of these services could adversely affect operations in the short term until an alternative telecommunication provider was found.

      AT&T Wireless Services does not have a concentration of available sources of labor or services, nor does AT&T Wireless Services have any significant concentration of business transacted with a particular customer, that could, if suddenly eliminated, severely affect operations.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

      Financial instruments that could potentially subject AT&T Wireless Services to credit risk consist principally of interest rate swap agreements and trade accounts receivable. The counterparties to AT&T Wireless Services’ interest rate swap agreements are financial institutions, which have all been accorded high ratings by primary rating agencies. The amounts subject to credit risk related to AT&T Wireless Services’ interest rate swap agreements are limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of AT&T Wireless Services with that counterparty under the terms of the applicable agreement. AT&T Wireless Services believes that the risk of exposure to credit losses due to the nonperformance of these counterparties is remote. Concentrations of credit risk with respect to trade accounts receivables are limited due to the diversity of AT&T Wireless Services’ customer base.

20.     Commitments and Guarantees

      During the first quarter of 2002, AT&T Wireless Services funded $251 to Cascade for spectrum acquisitions and operational funding requirements, fully satisfying its commitment.

      AT&T Wireless Services has various purchase commitments for network equipment, as well as handsets related to the development of its next-generation strategy. Those commitments totaled $936 as of December 31, 2002, with remaining payments to be made in 2003 and 2004.

      Pursuant to the Investor Agreement, as amended in December 2002, between AT&T Wireless Services, AT&T, and DoCoMo, DoCoMo may require AT&T Wireless Services to repurchase its investment at DoCoMo’s original purchase price, plus interest, if under certain circumstances, and subject to the exceptions identified in the Investor Agreement:

•	AT&T Wireless Services fails to launch service based on W-CDMA technology in certain areas of Dallas, San Diego, San Francisco, and Seattle, or agreed-upon alternate cities prior to December 31, 2004; or

•	AT&T Wireless Services’ board of directors approves changes prior to December 31, 2004 in its use of W-CDMA technology as its primary standard for delivery of services based on third-generation technology.

      AT&T Wireless Services believes that the likelihood of its requirement to repurchase DoCoMo’s original investment plus interest is remote.

      During November 2000, AT&T Wireless Services joined with others in the formation of a venture, ANW, which participated in the FCC’s Auction 35 of licensed spectrum in the 1900-megahertz band. In early 2001, the auction was completed, and ANW was the high bidder on approximately $2.9 billion in licenses. Pursuant to the original terms of the venture, AT&T Wireless Services had committed to fund $2.6 billion to ANW to fund ANW’s purchase of the licenses. In June 2001, the federal appeals court for the D.C. Circuit ruled that the FCC had acted improperly in rescinding the licenses held by NextWave Telecom, Inc. and its affiliates (NextWave), which constituted most of the spectrum licenses offered in Auction 35. In August 2001, the FCC returned the licenses to NextWave, and on April 29, 2002, the FCC refunded $473 to ANW, which was a portion of the down payment previously submitted for licenses on which ANW was the high bidder. On March 4, 2002, the FCC granted to ANW the non-NextWave licenses on which it was the high bidder, which required the payment of $90 by ANW, which was funded by AT&T Wireless Services during the first quarter of 2002.

      On November 14, 2002, the FCC announced it would allow bidders to withdraw from Auction 35 without penalty. On December 4, 2002, ANW applied to the FCC to withdraw its bids from Auction 35. As a result, AT&T Wireless Services has been relieved of its commitment to fund ANW’s purchase of the remaining

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

Auction 35 licenses. ANW was refunded $83, which was the remaining balance ANW had on deposit with the FCC as a down payment for the remaining licenses.

      On November 11, 2002, AT&T Wireless Services and the other owners of ANW amended the terms of the venture. Pursuant to the revised agreements:

•	In December 2002, ANW made a prepayment of indebtedness to AT&T Wireless Services of $181;

•	In December 2002, AT&T Wireless Services paid $229 to the other owners of ANW and ANW distributed certain amounts previously invested in ANW, resulting in distributions of $144 to AT&T Wireless Services and $233 to the other owners of ANW; and

•	In March 2007, the other owners of ANW may elect to require AT&T Wireless Services to purchase their interests in ANW for $145. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5 percent per annum.

      AT&T Wireless Services recorded a charge of $108 during the fourth quarter of 2002 in Net equity (losses) earnings from investments in unconsolidated subsidiaries to reflect the difference between amounts previously accrued on its potential obligation to acquire the other owners’ interest under the original terms of the venture and the $229 payment made in December 2002.

      In conjunction with the split-off from AT&T, AT&T Wireless Services entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, as amended in December 2002, AT&T Wireless Services is required to purchase wholesale long-distance services it provides to its customers for set minutes of use over certain periods, beginning with the date of the split-off. For any shortfall in cumulative usage, AT&T Wireless Services is required to pay AT&T at the rate of $0.01 per minute at the end of the 66-month period. AT&T Wireless Services’ maximum remaining commitment as of December 31, 2002, was approximately $574. AT&T Wireless Services is also required to purchase long-distance services associated with its administrative phone usage equal to $70 for each of three years following the split-off. As of December 31, 2002, AT&T Wireless Services had fulfilled all of the first year’s commitment and approximately $48 of the second year’s commitment under the agreement. In addition, AT&T Wireless Services is required to purchase certain network data services from AT&T in an amount equal to $41 for each of the three years following the split-off. AT&T Wireless Services had fulfilled all of the first and second year’s data commitment under the agreement as of December 31, 2002. In October 2002, AT&T Wireless Services committed to purchase international long-distance services over a two-year period beginning November 1, 2002, and is required to pay AT&T any shortfall in cumulative usage based on the period’s average rate. Based on the average rate for the two months ended December 31, 2002, AT&T Wireless Services’ maximum remaining commitment as of December 31, 2002, was approximately $46.

      AT&T Wireless Services has commitments with local exchange carriers for dedicated leased lines. The original terms of these commitments vary from month-to-month up to five years. AT&T Wireless Services’ related commitment to its primary carriers as of December 31, 2002, was approximately $617, with payments due in each of the five succeeding fiscal years as follows: $198 in 2003, $179 in 2004, $138 in 2005, $83 in 2006, and $19 in 2007.

      AT&T Wireless Services has agreements with other wireless carriers regarding subscriber activity on other carriers’ wireless systems. These agreements establish general terms and charges for system usage, and in some cases also establish minimum usage requirements.

      AT&T Wireless Services also has various other purchase commitments for materials, supplies, and other items incidental to the ordinary course of business, which are not material individually, or in the aggregate.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

      AT&T Wireless Services leases land, buildings, and equipment through contracts that expire in various years through 2035. Certain of AT&T Wireless Services’ lease contracts include options to renew the leases for an additional five to 25 years. Certain of these leases also contain early termination clauses that give AT&T Wireless Services the right to terminate the lease by paying a penalty of typically three to six months’ worth of rent. Rental expense under operating leases was $659, $446, and $263 for the years ended December 31, 2002, 2001, and 2000, respectively. The following table shows the future minimum rental payments due under non-cancelable operating leases at December 31, 2002:

For the Years Ended December 31,

2003	$611
2004	565
2005	475
2006	346
2007	211
Later Years	546

      AT&T Wireless Services has contracts that require it to indemnify the other party against certain types of claims relating to the underlying transaction or changes in law. These include the split-off, tax sharing, and tax refund agreements with AT&T, as well as certain asset sales, outsourcing arrangements, and financing and intellectual property agreements. The potential liability related to these indemnities depends on future events and cannot be determined at this time. Historically AT&T Wireless Services has not made any significant indemnity payments and no amounts have been accrued in the consolidated financial statements with respect to these indemnities.

21.     Contingencies

      Several class-action lawsuits have been filed in which claims have been asserted that challenge the quality of wireless service provided by AT&T Wireless Services, including claims for breach of contract, breach of warranty, misrepresentation, fraud, false advertising, and statutory consumer fraud. The plaintiffs in these cases have not asserted specific claims for damages, with the exception of one case filed in Texas in which the named plaintiffs have asserted claims for compensatory and punitive damages totaling $100. That case was dismissed, and then reversed by the court of appeals; AT&T Wireless Services is seeking review of that decision before the Texas Supreme Court. An agreement to settle certain of these cases was approved by the court; several objectors have filed appeals.

      Several class-action lawsuits have been filed asserting claims that AT&T Wireless Services, together with its competitors, have violated federal antitrust laws by allegedly restricting the portability of wireless handsets between carriers. These cases include tying and monopolization claims. The plaintiffs in these cases have not asserted specific claims for damages.

      Several other class-action or representative lawsuits have been filed against AT&T Wireless Services that allege, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to AT&T Wireless Services’ billing practices (including rounding up of partial minutes of use to full-minute increments and billing send to end), dropped calls, and/or mistaken bills. Although the plaintiffs in these cases have not specified alleged damages, the damages in two of the cases are alleged to exceed $100. One of these two cases has alleged that, collectively, the major wireless carriers in California are responsible for damages in excess of $1.2 billion. Settlement negotiations are ongoing in both cases.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

      Several class-action lawsuits have been filed against AT&T and several wireless phone manufacturers and carriers asserting products liability, breach of warranty, and other claims relating to radio-frequency transmissions to and from wireless phones. The complaints seek damages for the costs of headsets for wireless phone users as well as injunctive relief. The court dismissed all but one of these cases, ruling that the plaintiffs claims were preempted by federal law. Plaintiffs are expected to appeal. In connection with the split-off, AT&T Wireless Services was allocated all of the liability, if any, arising from these lawsuits.

      Shareholders of a former competitor of AT&T Wireless Services’ air-to-ground business are plaintiffs in a lawsuit filed in 1993, alleging that AT&T Wireless Services breached a confidentiality agreement, used trade secrets to unfairly compete, and tortiously interfered with the business and potential business of the competitor. Plaintiffs have asserted claims for damages totaling $8.2 billion. AT&T Wireless Services obtained partial summary judgment and then prevailed on the remainder of the claims at a trial on the validity of a release of plaintiffs’ claims. Final judgment was entered against plaintiffs on their claims, and plaintiffs appealed. On appeal, the Appellate Court of Illinois, Second District, reversed and remanded the case for trial indicating that certain issues decided by the judge needed to be resolved by a jury.

      Several lawsuits have been filed against AT&T, certain executives of AT&T and AT&T Wireless Services, and a group of investment banking firms seeking class certification and asserting claims under federal securities laws. The complaints assert claims that AT&T made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with the MediaOne acquisition. The complaints do not specify amounts of damages claimed, although the plaintiffs are seeking to recover for declines in stock prices of AT&T securities, including the AT&T Wireless Group tracking stock. In connection with the split-off, certain provisions of the Separation Agreement between AT&T Wireless Services and AT&T may result in AT&T Wireless Services being allocated a portion of the liabilities, if any, arising out of these actions to the extent relating to AT&T Wireless Group tracking stock.

      Several class-action lawsuits have been filed by shareholders of TeleCorp challenging AT&T Wireless Services’ acquisition of TeleCorp (see Note 9). The lawsuits allege that the consideration paid to TeleCorp shareholders was inadequate and allege conflicts of interest and breach of fiduciary duties by the directors of TeleCorp. Damages have not been specified, although the complaints seek injunctive relief to rescind the transaction.

      A former employee and shareholder of Tritel, Inc., which, as a subsidiary of TeleCorp, was acquired by AT&T Wireless Services as part of its acquisition of TeleCorp, has filed a lawsuit against Tritel, Inc., Tritel Communications, Inc., and two board members seeking to rescind an earlier settlement agreement. The plaintiff alleges that the defendants withheld from him material information about an initial public offering that he claims was material to the settlement, and asserts claims for fraud, breach of fiduciary duty, and breach of the duty of good faith and fair dealing. The plaintiff is seeking $60 in damages and/or restitution, and $450 in punitive damages.

      AT&T Wireless Services has been named as a defendant in three of eleven class-action lawsuits (other wireless telecommunications carriers and several phone manufacturers are also defendants) alleging that existing phone equipment does not meet FCC requirements for 911 emergency call processing. Damages have not been specified, although plaintiffs are seeking injunctive and equitable relief.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

      AT&T Wireless Services received a series of payments from MCI WorldCom Network Services, Inc., as part of a pre-existing reseller’s contract and a letter agreement, within the 90 days preceding WorldCom’s July 21, 2002, bankruptcy filing under Chapter 11 of the Bankruptcy Code. Neither WorldCom nor the Bankruptcy Court has asserted a preference liability claim to any of these payments.

      The ultimate outcome of these claims and actions cannot be predicted with certainty, and accordingly, the aggregate ultimate liability of AT&T Wireless Services under these claims and actions was not determinable as of the filing date. It is the opinion of AT&T Wireless Services’ management that it is not probable that the resolution of such lawsuits will have a material adverse impact on AT&T Wireless Services’ consolidated financial statements.

      AT&T Wireless Services also is a defendant in other legal actions involving claims incidental to the normal conduct of the running of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Additionally, AT&T Wireless Services also makes routine filings with the FCC and state regulatory authorities, as well as federal, state, and local tax authorities. However, AT&T Wireless Services believes that the amounts that may be paid in these actions will not be material to its financial position, results of operations, or cash flows.

22.     Quarterly Information (Unaudited)

2002	First	Second	Third(1)	Fourth

Revenue	$3,611	$3,910	$4,063	$4,047
Operating income (loss)	$178	$335	$(962)	$191
(Loss) income from continuing operations	$(22)	$(3)	$(2,049)	$(131)
Income from discontinued operations	$12	$27	$8	$—
(Loss) income before cumulative effect of change in accounting principle available to common shareholders	$(12)	$19	$(2,047)	$(136)
Net (loss) income available to common shareholders	$(178)	$19	$(2,047)	$(136)
(Loss) income before cumulative effect of change in accounting principle available to common shareholders per share — basic and diluted	$(0.01)	$0.01	$(0.76)	$(0.05)
Net (loss) income available to common shareholders per share — basic and diluted	$(0.07)	$0.01	$(0.76)	$(0.05)
Stock price (3):
AT&T Wireless Services common stock (4)
High	$14.46	$9.43	$6.20	$8.05
Low	$8.24	$5.35	$3.97	$3.25
Quarter-end close	$8.95	$5.85	$4.12	$5.65

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

2001	First	Second	Third	Fourth(2)

Revenue	$3,210	$3,376	$3,496	$3,528
Operating income (loss)	$232	$260	$143	$(37)
Income (loss) from continuing operations	$56	$343	$156	$(355)
Loss from discontinued operations	$(56)	$(80)	$(79)	$(872)
Income (loss) before cumulative effect of change in accounting principle available to common shareholders	$(42)	$229	$77	$(1,227)
Net (loss) income available to common shareholders	$(42)	$229	$77	$(1,227)
Income (loss) before cumulative effect of change in accounting principle available to common shareholders per share — basic and diluted	$(0.02)	$0.09	$0.03	$(0.48)
Net (loss) income available to common shareholders per share — basic and diluted	$(0.02)	$0.09	$0.03	$(0.48)
Stock price(3):
AT&T Wireless Services common stock (effective July 9, 2001)(4)
High	$—	$—	$19.92	$16.22
Low	$—	$—	$12.27	$12.51
Quarter-end close	$—	$—	$14.94	$14.37
AT&T Wireless Group tracking stock (through July 8, 2001)(4)
High	$27.30	$21.10	$17.20	$—
Low	$17.06	$15.29	$16.29	$—
Quarter-end close	$19.18	$16.35	$—	$—

(1)	AT&T Wireless Services recorded an impairment of licensing costs, totaling $1,329 pretax, during the third quarter of 2002 resulting from an annual SFAS No. 142 assessment of U.S. licensing costs and goodwill, as well as an impairment of unconsolidated subsidiaries, totaling $1,000 pretax, resulting from an assessment of the recoverability of cost and equity method unconsolidated subsidiaries, in addition to AT&T Wireless Services’ proportionate share of its equity method unconsolidated subsidiaries’ SFAS No. 142 impairment charges (see Notes 3 and 4).

(2)	AT&T Wireless Services finalized plans to exit the fixed wireless business in the fourth quarter of 2001, resulting in a pretax charge of $1.3 billion, reflecting a write-down of the assets and the impact of phased exit charges (see Note 5).

(3)	Stock prices obtained from the New York Stock Exchange Composite Transaction Tape.

(4)	No dividends have been declared or paid on AT&T Wireless Group tracking stock or AT&T Wireless Services common stock.

23.     Recent Accounting Pronouncements

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

(Dollars in millions, except per share amounts and as otherwise noted)

value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

      AT&T Wireless Services has leases related to cell and switch sites, retail, and administrative locations subject to the provisions of SFAS No. 143. AT&T Wireless Services’ initial adoption of this statement on January 1, 2003, did not have a material impact on AT&T Wireless Services’ results of operations, financial position, or cash flows.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. AT&T Wireless Services’ initial adoption of this statement on January 1, 2003, did not have a material impact on AT&T Wireless Services’ results of operations, financial position, or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (Interpretation No. 45). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. AT&T Wireless Services’ initial adoption of this statement on January 1, 2003, did not have a material impact on AT&T Wireless Services’ results of operations, financial position, or cash flows. Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in AT&T Wireless Services’ financial statements.

      In November 2002, the EITF reached consensus on EITF No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.” This consensus establishes that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s statement of operations. This presumption is overcome when the consideration is either a reimbursement of costs incurred by the customer to sell the vendor’s products, in which case it should be characterized as a reduction of that cost, or a payment for assets or services delivered to the vendor, in which case it should be characterized as revenue. AT&T Wireless Services’ adoption of this consensus on January 1, 2003, did not have a material impact on AT&T Wireless Services’ results of operations, financial position, or cash flows.

      In November 2002, the EITF reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables. AT&T Wireless Services will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003. AT&T Wireless Services is currently evaluating whether it will elect to report the change in accounting as a

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

cumulative-effect adjustment, or to apply it on a prospective basis. Additionally, AT&T Wireless Services is currently assessing the impact of this consensus on its results of operations, financial position, and cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. AT&T Wireless Services’ adoption of this statement during the year ended December 31, 2002, did not have an impact on its results of operations, financial position, or cash flows.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires disclosure of significant variable interest entities for which a company is not the primary beneficiary. AT&T Wireless Services is required to apply FIN 46 to new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired on or prior to January 31, 2003, AT&T Wireless Services is required to apply FIN 46 no later than July 1, 2003.

      AT&T Wireless Services has significant variable interests with several of its unconsolidated subsidiaries for which AT&T Wireless Services may be the primary beneficiary. These variable interests are in the form of non-voting equity interests, loans, and put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest if and when certain events occur. These subsidiaries were formed to acquire FCC licenses that AT&T Wireless Services was not eligible to acquire, and to build, hold, and operate wireless communication systems in various areas of the United States. These subsidiaries are generally considered to be in the development stage and require additional financial support, given that they have incurred losses and have not yet generated any significant revenue from their primary operations. To date, the activity of these entities has primarily consisted of acquiring FCC licenses through acquisitions and FCC auctions. AT&T Wireless Services currently accounts for these ventures under the equity method of accounting as AT&T Wireless Services does not have voting control and AT&T Wireless Services recognizes 100 percent of the entities’ operating losses due to its significant variable interests. If AT&T Wireless Services is required to consolidate these ventures, it would have resulted in an estimated increase to Licensing costs of approximately $700 — $800 as of December 31, 2002. Additionally, AT&T Wireless Services will no longer treat these entities as unconsolidated subsidiaries and will reduce its Investments in and advances to unconsolidated subsidiaries by the carrying value of its investment in these entities, which totaled approximately $500 as of December 31, 2002. Any resulting difference between the net amount added to AT&T Wireless Services’ balance sheet from consolidating these entities and the carrying values of the unconsolidated subsidiaries will be reflected as a Cumulative effect of a change in accounting principle. AT&T Wireless Services’ maximum loss exposure related to these entities as of December 31, 2002 was approximately $145, which represented the value of the put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest when and if certain events occur. AT&T Wireless Services is currently assessing the impact on its results of operations and cash flows if AT&T Wireless Services is required to consolidate these entities. AT&T Wireless Services is also assessing the impact associated with its variable interests for which it is not the primary beneficiary.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share amounts and as otherwise noted)

24. Subsequent Event

      On March 10, 2003, AT&T Wireless Services executed definitive agreements with US Cellular Corporation to transfer cash and wireless licenses in the Midwest and Northeast. In exchange, AT&T Wireless Services will receive wireless properties in Florida and Georgia. The transaction remains subject to federal regulatory approvals and certain other approvals.

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

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of AT&T Wireless Services, Inc.

      Our audits of the consolidated financial statements referred to in our report dated January 27, 2003, except for Note 24, as to which the date is March 14, 2003, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index appearing under Item 8. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

January 27, 2003

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Col. A	Col. B	Col. C	Col. D		Col. E

	Balance at	Charged to			Balance
	Beginning	Costs and			at End
Description	of Period	Expenses	Deductions		of Period

Year 2002
Allowances for doubtful accounts	$239	$551	$(550	)(a)	$240
Accrued disposal costs for discontinued operations	$228		$(228)		$—
Deferred tax valuation allowance	$15	$970	$(461	)(b)	$524

Year 2001
Allowances for doubtful accounts	$193	$573	$(527	)(a)	$239
Accrued disposal costs for discontinued operations	$—	$258	$(30)		$228

Year 2000
Allowances for doubtful accounts	$130	$314	$(251	)(a)	$193

(a)	Amounts written off as uncollectible, net of recoveries.

(b)	A federal tax refund claim of $461 million filed through AT&T related to AT&T Wireless Services 2001 tax net operating loss which was reclassified to Shareholders’ equity.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Executive Officers and Directors of the Company

      The executive officers of the Company as of March 25, 2003, are as follows:

      John D. Zeglis is Chairman of the Board, Chief Executive Officer and President. He has been Chief Executive Officer of our business since 1999, and our Chairman and President since 2001. From 1997 to 1999, Mr. Zeglis served as President of AT&T, and from June to November 1997, he served as its Vice Chairman. Mr. Zeglis is a director of Helmerich and Payne Inc. and Georgia-Pacific Corporation. Mr. Zeglis is 55 years old.

      Andre Dahan is President, Mobile Multimedia Services. He has led our Mobile Multimedia Services division since 2001. From 2000 to 2001, Mr. Dahan served as Senior Vice President, Electronic Commerce of The Dun & Bradstreet Corporation, a worldwide provider of business information and related decision-support services, and from 1999 to 2001, served as President of eccelerate.com, Inc. (a subsidiary of Dun & Bradstreet). He served as President of Dun & Bradstreet, North America and Global Accounts, from 1999 to 2000, and as President of Dun & Bradstreet U.S. from 1997 to 1999. Mr. Dahan is 54 years old.

      Michael G. Keith is President, Mobility Operations, a position he has held since January 2003. Prior to that he was President, AT&T Wireless TeleCorp from 2002 to 2003 and President, AT&T Fixed Wireless Services, from 1999 to 2002. From 1998 to 1999, Mr. Keith served as President, AT&T Business Services. Prior to that, he was Vice President & General Manager, AT&T Global Services from 1997 to 1998. Mr. Keith is 54 years old.

      Jordan M. Roderick is President, International. He has led our International division since 2000. From 1998 to 2000, Mr. Roderick served as Executive Vice President, Wireless Technology and Products. Mr. Roderick is 45 years old.

      Adele Ambrose is Executive Vice President, Public Relations and Investor Communications, a position she has held since 2001. Prior to that, she served as Vice President, Public Relations of AT&T, from 1999 to 2001. Ms. Ambrose served in other senior management positions in Public Relations at AT&T from 1991 to 1999. Ms. Ambrose is 46 years old.

      Lewis M. Chakrin is Executive Vice President, Corporate Strategy and Business Development, a position he has held since 2001. He previously served as Senior Vice President and Chief Strategy Officer from 2000 to 2001. From 1998 to 2000, Mr. Chakrin served as Vice President, Product Management/ Consumer Services of AT&T. Mr. Chakrin is 54 years old.

      Robert H. Johnson is Executive Vice President, National Wireless Operations, a position he has held since 1999. In 1999, Mr. Johnson also served as Senior Vice President, National Markets. Prior to that, he was President, Western Region in 1998, and from 1996 to 1998 was President, Aviation Communications Division. Mr. Johnson is 48 years old.

      Gregory P. Landis is General Counsel and Executive Vice President. He has served as our General Counsel since 1995. Mr. Landis is 52 years old.

      D. Jane Marvin is Executive Vice President, Human Resources, a position she has held since 2001. Prior to that, Ms. Marvin served as Executive Vice President of Human Resources for Covad Communications Group Inc., a high speed internet connection provider, from 1999 to 2001. Ms. Marvin served as Vice President, Human Resources for Ameritech, General Business Services from 1997 to 1999. Ms. Marvin is 44 years old.

      Joseph McCabe, Jr. is Chief Financial Officer and Executive Vice President. He has been our chief financial officer since 1999. From 1997 to 1999, Mr. McCabe served as Vice President and Chief Financial Officer, AT&T Consumer, Local Services and AT&T Wireless Services. Mr. McCabe is 52 years old.

      Roderick D. Nelson is Chief Technology Officer and Executive Vice President. He has served as our Chief Technology Officer since 1998. From 1993 to 1998, Mr. Nelson served as Vice President, Technology Development. Mr. Nelson is a director of Tropian, Inc. Mr. Nelson is 43 years old.

      G. Michael Sievert is Executive Vice President, Marketing, a position he has held since joining our company in March 2002. Prior to joining our company, Mr. Sievert served as Chief Global Marketing and Sales Officer from 2000 to 2001, Vice President and General Manager, Consumer Markets, from 1999 to 2000, and Vice President, Marketing, from 1998 to 1999, at E* Trade Group, Inc., a provider of online personal financial services. From 1996 to 1998, he was Program Director, Worldwide Product Market, Personal Systems Group, at International Business Machines Corporation (IBM), a provider of advanced information technology. Mr. Sievert is 33 years old.

      Gregory L. Slemons is Executive Vice President, Wireless Network Services. He has led our Wireless Network Services group since 1997. Mr. Slemons is 49 years old.

      We have adopted a written code of conduct that applies to everyone in our company, including our Chief Executive Officer and Chief Financial Officer. Other information called for by Part III, Item 10, involving the identification and election of directors, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on June 11, 2003, and is incorporated herein by reference.

Item 11.     Executive Compensation

      Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on June 11, 2003, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on June 11, 2003, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on June 11, 2003, and is incorporated herein by reference.

Item 14.     Controls and Procedures

      Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rule 13a-14(c) to the Securities and Exchange Act of 1934) within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      We evaluate our internal controls for financial reporting purposes on a regular basis. If we identify a problem in our internal controls during the course of our evaluations, we consider what revision, improvement and/or correction to make in order to ensure that our internal controls are effective. We are currently in the process of enhancing internal controls relating to our fixed asset tracking and tax reporting functions to address issues identified through these evaluations. We anticipate that implementation of these enhancements may continue through the end of the year. Pending full implementation of these enhancements, we have instituted additional procedures and policies to preserve our ability to accurately record, process and summarize financial data and prepare financial statements for external purposes that fairly present our financial condition, results of operations and cash flows. The principal focus of the enhancements to our internal controls relating to fixed asset tracking is developing and implementing new policies, procedures and systems designed to more efficiently record movements, disposals and in-service dates for our network equipment. The enhancements to our internal controls relating to tax reporting are focused principally on improving our ability to prepare tax accounting entries on a more timely basis and to efficiently comply with reporting and regulatory requirements.

      We have made no other significant changes in internal controls, or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses. We intend to continue to refine our internal controls on an ongoing basis as we deem appropriate with a view towards making improvements.

PART IV

Item 15.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)     Documents filed as part of this Report:

(1)	Financial Statements — consolidated financial statements of AT&T Wireless Services, Inc. and subsidiaries as set forth under Item 8 of this Report.

           AT&T Wireless Services, Inc. and Subsidiaries

Report of Management

Report of Independent Accountants

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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

AT&T Wireless Services, Inc. and Subsidiaries

Report of Independent Accountants on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

      The independent accountants’ reports with respect to the financial statements and the financial statement schedule of AT&T Wireless Services, Inc. and subsidiaries appear on pages 83 and 148, respectively of this

Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

(3)	Exhibits. See Exhibit Index.

(b)	Reports on Form 8-K:

(1)	Report on Form 8-K dated December 26, 2002, disclosing an amendment to the DoCoMo Investor Agreement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AT&T WIRELESS SERVICES, INC.

Date: March 25, 2003	By: /s/ JOHN D. ZEGLIS John D. Zeglis Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 25th day of March, 2003.

Signature	Title

/s/ JOHN D. ZEGLIS John D. Zeglis	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH MCCABE, JR. Joseph McCabe, Jr.	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ WALTER Y. ELISHA Walter Y. Elisha	Director

/s/ DONALD V. FITES Donald V. Fites	Director

/s/ RALPH S. LARSEN Ralph S. Larsen	Director

/s/ JOHN W. MADIGAN John W. Madigan	Director

/s/ NOBUHARU ONO Nobuharu Ono	Director

/s/ A. BARRY RAND A. Barry Rand	Director

/s/ CAROLYN M. TICKNOR Carolyn M. Ticknor	Director

CERTIFICATIONS

I, John D. Zeglis, certify that:

      1. I have reviewed this annual report on Form 10-K of AT&T Wireless Services, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOHN D. ZEGLIS

John D. Zeglis
Chief Executive Officer

Dated: March 25, 2003

I, Joseph McCabe, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of AT&T Wireless Services, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOSEPH MCCABE, JR.

Joseph McCabe, Jr.
Chief Financial Officer

Dated: March 25, 2003

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended to date (Exhibit 3.1 to Registration Statement on Form S-4 (Commission file No. 333-66592), filed August 2, 2001).
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant (Exhibit 3.2 to Registration Statement on Form S-4 (Commission file No. 333-66592), filed August 2, 2001).
3.3	Certificate of Designation of Series C Preferred Stock of AT&T Wireless (Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-4 (Commission file No. 333-74098), filed December 21, 2001).
3.4	Certificate of Designation of Series E Preferred Stock of AT&T Wireless (Exhibit 4.2 to Amendment No. 1 to our Registration Statement on Form S-4 (Commission file No. 333-74098), filed December 21, 2001).
3.5	Restated By-Laws of the Registrant, as amended to date.
4.1	Form of Preferred Stock Purchase Rights Agreement between AT&T Wireless Services, Inc. and Mellon Investor Services, LLC, as rights agent (Exhibit 5 to Amendment No. 1 to Form 8-A, filed October 17, 2002).
4.2	Certain instruments which define the rights of holders of long term debt of the Company and its consolidated subsidiaries are not filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
4.3	Indenture, dated as of March 6, 2001, between AT&T Wireless Services, Inc. and The Bank of New York, as trustee (Exhibit 4.5 to Registration Statement on form S-1/ A (Commission file No. 333-59174), filed June 11, 2001).
4.4	Form of Exchange Note due 2006 (Exhibit 4.4 to Registration Statement on Form S-4 (Commission file No. 333-67068), filed August 8, 2001).
4.5	Form of Exchange Note due 2011 (Exhibit 4.5 to Registration Statement on Form S-4 (Commission file No. 333-67068), filed August 8, 2001).
4.6	Form of Exchange Note due 2031 (Exhibit 4.6 to Registration Statement on Form S-4 (Commission file No. 333-67068), filed August 8, 2001).
10.1	Separation and Distribution Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (Exhibit 10.1 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 21, 2001).
10.2	Amended and Restated Tax Sharing Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (Exhibit 10.2 to Registration Statement on Form S-1/A (Commission file No. 333-59174), filed June 21, 2001).
10.3	Employee Benefits Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 7, 2001 (Exhibit 10.3 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 21, 2001).
10.4	Brand License Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (Exhibit 10.4 to Registration Statement on Form S 1/ A (Commission file No. 333-59174), filed June 11, 2001.)
10.5	Agency and Referral Agreement by and among AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 5, 2001 (Exhibit 10.5 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001).
10.6	Intellectual Property Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., effective as of July 9, 2001 (Exhibit 10.6 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001).
10.7	Amended and Restated Master Carrier Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of December 31, 2002.

Exhibit
No.	Description

10.8	Amended and Restated Investor Agreement by and among AT&T Corp., AT&T Wireless Services, Inc. and NTT DoCoMo, Inc., dated December 20, 2001 (Exhibit 6 to Schedule 13D/ A filed December 31, 2001 by NTT DoCoMo, Inc.).
10.9	Amendment No. 1 to the Amended and Restated Investor Agreement by and among AT&T Corp., AT&T Wireless Services, Inc. and NTT DoCoMo, Inc., dated December 20, 2001 (Exhibit 10.1 to our Current Report on Form 8-K filed December 26, 2002).
10.10	Warrant Agreement by and among AT&T Wireless Services, Inc., NTT DoCoMo, Inc. and AT&T Corp. dated December 20, 2000 (Exhibit 10.3 to the Current Report on Form 8-K for AT&T Corp. filed December 22, 2000).
10.11	AT&T Wireless Services, Inc. 2001 Long Term Incentive Plan (Exhibit 99.1 to Registration Statement on Form S-8 (Commission file No. 333-64484), filed July 3, 2001).
10.12	Amendment No. 1 to AT&T Wireless Services, Inc. 2001 Long-Term Incentive Plan.
10.13	Amendment No. 2 to AT&T Wireless Services, Inc. 2001 Long-Term Incentive Plan.
10.14	Form of AT&T Wireless Services, Inc. 2001 Long Term Incentive Plan Executive Nonstatutory Stock Option Agreement (Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.15	Form of AT&T Wireless Services, Inc. 2001 Long Term Incentive Plan Executive Restricted Stock Unit Award Agreement (Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.16	AT&T Wireless Services, Inc. Amended and Restated Employee Stock Purchase Plan.
10.17	AT&T Wireless Services, Inc. Adjustment Plan (Exhibit 99.3 to Registration Statement on Form S-8 (Commission file No. 333-64484), filed July 3, 2001).
10.18	Amendment No. 1 to AT&T Wireless Services, Inc. Adjustment Plan.
10.19	Amendment No. 2 to AT&T Wireless Services, Inc. Adjustment Plan.
10.20	AT&T Wireless Services, Inc. Deferred Compensation Plan.
10.21	Amendment No. 1 to AT&T Wireless Services, Inc. Deferred Compensation Plan.
10.22	Amendment No. 2 to AT&T Wireless Services, Inc. Deferred Compensation Plan.
10.23	AT&T Wireless Services, Inc. Deferred Compensation Plan for Non-Employee Directors.
10.24	Amendment No. 1 to AT&T Wireless Services, Inc. Deferred Compensation Plan for Non-Employee Directors.
10.25	Amendment No. 2 to AT&T Wireless Services, Inc. Deferred Compensation Plan for Non-Employee Directors.
10.26	AT&T Wireless Amended and Restated Senior Officer Severance Plan.
10.27	Description of Tax Allowance Policy for Executive Imputed Taxes (Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.28	Separation Agreement between AT&T Wireless Services, Inc. and Mohan S. Gyani, dated February 11, 2003.
10.29	Employment Agreement between AT&T Wireless Services, Inc. and Michael G. Keith, dated February 28, 2003.
10.30	Retention Agreement between AT&T Wireless Services, Inc. and Joseph McCabe, Jr., dated December 4, 2001.
10.31	Employment Agreement between AT&T Wireless Services, Inc. and Andre Dahan, dated May 16, 2001 (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.32	Amendment to Employment Agreement between AT&T Wireless Services, Inc. and Andre Dahan, dated May 29, 2002 (Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.33	Description of Life Insurance Arrangement with Andre Dahan (Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit
No.	Description

10.34	Amended and Restated $1.25 Billion 364-Day Competitive Advance and Revolving Credit Facility Agreement, dated March 18, 2003, between AT&T Wireless Services, Inc. and certain lenders party thereto.
10.35	$1.25 Billion Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated March 23, 2001, between AT&T Wireless Services, Inc. and certain lenders party thereto (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.36	Amendment No. 1 to $1.25 Billion Five-Year Competitive Advance and Revolving Credit Facility Agreement.
10.37	Receivables Purchase Agreement, dated February 28, 2003, relating to the Accounts Receivable Securitization Program.
10.38	Amendment No. 1 to Receivables Purchase Agreement.
10.39	Form of Commercial Paper Dealer Agreements, each dated as of June 13, 2001, between AT&T Wireless Services, Inc. and each of five dealers (Exhibit 10.19 to Registration Statement on Form S-1/ A (Commission File No. 333-59174), filed June 20, 2001).
10.40	Master Commercial Paper Note of the Registrant, dated June 13, 2001 (Exhibit 10.20 to Registration Statement on Form S-1/ A (Commission File No. 333-59174), filed June 20, 2001).
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.