Form 10-Q
period 2003-03-31
AT&T WIRELESS SERVICES INC
filed 2003-05-12
CIK 1138234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to      .

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

Yes	[X]	No	[ ]

As of April 30, 2003, 2,711,881,292 shares of the registrant’s Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,

	2003	2002

REVENUE
Services	$3,743	$3,355
Equipment	205	256

Total revenue	3,948	3,611
OPERATING EXPENSES
Costs of services (excluding depreciation of $576 and $490 included below)	1,114	1,048
Costs of equipment sales	469	553
Selling, general, and administrative	1,255	1,190
Depreciation and amortization	735	642

Total operating expenses	3,573	3,433

OPERATING INCOME	375	178
Other expense	30	31
Interest expense	184	115

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NET EQUITY EARNINGS (LOSSES) FROM INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES	161	32
Provision for income taxes	46	12
Net equity earnings (losses) from investments in unconsolidated subsidiaries, net of tax	27	(42)

INCOME (LOSS) FROM CONTINUING OPERATIONS	142	(22)
INCOME FROM DISCONTINUED OPERATIONS (net of tax provision of $8)	—	12

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	142	(10)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (net of tax benefit of $103)	—	(166)

NET INCOME (LOSS)	142	(176)
Accretion of mandatorily redeemable preferred stock	7	2

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$135	$(178)

INCOME (LOSS) PER BASIC AND DILUTED SHARE:
Income (loss) income from continuing operations available to common shareholders	$0.05	$(0.01)
Income from discontinued operations	—	—
Cumulative effect of change in accounting principle	—	(0.06)

Net income (loss) available to common shareholders	$0.05	$(0.07)

WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE:
Basic	2,711	2,618
Diluted	2,712	2,618

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	AT	AT
	MARCH 31,	DECEMBER 31,
	2003	2002

ASSETS
Cash and cash equivalents	$3,563	$2,353
Accounts receivable, less allowances of $238 and $240	2,020	2,215
Inventories	247	325
Income tax receivable	—	56
Prepaid expenses and other current assets	396	332

TOTAL CURRENT ASSETS	6,226	5,281
Property, plant, and equipment, net of accumulated depreciation and amortization of $8,490 and $7,810	15,979	16,263
Licensing costs	13,947	13,959
Investments in and advances to unconsolidated subsidiaries	2,270	2,225
Goodwill	7,199	7,199
Other assets, net of accumulated amortization of $282 and $251	606	879

TOTAL ASSETS	$46,227	$45,806

LIABILITIES
Accounts payable	$612	$780
Payroll and benefit-related liabilities	332	465
Advertising and promotion accruals	222	173
Business tax accruals	365	375
Other current liabilities	1,235	1,300

TOTAL CURRENT LIABILITIES	2,766	3,093
Long-term debt	11,077	11,057
Deferred income taxes	3,901	3,788
Other long-term liabilities	321	308

TOTAL LIABILITIES	18,065	18,246
COMMITMENTS AND CONTINGENCIES (NOTES (i) AND (j))
MINORITY INTEREST	45	48
MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value, 1,000 shares authorized, .233 shares issued and outstanding (liquidation values of $277 and $273)	158	151
MANDATORILY REDEEMABLE COMMON STOCK, $0.01 par value, 406 shares issued and outstanding (redemption values of $10,903 and $10,748)	7,664	7,664
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 10,000 shares authorized, 2,305 and 2,303 shares issued and outstanding	23	23
Additional paid-in capital	23,670	23,667
Receivable from former parent, AT&T	(25)	(461)
Accumulated deficit	(3,332)	(3,474)
Accumulated other comprehensive loss	(41)	(58)

TOTAL SHAREHOLDERS’ EQUITY	20,295	19,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,227	$45,806

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(UNAUDITED)

						Accumulated	Total
	Common		Additional	Receivable		Other	Share-
	Shares	Common	Paid-in	From Former	Accumulated	Comprehensive	Holders’
	Outstanding	Stock	Capital	Parent, AT&T	Deficit	Loss	Equity

Balance at December 31, 2002	2,303	$23	$23,667	$(461)	$(3,474)	$(58)	$19,697
Net income					142		142
Proceeds from AT&T Wireless Services common stock issued for employee plans and other	2		10				10
Cash received from former parent, AT&T				436			436
Accretion of mandatorily redeemable preferred stock			(7)				(7)
Other comprehensive income						17	17

Balance at March 31, 2003	2,305	$23	$23,670	$(25)	$(3,332)	$(41)	$20,295

Balance at December 31, 2001	2,125	$21	$20,515	$—	$(1,150)	$(105)	$19,281
Net loss					(176)		(176)
Issuance of AT&T Wireless Services common stock and stock options for TeleCorp PCS, Inc. acquisition	146	2	2,280				2,282
Proceeds from AT&T Wireless Services common stock issued to DoCoMo	27		382				382
Proceeds from AT&T Wireless Services common stock issued for employee plans and other	1		20				20
Accretion of mandatorily redeemable preferred stock			(2)				(2)
Other comprehensive income						13	13

Balance at March 31, 2002	2,299	$23	$23,195	$—	$(1,326)	$(92)	$21,800

	FOR THE THREE MONTHS
	ENDED MARCH 31,

	2003	2002

SUMMARY OF TOTAL COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$142	$(176)
Net revaluation of investments (net of tax of $13)	—	20
Net revaluation of financial instruments (net of taxes of $0 and $2)	(33)	4
Net foreign currency translation adjustments (net of taxes of $0 and $(7))	50	(11)

TOTAL COMPREHENSIVE INCOME (LOSS)	$159	$(163)

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$142	$(176)
Deduct: Income from discontinued operations	—	12

Net income (loss), excluding discontinued operations	142	(188)
Adjustments to reconcile net income (loss), excluding discontinued operations, to net cash provided by operating activities of continuing operations:
Cumulative effect of change in accounting principle, net of tax	—	166
Loss on early extinguishment of debt	—	10
Loss from impairments of cost method unconsolidated subsidiaries	—	57
Net losses on sale/exchange of assets, businesses, and investments in unconsolidated subsidiaries	35	—
Depreciation and amortization	735	642
Amortization of debt premium/discount, interest accretion, and deferred financing fees	19	8
Deferred income taxes	82	(35)
Net equity (earnings) losses from investments in unconsolidated subsidiaries	(27)	44
Provision for uncollectible receivables	137	159
Proceeds received from termination of interest rate swap agreements	245	—
Decrease (increase) in accounts receivable	59	(53)
Decrease in inventories	78	43
Decrease in accounts payable	(88)	(210)
Net change in other operating assets and liabilities	(142)	(530)

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	1,275	113
INVESTING ACTIVITIES
Capital expenditures and other additions	(501)	(1,031)
Net acquisitions of licenses	—	(35)
Distributions and sales of unconsolidated subsidiaries	5	3
Contributions, advances, and purchases of unconsolidated subsidiaries	(2)	(383)
Acquisitions of consolidated businesses, including cash acquired	(5)	230
Issuance of long-term note receivable to unconsolidated subsidiary	—	(100)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(503)	(1,316)
FINANCING ACTIVITIES
Repayment of debt due to others	—	(978)
Proceeds from AT&T Wireless Services common stock issued	7	405
Cash received from former parent, AT&T	436	—
Other financing activities, net	(5)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS	438	(573)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	8

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,210	(1,768)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,353	3,352

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,563	$1,584

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE NOTED)
(UNAUDITED)

(a) BASIS OF PRESENTATION

     AT&T Wireless Services, Inc. (AT&T Wireless Services) is a provider of wireless voice and data services and products primarily in the U.S., which presently operates in a single business segment. AT&T Wireless Services also holds equity interests in various U.S. and international wireless communications ventures and partnerships.

     The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and do not include all annual disclosures required by GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2002. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The results for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year 2003 or any other future periods.

     Certain reclassifications have been made to prior year amounts to conform to current year presentations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the extraordinary loss on early extinguishment of debt recognized during the first quarter of 2002 was reclassified to continuing operations in the second quarter of 2002.

(b) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ASSET RETIREMENT OBLIGATIONS

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

     AT&T Wireless Services is subject to asset retirement obligations associated with its cell site operating leases, which are subject to the provisions of this statement. Cell site lease agreements frequently contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. Landlords may choose not to exercise these rights as cell sites are considered useful improvements. AT&T Wireless Services has concluded that the fair value of these obligations cannot be reasonably estimated because neither the settlement date of the asset retirement obligation nor the probability of enforcement of the remediation clauses are currently determinable. AT&T Wireless Services has insufficient historical data to reasonably determine the probability of whether the remediation terms of the lease will be enforced and to what extent. In addition, AT&T Wireless Services is unable to estimate a potential range of settlement dates due to its intent and ability to renew site leases after the initial lease expiration. A liability for the asset retirement obligation associated with AT&T Wireless Services’ cell site leases will be recorded if, and when, a reasonable estimate of fair value can be determined. In addition to cell site operating leases, AT&T Wireless Services has leases related to switch site, retail, and administrative locations subject to the provisions of SFAS No. 143. AT&T Wireless Services’ initial adoption of this statement on January 1, 2003, did not have a material impact on AT&T Wireless Services’ results of operations, financial position, or cash flows.

STOCK-BASED COMPENSATION EXPENSE

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” AT&T Wireless Services measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation costs charged against AT&T Wireless Services’ results of operations were not material for the three months ended March 31, 2003 and 2002. AT&T Wireless Services has adopted the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on Net income (loss) available to common shareholders and Earnings (loss) per share if AT&T Wireless Services had elected to recognize compensation costs based on the fair value at the date of grant for AT&T Wireless Services common stock awards granted subsequent to the split-off in 2001, AT&T Wireless Group tracking stock awards granted to AT&T Wireless Services employees prior to the split-off, AT&T common stock awards granted to AT&T Wireless Services employees prior to the split-off, and AT&T Wireless Services shares issued under the Employee Stock Purchase Plan (ESPP) consistent with the provisions of SFAS No. 123:

	For the Three Months Ended
	March 31,

	2003	2002

Reported net income (loss) available to common shareholders	$135	$(178)
Less: Total stock-based employee compensation expense determined under the fair value method for all employee stock awards, net of tax for the three months ended March 31, 2002	63	55

Adjusted net income (loss) available to common shareholders	$72	$(233)

Basic and diluted earnings per share:
Reported net income (loss) available to common shareholders	$0.05	$(0.07)
Adjusted net income (loss) available to common shareholders	$0.03	$(0.09)

     AT&T Wireless Services granted 8.1 million stock options during the three months ended March 31, 2003. The weighted-average fair value at date of grant was $4.20 for all AT&T Wireless Services stock options granted during the three months ended March 31, 2003 and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 65 percent, (iii) expected life of six years, and (iv) risk-free interest rate of 3.5 percent.

     For the three months ended March 31, 2003, 0.8 million shares were purchased under the ESPP. The weighted-average fair value at date of grant was $1.41 for the option value of the shares of AT&T Wireless Services common stock issued during the three months ended March 31, 2003 under the ESPP, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 80 percent, (iii) expected life of three months, and (iv) risk-free three-month interest rate of 1.1 percent.

     AT&T Wireless Services granted 37.0 million stock options during the three months ended March 31, 2002. The weighted-average fair value at date of grant was $5.66 for all AT&T Wireless Services stock options granted during the three months ended March 31, 2002 and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 65 percent, (iii) expected life of six years, and (iv) risk-free interest rate of 5.2 percent.

     For the three months ended March 31, 2002, 0.8 million shares were purchased under the ESPP. The weighted-average fair value at date of grant was $2.08 for the option value of the shares of AT&T Wireless Services common stock issued during the three months ended March 31, 2002 under the ESPP, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 80 percent, (iii) expected life of three months, and (iv) risk-free three-month interest rate of 1.8 percent.

GUARANTEES

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. AT&T Wireless Services’ initial adoption of this statement on January 1, 2003, did not have a material impact on AT&T Wireless Services’ results of operations, financial position, or cash flows. Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in AT&T Wireless Services’ financial statements. See Note (i) for additional disclosures related to indemnifications made by AT&T Wireless Services.

RESTRUCTURING COSTS

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. AT&T Wireless Services’ initial adoption of this statement on January 1, 2003, did not have a material impact on AT&T Wireless Services’ results of operations, financial position, or cash flows.

(c) GOODWILL AND OTHER INTANGIBLE ASSETS

     During the first quarter of 2002, AT&T Wireless Services recorded a cumulative effect of change in accounting principle of $166, net of tax, associated with its portion of transitional impairment losses recognized by its equity method investments upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Of the total aftertax charge, $72 and $7 represented AT&T Wireless Services’ proportionate share of impairments recognized by TeleCorp PCS, Inc. (TeleCorp) of its licensing costs and goodwill, respectively. The remaining $87 represented AT&T Wireless Services’ proportionate share of an impairment of licensing costs recognized by American Cellular Corporation (ACC).

     Intangible assets with indefinite lives at March 31, 2003 consisted of U.S. licensing costs of $13,938. Amortizable intangible assets at March 31, 2003, consisted of customer lists of $595, net of accumulated amortization of $282. Customer lists are being amortized on a straight-line basis over five years. Pretax amortization expense associated with customer lists for the three months ended March 31, 2003 and 2002 totaled $30 and $25, respectively. The aggregate pretax amortization expense associated with customer lists for the years ended December 31, 2003, 2004, 2005, 2006, and 2007 are estimated to be $118, $112, $85, $25, and $4, respectively.

(d) DISCONTINUED OPERATIONS

     In December 2001, AT&T Wireless Services finalized plans and received approval from its board of directors to exit the fixed wireless business. AT&T Wireless Services completed the disposal of the fixed wireless business during 2002. During the first quarter of 2002, AT&T Wireless Services recorded an aftertax gain on disposal of the fixed wireless business totaling $12. The gain consisted of adjustments to the recoverability of assets and accruals associated with exit costs from the fixed wireless business and is reflected in Income from discontinued operations. Revenue from discontinued operations was $1 for the three months ended March 31, 2002.

(e) EARNINGS PER SHARE (EPS)

     The following table presents the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended
	March 31,

	2003	2002

Income (loss) from continuing operations	$142	$(22)
Less: Accretion of mandatorily redeemable preferred stock	7	2

Income (loss) from continuing operations available to common shareholders	135	(24)
Income from discontinued operations	—	12
Cumulative effect of change in accounting principle	—	(166)

Net income (loss) available to common shareholders	$135	$(178)

Weighted average common shares outstanding	2,711	2,618
Net effect of dilutive stock options (1)	1	—

Weighted average common shares and equivalents outstanding	2,712	2,618

Income (loss) per basic and diluted share:
Income (loss) from continuing operations available to common shareholders	$0.05	$(0.01)
Income from discontinued operations	—	—
Cumulative effect of change in accounting principle	—	(0.06)

Net income (loss) available to common shareholders	$0.05	$(0.07)

(1)	The effect of dilutive stock options was determined under the treasury stock method. Due to the loss recognized from continuing operations during the three months ended March 31, 2002, the effect of dilutive stock options and the 41.7 million warrants issued to NTT DoCoMo, Inc. (DoCoMo) in January 2001 were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share. As of March 31, 2003 and 2002 there were 217 million AT&T Wireless Services common stock options outstanding as well as the 41.7 million warrants issued to DoCoMo that were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share.

(f) ACQUISITIONS AND DISPOSITIONS

     On February 15, 2002, AT&T Wireless Services acquired the remaining 77 percent of TeleCorp that it did not previously own. As a result of the closing of the acquisition, AT&T Wireless Services no longer treats its previously owned interest in TeleCorp as an equity method unconsolidated subsidiary. The purchase of TeleCorp was consistent with AT&T Wireless Services’ strategy to expand its footprint in major markets in North America through acquisitions of wireless carriers where there are opportunities to improve operating results. TeleCorp provided wireless voice services in portions of the Midwestern and Southeastern United States, which complemented AT&T Wireless Services’ footprint of licenses and service territory in the United States.

     The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2002, assume the TeleCorp acquisition had been completed on January 1, 2002:

For the Three
Months Ended
March 31, 2002

Revenue	$3,696
Loss before cumulative effect of change in accounting principle available to common shareholders	$(52)
Loss before cumulative effect of change in accounting principle available to common shareholders per share — basic and diluted	$(0.02)
Net loss available to common shareholders	$(139)
Net loss available to common shareholders per share — basic and diluted	$(0.05)

     On March 10, 2003, AT&T Wireless Services executed definitive agreements with U.S. Cellular Corporation to transfer cash and wireless licenses in the Midwest and Northeast. In exchange, AT&T Wireless Services will receive wireless properties in Florida and Georgia. The transaction, which is subject to customary regulatory approvals, is expected to close in the second half of 2003.

(g) INCOME TAXES

     For the tax return period July 10, 2001, through December 31, 2001, AT&T Wireless Services incurred a tax net operating loss (NOL) of $1.3 billion. Under the tax-sharing agreement with AT&T, the net operating loss was carried back for a refund of taxes paid by AT&T, as the common parent of an affiliated group that included AT&T Wireless Services. A receivable was established in Shareholders’ Equity in the amount of $461, with a corresponding increase to Additional paid-in capital as of December 31, 2002. In January 2003, AT&T Wireless Services received $436 relating to the refund claim. The remaining $25 will be held in escrow pursuant to the terms of an agreement between AT&T and AT&T Wireless Services and will be reflected as a Receivable from former parent, AT&T, until distribution from the escrow.

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

     The tax-sharing agreement between AT&T and AT&T Wireless Services provides that AT&T Wireless Services may not seek a refund for taxes relating back to periods before the split-off without AT&T’s consent, and that such consent may not be unreasonably withheld. Federal tax laws generally provide that AT&T Wireless Services would only be entitled to a carryback benefit to the extent that the income of AT&T for the applicable carryback years is sufficient to absorb the carryback losses of AT&T and its affiliates in addition to the carryback losses of AT&T Wireless Services. AT&T Wireless Services and AT&T have been engaged in ongoing discussions concerning the refund, which have progressed to an advanced stage.

(h) LONG-TERM DEBT

     Long-term debt activity during the three months ended March 31, 2003, consisted of the following:

Termination of Interest Rate Swap Agreements

     During the first quarter of 2003, AT&T Wireless Services terminated all of its interest rate swap agreements, which had a total notional value of $2.8 billion. AT&T Wireless Services received cash of which $245 represented the fair value as of the termination dates of the portion of its Long-term debt that was hedged. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the associated hedged portion of Long-term debt will no longer be adjusted for changes in fair value. The existing fair value adjustment recorded in Long-term debt related to the terminated interest rate swaps will continue to be amortized against Interest expense over the remaining life of the previously hedged debt.

Renewal of Accounts Receivable Securitization Program

     In March 2003, AT&T Wireless Services renewed its accounts receivable securitization program and increased the size of the program from $1.2 billion to $1.6 billion. As of March 31, 2003, availability under the program was approximately $1.2 billion based on the accounts receivable balance. The program allows AT&T Wireless Services to obtain financing collateralized by subscriber trade accounts receivable. Under the program, AT&T Wireless Services can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary of AT&T Wireless Services. The wholly owned subsidiary of AT&T Wireless Services would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to a program fee of 15 to 25 basis points and a liquidity fee of 22.5 to 50 basis points, both of which are based on AT&T Wireless Services’ Senior Notes rating. This financing arrangement is to be used for general corporate purposes, is subject to customary securitization covenants, and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event AT&T Wireless Services’ long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. As of March 31, 2003 and 2002, AT&T Wireless Services had no amounts outstanding under the accounts receivable securitization program and was in compliance with its covenants.

Renewal of Credit Facilities

     In March 2001, AT&T Wireless Services entered into Competitive Advance and Revolving Credit Facilities (the Facilities) in the aggregate amount of $2.5 billion consisting of a $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and a $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility. On March 18, 2003, AT&T Wireless Services renewed the 364-day Facility. The Facilities are subject to a facility fee of 10 to 25 basis points, which is based on AT&T Wireless Services’ Senior Notes rating, and is payable quarterly on the total commitment. The Facilities are also subject to a utilization fee of 25 basis points if borrowings exceed certain levels as defined in the agreement. The Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending on AT&T Wireless Services’ Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. The Facilities are to be used for general corporate purposes and are subject to customary covenants, representations, warranties, and events of default. The Facilities contain financial covenants requiring AT&T Wireless Services to maintain certain financial ratios. In addition, the existence of an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may, under certain circumstances, constitute an event of default. As of March 31, 2003 and 2002, AT&T Wireless Services had no amounts outstanding under the facilities, and was in compliance with its covenants.

(i) COMMITMENTS AND GUARANTEES

     AT&T Wireless Services has various purchase commitments for network equipment. Those commitments totaled $867 as of March 31, 2003, with remaining payments to be made by the end of 2004.

     Subsequent to March 31, 2003, AT&T Wireless Services entered into a purchase commitment for handsets totaling $257, with payments to be made during 2003.

     Pursuant to the Investor Agreement, as amended in December 2002, between AT&T Wireless Services, AT&T, and DoCoMo, DoCoMo may require AT&T Wireless Services to repurchase its investment at DoCoMo’s original purchase price, plus interest, if under certain circumstances, and subject to the exceptions identified in the Investor Agreement:

•	AT&T Wireless Services fails to launch service based on W-CDMA technology in certain areas of Dallas, San Diego, San Francisco, and Seattle, or permitted alternate cities prior to December 31, 2004; or

•	AT&T Wireless Services’ board of directors approves changes prior to December 31, 2004 in its use of W-CDMA technology as its primary standard for delivery of services based on third-generation technology.

     AT&T Wireless Services believes that the likelihood of it being required to repurchase DoCoMo’s original investment plus interest is remote.

     In November 2000, AT&T Wireless Services joined with others in the formation of a venture, Alaska Native Wireless, LLC (ANW). On November 11, 2002, AT&T Wireless Services and the other owners of ANW amended the terms of the venture. As a result of this amendment, in March 2007, the other owners of ANW may elect to require AT&T Wireless Services to purchase their interests in ANW for $145. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5 percent per annum.

     In conjunction with the split-off from AT&T, AT&T Wireless Services entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, as amended in December 2002, AT&T Wireless Services is required to purchase certain amounts of wholesale long-distance services from AT&T until January 31, 2007. For any shortfall in cumulative usage, AT&T Wireless Services is required to pay AT&T at the rate of $0.01 per minute at the end of the period. AT&T Wireless Services’ maximum remaining commitment as of March 31, 2003, was approximately $525. AT&T Wireless Services is also required to purchase long-distance services associated with its administrative phone usage equal to $70 for each of three years following the split-off. As of March 31, 2003, AT&T Wireless Services had fulfilled all of the first and second year’s commitments under the agreement. In addition, AT&T Wireless Services is required to purchase certain network data services from AT&T in an amount equal to $41 for each of the three years following the split-off. AT&T Wireless Services had fulfilled all of the first and second year’s data commitments under the agreement as of March 31, 2003. In October 2002, AT&T Wireless Services committed to purchase certain amounts of international long-distance services over a two-year period beginning November 1, 2002, and is required to pay AT&T any shortfall in cumulative usage based on the period’s average rate. Based on the average rate for the five months ended March 31, 2003, AT&T Wireless Services’ maximum remaining commitment as of March 31, 2003, was approximately $37.

     AT&T Wireless Services enters into purchase orders in the ordinary course of business for materials, supplies, and other items. Additionally, AT&T Wireless Services has agreements with other wireless carriers regarding subscriber activity on other carriers’

wireless systems. These agreements establish general terms and charges for system usage, and in some cases also establish minimum usage requirements.

     AT&T Wireless Services enters into agreements in the normal course of business that provide for indemnification of counterparties. These include split-off, tax sharing, and tax refund agreements with AT&T, as well as certain asset sales, outsourcing arrangements, and financing and intellectual property agreements with other parties. The term of the indemnification varies by agreement. The events or circumstances that would require AT&T Wireless Services to perform under these indemnities are transaction specific, however these agreements may require AT&T Wireless Services to indemnify the counterparty for costs and losses incurred from changes in laws or regulations, and/or from litigation or claims arising from the underlying transaction. AT&T Wireless Services is unable to estimate the maximum potential liability for these types of indemnifications as the agreements generally do not specify a maximum amount, and the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, AT&T Wireless Services has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated condensed financial statements.

(j) CONTINGENCIES

     A number of class-action lawsuits were filed across the country challenging the quality of wireless service provided by AT&T Wireless Services. These cases include allegations of breach of contract, statutory consumer fraud, and similar claims. The plaintiffs in these cases have not asserted specific damages claims, with the exception of one case filed in Texas in which the named plaintiffs have asserted claims for compensatory and punitive damages totaling $100. That case was dismissed, and then reversed by the court of appeals; AT&T Wireless Services is seeking reconsideration of the appellate court’s decision. A series of these cases pending in New York was settled and received court approval, although an appeal is pending.

     A series of class action cases have been filed against AT&T Wireless Services as well as its major competitors, alleging that defendants have violated federal antitrust laws by allegedly restricting the portability of wireless handsets between carriers. Plaintiffs assert both tying and monopolization claims, but have not asserted specific claims for damages.

     Various class action or representative lawsuits are pending against AT&T Wireless Services, that challenge a variety of billing practices and the adequacy of AT&T Wireless Services’ disclosures concerning those practices, including billing in full-minute increments, billing from send to end, out-of-cycle billing, charging early termination fees, and billing for roaming calls. Although the plaintiffs in these cases have not specified damages, the damages in two of the cases are alleged to exceed $100. One of these cases has tentatively settled; the other case has alleged that, collectively, the major wireless carriers in California are responsible for damages in excess of $1.2 billion.

     Numerous class action lawsuits were filed against AT&T and several wireless phone manufacturers and carriers asserting products liability and similar claims relating to radio-frequency transmissions to and from wireless phones. The court dismissed all but one of these cases on preemption grounds; plaintiffs have appealed.

     In 1993, shareholders of a former competitor of AT&T Wireless Services’ air-to-ground business sued AT&T Wireless Services, alleging breach of a confidentiality agreement, misappropriation of trade secrets, and tortious interference with the competitor’s business. The trial court initially dismissed all of plaintiffs’ claims, but that decision was reversed by the court of appeals and the case was remanded for trial. Plaintiffs have asserted claims for damages totaling $8.2 billion.

     Several class action lawsuits have been filed against AT&T, certain executives of AT&T and AT&T Wireless Services, and a group of investment banking firms asserting claims under federal securities laws. The complaints assert claims that AT&T made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with the MediaOne acquisition. The complaints do not specify the amount of damages claimed, although the plaintiffs are seeking to recover for declines in stock prices of AT&T securities, including the AT&T Wireless Group tracking stock. In connection with the split-off, certain provisions of the Separation Agreement between AT&T Wireless Services and AT&T may result in AT&T Wireless Services being allocated a portion of the liabilities, if any, arising out of these actions to the extent relating to AT&T Wireless Group tracking stock.

     TeleCorp shareholders filed a class action lawsuit against AT&T Wireless Services challenging its acquisition of TeleCorp (see Note (f)). The lawsuit alleges conflicts of interest and breach of fiduciary duties by the TeleCorp directors and claims that the consideration paid to TeleCorp shareholders was inadequate. Plaintiffs claim damages in excess of $330.

     A former executive and shareholder of Tritel, Inc. (which, as a subsidiary of TeleCorp, was acquired by AT&T Wireless Services as part of its acquisition of TeleCorp), filed a lawsuit against Tritel, Inc., Tritel Communications, Inc., and two board members seeking to rescind an earlier settlement agreement. The plaintiff alleged that the defendants withheld material information about an initial public offering that occurred after he settled his prior claims, and asserted claims for fraud, breach of fiduciary duty, and breach of the duty of good faith and fair dealing. The plaintiff sought $60 in damages and/or restitution, and $450 in punitive damages. An arbitration panel awarded the plaintiff $57 thousand. An appeal is pending that challenges the referral of the case to arbitration.

     AT&T Wireless Services has been named as a defendant, along with several other wireless carriers and wireless phone manufacturers, in three class action lawsuits alleging that existing phone equipment does not meet FCC requirements for 911 emergency call processing. Damages have not been specified, although plaintiffs are seeking injunctive and equitable relief.

     AT&T Wireless Services received a series of payments from MCI WorldCom Network Services, Inc., as part of a pre-existing reseller’s contract and a letter agreement, within the 90 days preceding WorldCom’s July 21, 2002, bankruptcy filing under Chapter 11 of the Bankruptcy Code. Neither WorldCom nor the Bankruptcy Court has asserted a preference liability claim to any of these payments. WorldCom has asserted that it is entitled to credits under its reseller contract with AT&T Wireless Services, although no lawsuit or claims in the bankruptcy have been filed.

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

(k) RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the EITF reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables. AT&T Wireless Services will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003, and has decided to apply it on a prospective basis. AT&T Wireless Services anticipates that this consensus will not have a material impact on its results of operations, financial position, and cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. AT&T Wireless Services is required to apply FIN 46 to new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired on or prior to January 31, 2003, AT&T Wireless Services is required to apply FIN 46 no later than July 1, 2003. AT&T Wireless Services anticipates applying FIN 46 to these entities effective April 1, 2003.

     AT&T Wireless Services has significant variable interests in several of its unconsolidated subsidiaries for which AT&T Wireless Services may be the primary beneficiary. These variable interests are in the form of non-voting equity interests, loans, and put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest if and when certain events occur. These subsidiaries were formed to acquire FCC licenses that AT&T Wireless Services was not eligible to acquire, and to build, hold, and operate wireless communication systems in various areas of the United States. These subsidiaries are generally considered to be in the development stage and require additional financial support, given that they have incurred losses and have not yet generated any significant revenue from their primary operations. To date, the activity of these entities has consisted primarily of acquiring FCC licenses through acquisitions and FCC auctions. AT&T Wireless Services currently accounts for these ventures under the equity method of accounting as AT&T Wireless Services does not have voting control and AT&T Wireless Services recognizes virtually 100 percent of the entities’ operating losses due to its significant variable interests. If AT&T Wireless Services had been required to consolidate these ventures in the first quarter, it would have resulted in an estimated increase to Licensing costs of approximately $670. Additionally, AT&T Wireless Services will no longer treat these entities as unconsolidated subsidiaries and will reduce its Investments in and advances to unconsolidated subsidiaries by the carrying value of its investment in these entities, which totaled approximately $500 as of March 31, 2003. Any resulting difference between the net amount added to AT&T Wireless Services’ balance sheet from consolidating these entities and the carrying values of the unconsolidated subsidiaries will be reflected as a Cumulative effect of change in accounting principle. AT&T Wireless Services’ maximum loss exposure related to these entities as of March 31, 2003 was approximately $145, which represented the value of the put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest when and if certain events occur. Additionally, AT&T Wireless Services has determined that upon adoption of FIN 46 it may have to consolidate two synthetic leases which are currently off-balance sheet. If these synthetic leases had been consolidated in the first quarter, the estimated impact would have been an increase to Property, plant, and equipment, net and a corresponding increase to Long-term debt of $65 as of March 31, 2003. AT&T Wireless Services has determined that the impact to its results of operations and cash flows of consolidating these entities will not be material.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. AT&T Wireless Services will be required to adopt this statement no later than July 1, 2003. AT&T Wireless Services is currently assessing the impact of this statement on its results of operations, financial position, and cash flows.

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

INTRODUCTION

     We are the second-largest wireless communications service provider in the United States based on revenues for the four quarters ended March 31, 2003. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless voice and data services. As of March 31, 2003, we had 21.1 million consolidated subscribers. For the three months ended March 31, 2003, we had $3.9 billion of total consolidated revenues.

     We currently provide wireless voice and data services over two separate, overlapping networks. One network uses time division multiple access, or TDMA, as its signal transmission technology. As of March 31, 2003, it covered an aggregate population, which we refer to as “POPS,” of approximately 202 million, or 70 percent of the U.S. population. We also provide voice and enhanced data services over a separate network that uses the signal transmission technology known as global system for mobile communications, or GSM, and general packet radio service, or GPRS. As of March 31, 2003, this network covered approximately 193 million POPS, or 67 percent of the U.S. population. As of March 31, 2003, our two networks covered an aggregate of approximately 213 million POPS, or 74 percent of the U.S. population, and operated in 83 of the 100 largest U.S. metropolitan areas. We refer to this area as our coverage or network footprint. We also provide voice service on our analog network, as mandated by the Federal Communications Commission (FCC), and data service over a network utilizing packet switched data technology, or CDPD, which we are phasing out in connection with our launch of GSM/GPRS service.

     We supplement our own networks with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have network coverage. With these roaming agreements, as of March 31, 2003, we were able to offer our TDMA customers wireless services covering virtually the entire United States population and GSM/GPRS service covering approximately 74 percent of the U.S. population. We refer to this as our service area. We plan to continue to expand our coverage and service area and increase the capacity and quality of our GSM/GPRS network through new network construction, acquisitions, affiliations, joint ventures, and roaming arrangements with other wireless providers.

DESCRIPTION OF FINANCIAL AND OPERATING METRICS

Non-GAAP Financial Measures:

EBITDA and EBITDA Margin: EBITDA is defined as Operating income excluding Depreciation and amortization. EBITDA margin is defined as EBITDA as a percentage of our Services Revenue. See “EBITDA DISCUSSION” within the Results of Operations section below for a discussion of why management believes these measures to be important and useful information in understanding the results of our operations and also for a reconciliation of these measures to their most comparable measures under generally accepted accounting principles (GAAP).

Free Cash Flow: Free Cash Flow is defined as the Net cash provided by operating activities of continuing operations less cash paid for Capital expenditures and other additions. See “Free Cash Flow Discussion” within the Liquidity section below for a discussion of why management believes this measure to be important and useful information in understanding the results of our operations and also for a reconciliation of this measure to its most comparable measure under GAAP.

Operational Measures:

ARPU (Average Revenue per User): ARPU is used to measure average monthly services revenue on a per subscriber basis. ARPU is calculated as the Services revenue generated by subscribers, including both our subscribers and roaming revenues we collect from other carrier’s subscribers, divided by our average subscribers for the period.

CPGA (Cost per Gross Subscriber Addition): CPGA is used to measure the average cost of adding a new subscriber. CPGA is calculated as our sales and marketing expenses (included within Selling, general, and administrative expenses on our Statement of Operations) and equipment subsidies (included within Costs of equipment sales on our Statement of Operations) related to new customer acquisitions divided by the number of new gross subscribers added in the period.

CCPU (Cash Cost per User): CCPU is used to measure the average monthly cost of serving our existing subscribers. CCPU is calculated as our Total operating expenses net of Equipment revenue, excluding Depreciation and amortization and the costs of acquiring new subscribers (as described above under CPGA), divided by our average subscribers for the period.

SUMMARY OF FIRST QUARTER RESULTS

     Services revenue for the first quarter was $3,743 million, an 11.5 percent or $388 million increase from the first quarter of 2002, primarily as a result of growth in the subscriber base, including the subscribers associated with our acquisition of TeleCorp PCS, Inc. (TeleCorp) in February of 2002. Services revenue was essentially flat with the fourth quarter of 2002, increasing by 0.1 percent. ARPU of $58.70 increased by 0.2 percent from the prior year quarter but declined 2.2 percent sequentially compared to fourth quarter 2002. The slight increase in year-over-year ARPU came despite competitive pricing pressures and was aided by increasing contributions of data revenues and revenue enhancement initiatives instituted during the second half of 2002. The sequential decrease in ARPU was a result of seasonally lower roaming revenue and the impact of migrating existing customers to lower rate plans. Minutes of use (MOUs) per subscriber increased to 508 average minutes per subscriber per month for the first quarter of 2003, up from 430 and 507 MOUs per subscriber per month during the first and fourth quarters of 2002, respectively. This increase in MOUs versus the prior year quarter was generally due to subscribers’ continued shift toward calling plans with higher buckets of minutes. Going forward, we anticipate a continued competitive pricing environment to exert downward pressure on ARPU, which we expect will be at least partially offset by revenue enhancement initiatives, data revenues, incremental revenue sources, and increased MOUs per subscriber.

     CCPU declined to $30.60 for the first quarter of 2003, or 1.0 percent below the prior year quarter. The decline in our CCPU was driven by a lower provision for uncollectible receivables and decreased per-subscriber roaming expenses. Specifically, bad debt as a percentage of services revenue improved by 1.1 percentage points compared to the first quarter of the prior year while roaming expenses also declined as a percentage of services revenue to 7.4 percent in the first quarter of 2003. Partially offsetting these declines were increases in per-subscriber network expenses associated with the growth in MOUs as well as costs related to supporting our GSM/GPRS network. Our ability to maintain or reduce CCPU will be affected by our ability to reduce costs, the impact of seasonally higher roaming expenses in the second and third quarters, and our ability to control costs associated with implementing new infrastructure support systems for our GSM/GPRS network.

     EBITDA was $1,110 million for the three months ended March 31, 2003 compared to $820 million during the prior year quarter. This increase of 35.4 percent or $290 million was driven primarily by higher services revenue, cost reduction efforts, and the impact of lower acquisition costs related to fewer gross subscriber additions. Our ability to continue to grow EBITDA faster than our revenues, and therefore to continue to improve EBITDA margins, will be dependent upon a number of factors, including the success of our revenue enhancement programs, our ability to further reduce costs and establish more efficient distribution channels, and the level and cost of new subscriber additions. While we expect our revenue and cost initiatives to improve EBITDA margins over time, our ultimate focus remains on generating positive Free Cash Flow.

     We are in the process of undertaking a series of actions to continue to reduce our cost structure, which we anticipate will improve our EBITDA margins over time. We anticipate that these efforts will occur during 2003 and into 2004, of which some of the benefits will likely not be realized until 2004 and thereafter. These initiatives may require us to recognize incremental expenses prior to anticipated savings.

     Our Free Cash Flow for the first quarter of 2003 was $774 million. The positive Free Cash Flow in the quarter was driven primarily by our EBITDA of $1,110 million and the $245 million cash received for the termination of our interest rate swap agreements. Offsetting these items were our Capital expenditures and other capital additions during the quarter of $501 million; interest payments made during the quarter; and cash used as a result of changes in our working capital. We expect Free Cash Flow to vary from quarter to quarter, and we do not expect to remain at this quarterly level throughout 2003.

     In the first quarter of 2003 we increased subscribers by 283 thousand, a 56.4 percent decrease from our net subscriber additions during the prior year quarter. This decline reflects a continued slowdown in the industry growth rate. We ended the quarter with 21.1 million consolidated subscribers, an 8.2 percent increase over the prior year quarter. Our ongoing subscriber addition objective is to attract and retain profitable customers. We expect slower industry wide growth to continue to impact our subscriber growth rate.

     CPGA rose to $404 in the quarter ended March 31, 2003, compared with $367 for the quarter ended March 31, 2002. CPGA was unfavorably impacted in the first quarter versus the prior year quarter by a decline in the number of gross customer additions, which resulted in our fixed costs associated with acquiring customers (such as costs relating to our sales force and retail facilities) being allocated over a smaller number of acquired customers. Additionally, lower cost reseller gross subscriber additions declined significantly in the first quarter of 2003 compared to the prior year. We continue to focus efforts on reducing our CPGA through increased productivity in our sales channels, shifts in our distribution mix, and through new product offers. Despite these efforts, we cannot provide any assurance that our CPGA will decline during 2003.

     Our churn rate for the first quarter of 2003 was 2.3 percent, down from 2.6 percent in the first quarter of 2002, and down from 2.4 percent in the fourth quarter of last year. Our churn improvement reflects the company-wide customer retention efforts that we instituted during 2002. Despite our favorable churn numbers during the first quarter of 2003, we anticipate that competitive pressures as well as our continued focus on high value customers may increase our churn rate over the balance of the year to the mid-2 percent level.

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

     Our critical accounting policies and estimates include our unbilled services revenues; allowances for doubtful accounts; the estimates used in determining the useful lives of our property, plant, and equipment; fair values and related impairments of property, plant, and equipment, goodwill, licensing costs, and investments in and advances to unconsolidated subsidiaries; legal and tax contingencies; and deferred tax valuation allowances. For a detailed discussion of our critical accounting policies and estimates please refer to our Annual Report on Form 10-K for the year ended December 31, 2002. There were no material changes in the application of our critical accounting policies and estimates subsequent to the report. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors and the Audit Committee has reviewed our disclosures relating to them.

NEW ACCOUNTING POLICIES

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

     We are subject to asset retirement obligations associated with our cell site operating leases, which are subject to the provisions of this statement. Cell site lease agreements frequently contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. Landlords may choose not to exercise these rights as cell sites are considered useful improvements. We have concluded that the fair value of these obligations cannot be reasonably estimated because neither the settlement date of the asset retirement obligation nor the probability of enforcement of the remediation clauses are currently determinable. We have insufficient historical data to reasonably determine the probability of whether the remediation terms of the lease will be enforced and to what extent. In addition, we are unable to estimate a potential range of settlement dates due to our intent and ability to renew site leases after the initial lease expiration. A liability for the asset retirement obligation associated with our cell site leases will be recorded if, and when, a reasonable estimate of fair value can be determined. In addition to cell site operating leases, we have leases related to switch site, retail, and administrative locations subject to the provisions of SFAS No. 143. Our initial adoption of this statement on January 1, 2003, did not have a material impact on our results of operations, financial position, or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Our initial adoption of this statement on January 1, 2003, did not have a material impact on our results of operations, financial position, or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. Our initial adoption of this statement on January 1, 2003, did not have a material impact on our results of operations, financial position, or cash flows. Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in our financial statements. See “Off-Balance Sheet Arrangements” for additional disclosures related to indemnifications made by us.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying notes included elsewhere in the report and provides information that management believes is relevant to an assessment and understanding of our results of operations for the three months ended March 31, 2003 and 2002, and financial condition as of March 31, 2003 and December 31, 2002.

THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002

(In Millions)	For the Three Months
	Ended March 31,

	2003	2002	$ Change	% Change

REVENUE
Services	$3,743	$3,355	$388	11.5%
Equipment	205	256	(51)	(20.0)%

Total revenue	$3,948	$3,611	$337	9.3%

     Services revenue primarily includes monthly recurring charges, airtime and toll usage charges, and roaming charges billed to both our customers and other wireless service providers. Services revenue is recognized based upon minutes of use processed and contracted fees, and is net of credits and adjustments for service discounts. Amounts collected in advance of the service period, primarily related to our prepaid customers, are recorded as unearned revenue and are recognized when earned. Customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized over the estimated customer relationship period. Services revenue is derived primarily from voice services. Revenue from data services has not been material in any of the periods presented. We do not anticipate that revenue from data services will be material to our overall services revenue during 2003. However, in order to grow services revenue and maintain current ARPU levels, growth in data and other revenue sources will need to occur to offset the expected continued decline in revenue per minute of use for voice services. Services revenue also includes revenues not generated from subscribers which primarily includes sublease rents and revenues we collect from local exchange carriers for call termination charges. Equipment revenue is generated primarily from the sale of wireless handsets and accessories. We generally subsidize all or a portion of handset sales in connection with longer-term contracts or other promotional offers. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer or distributor, as this is considered to be a separate earnings process from the sale of wireless services.

     Total revenue grew 9.3 percent to $3,948 million, an increase of $337 million, in the three months ended March 31, 2003, compared with the three months ended March 31, 2002.

     Services revenue for the three months ended March 31, 2003, grew to $3,743 million, an increase of $388 million, or 11.5 percent, compared with the three months ended March 31, 2002. Services revenue was higher in the first quarter of 2003 because it included a full three months of TeleCorp revenue as opposed to approximately six weeks in 2002. Additionally, services revenue was higher in the first quarter of 2003 due to growth in the subscriber base and a slight increase in ARPU.

     As of March 31, 2003, we had 21.1 million consolidated subscribers, an increase of 8.2 percent compared with March 31, 2002. Net consolidated wireless subscriber additions during the three months ended March 31, 2003, totaled 283 thousand, representing a decrease of 56.4 percent over the prior year quarter. The lower number of net subscriber additions in the first quarter of 2003, compared to 2002, reflected a slowdown in industry growth versus the prior year. Prepaid subscribers as of March 31, 2003, remained a mid-single-digit percentage of the total consolidated subscriber base.

     Our churn rate for the three months ended March 31, 2003, was 2.3 percent, down from 2.6 percent in the quarter ended March 31, 2002. The churn rate related to our postpaid customers of 2.1 percent for the first quarter of 2003 also improved from 2.4 percent a year ago. The improvement to both our overall and postpaid churn versus the prior year quarter was largely the result of our continued focus on credit worthy subscribers and ongoing customer retention efforts.

     Our ARPU for the three months ended March 31, 2003, was $58.70, a marginal increase over the $58.60 for the three months ended March 31, 2002. ARPU in the current year quarter was impacted by continuing price competition in the wireless sector, which was more than offset by the increasing contributions of data revenues and various revenue enhancement initiatives we instituted during the second half of 2002. Average minutes of use per subscriber per month were 508 and 430 for the three months ended March 31, 2003 and 2002, respectively. The growth in the current year quarter was attributable to subscribers continuing to shift toward calling plans with higher buckets of minutes.

     Equipment revenue for the quarter ended March 31, 2003, was $205 million, a decrease of $51 million, or 20.0 percent, compared with the three months ended March 31, 2002. The decline in equipment revenue was attributable to a lower average revenue per unit.

(In Millions)	For the Three Months
	Ended March 31,

	2003	2002	$ Change	% Change

Costs of services	$1,114	$1,048	$66	6.3%
As a percentage of Services revenue	29.8%	31.2%

     Costs of services consist primarily of costs to operate and maintain our TDMA and GSM networks, incollect expenses (the roaming costs paid to other wireless providers), and access, interconnection, and toll charges paid to connect our customers’ calls on other carriers’ networks. Additionally, costs of services include the provision for uncollectible receivables and non-income related taxes. Costs of services for the three months ended March 31, 2003, were $1,114 million, an increase of $66 million, or 6.3 percent, compared with the quarter ended March 31, 2002. The majority of the increase resulted from increased network support costs and higher interconnection expenses, both resulting from an increase in the minutes used by the existing customer base, as well as new customers added since the prior year. These increases over the prior year quarter were partially offset by a decline in incollect expenses due to a lower average incollect rate per minute we pay to other carriers, counteracted to some extent by an increase in our total roaming minutes. Additionally, our provision for uncollectible receivables decreased versus the prior year quarter due to lower net write-offs and an improved aging of our accounts receivable balances.

(In Millions)	For the Three Months
	Ended March 31,

	2003	2002	$ Change	% Change

Costs of equipment sales	$469	$553	$(84)	(15.2)%

     Costs of equipment sales include the costs of the handsets and accessories sold to new as well as existing customers and the related distribution and shipping costs. Costs of equipment sales for the three months ended March 31, 2003, were $469 million, a decrease of $84 million, or 15.2 percent, compared with the quarter ended March 31, 2002. The decrease in costs of equipment sales in the first quarter of 2003 as compared with the prior year period, resulted from a decline in the average cost per unit sold, which was driven primarily by more favorable pricing associated with our GSM/GPRS handsets, and a lower volume of equipment handsets sold.

(In Millions)	For the Three Months
	Ended March 31,

	2003	2002	$ Change	% Change

Selling, general, and administrative	$1,255	$1,190	$65	5.4%
As a percentage of Services revenue	33.5%	35.5%

     Selling, general, and administrative (SG&A) expenses for the three months ended March 31, 2003, were $1,255 million, an increase of $65 million, or 5.4 percent, compared with the quarter ended March 31, 2002. The increase in SG&A costs in the first quarter of 2003 over the prior year quarter resulted from increased customer care and other general and administrative support expenses to support growth in the subscriber base. Partially offsetting these increases were lower subscriber acquisition costs, primarily related to lower sales commissions expenses. Sales commissions expenses declined primarily due to a decline in gross subscriber additions as compared to the first quarter of 2002; a higher percentage of gross additions from our direct channels (which typically have a lower sales commission rate); and a decrease in the average commission which we paid to our indirect distributors. CPGA, which includes the cost of handset subsidies related to new subscriber acquisitions, which are recorded in Costs of equipment sales, was $404 for the three months ended March 31, 2003, a 10.1 percent increase compared with the quarter ended March 31, 2002. The increase in CPGA compared with the prior year quarter was attributable to higher per-gross-add costs for advertising and retail store related costs. These increases were partially offset by lower per-gross-add commissions costs in the first quarter of 2003 compared to the prior year period. CPGA was also unfavorably impacted during the first quarter of 2003 by the decrease in gross subscriber additions during the first quarter of 2003, which resulted in the fixed cost component of our CPGA being spread over a smaller number of subscribers. Additionally, lower cost reseller gross subscriber additions declined significantly in the first quarter of 2003 compared to the prior year.

(In Millions)	For the Three Months
	Ended March 31,

	2003	2002	$ Change	% Change

Depreciation and amortization	$735	$642	$93	14.4%

     Depreciation and amortization expenses for the three months ended March 31, 2003, were $735 million, an increase of $93 million, or 14.4 percent, compared with the quarter ended March 31, 2002. The increase in depreciation and amortization expenses resulted primarily from growth in our depreciable asset base, including a full quarter of depreciation expense on the assets acquired in conjunction with the TeleCorp acquisition. Capital expenditures, including capital additions related to internal-use software, were $428 million and $703 million for the quarters ended March 31, 2003 and 2002, respectively.

(In Millions)	For the Three Months
	Ended March 31,

	2003	2002	$ Change	% Change

Other expense	$30	$31	$(1)	(1.1)%

     Other expense primarily includes impairment charges associated with our equity investments accounted for under the cost method, fair value adjustments of certain derivative instruments, and losses on the early extinguishment of debt offset by interest income. Other expense was $30 million and $31 million for the three months ended March 31, 2003 and 2002, respectively. Other expense for the three months ended March 31, 2003 consisted primarily of losses recorded in conjunction with an asset sale, partially offset by interest income. Other expense for the three months ended March 31, 2002 consisted primarily of a pretax impairment charge of $57 million related to our common stock investment in Dobson Communications Corp. (Dobson) due to a decline in the quoted market price of Dobson’s common stock that management deemed to be other than temporary. Partially offsetting this impairment was interest income earned during the first quarter of 2002.

(In Millions)	For the Three Months
	Ended March 31,

	2003	2002	$ Change	% Change

Interest expense	$184	$115	$69	59.8%

     Interest expense, net of amounts capitalized, consists primarily of interest on our Senior Notes and interest on the TeleCorp Wireless, Inc. and Tritel PCS, Inc. Senior Subordinated Notes that we assumed in conjunction with our acquisition of TeleCorp. Interest expense for the three months ended March 31, 2003, was $184 million, an increase of $69 million, or 59.8 percent, compared with the quarter ended March 31, 2002. Interest expense for the first quarter of 2003 increased from the prior year period due primarily to interest on the $3.0 billion Senior Notes offering, which occurred in April 2002 as well as a full quarter of interest expense associated with the debt acquired in conjunction with our acquisition of TeleCorp in February 2002. Additionally, capitalized interest decreased from the first quarter of 2002 due to lower capital expenditures during the first three months of 2003.

(In Millions)	For the Three Months
	Ended March 31,

	2003	2002	$ Change	% Change

Provision for income taxes	$46	$12	$34	292.2%

     Provision for income taxes was $46 million for the three months ended March 31, 2003, compared to $12 million in the quarter ended March 31, 2002. We continued to require a full valuation allowance on our net deferred tax assets during the first quarter of 2003. The first quarter of 2003 provision for income taxes reflects primarily deferred tax expense resulting from temporary differences associated with goodwill and licensing costs, as well as certain state taxes. The provision for income taxes for the first quarter of 2002 represented an effective tax rate of 37.3 percent. Future income tax provisions or benefits will be impacted by our valuation allowance requirements, which in turn may be impacted by the 2002 NOL carryback claim to AT&T, which may be reflected as a contribution to Additional paid-in capital in Shareholders’ Equity.

(In Millions)	For the Three Months
	Ended March 31,

	2003	2002	$ Change	% Change

Net equity earnings (losses) from investments in unconsolidated subsidiaries, net of tax	$27	$(42)	$69	164.5%

     We incurred net equity earnings from investments in unconsolidated subsidiaries of $27 million for the three months ended March 31, 2003. In the three months ended March 31, 2002 we incurred net equity losses of $42 million, which included a tax benefit of $16 million. The improvement over the prior year’s quarter is attributed to an increase in our proportionate share of earnings in our foreign equity investments and lower accretion related to our obligation to the other owners of Alaska Native Wireless, LLC (ANW). Additionally, the net equity losses for the first quarter of 2002 included our proportionate share of TeleCorp losses prior to the acquisition in February of 2002.

(In Millions)	For the Three Months
	Ended March 31,

	2003	2002	$ Change	% Change

Income from discontinued operations (net of tax provision of $8)	$—	$12	$(12)	(100.0)%

     We recognized income from discontinued operations, net of tax, of $12 million during the three months ended March 31, 2002. The income recorded during the first quarter of 2002 consisted of adjustments to the recoverability of assets and accruals related to costs to exit the fixed wireless business. The disposition of the fixed wireless business was completed during 2002.

(In Millions)	For the Three Months
	Ended March 31,

	2003	2002	$ Change	% Change

Cumulative effect of change in accounting principle (net of tax benefit of $103)	$—	$(166)	$166	100.0%

     Cumulative effect of change in accounting principle, net of tax, was a loss of $166 million during the three months ended March 31, 2002, and related to our proportionate share of impairment charges recorded by our equity method unconsolidated subsidiaries upon their adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Of the total 2002 aftertax charge, $72 million and $7 million represented our proportionate share of impairments recognized by TeleCorp of its licensing costs and goodwill, respectively. The remaining $87 million represented our proportionate share of an impairment of licensing costs recognized by American Cellular Corporation (ACC).

(In Millions)	For the Three Months
	Ended March 31,

	2003	2002	$ Change	% Change

Accretion of mandatorily redeemable preferred stock	$7	$2	$5	148.0%

     Accretion of mandatorily redeemable preferred stock was $7 million and $2 million during the three months ended March 31, 2003 and 2002, respectively, and represented the dividend accretion associated with the mandatorily redeemable preferred stock issued by us in February 2002 in conjunction with our acquisition of TeleCorp. The increase over the prior year’s quarter is due primarily to a full quarter’s accretion being reflected in the three months ended March 31, 2003.

	For the Three Months
	Ended March 31,

	2003	2002	$ Change

Income (loss) per basic and diluted share:
Income (loss) from continuing operations available to common shareholders	$0.05	$(0.01)	$0.06
Income from discontinued operations	—	—	—
Cumulative effect of change in accounting principle	—	(0.06)	0.06

Net income (loss) income available to common shareholders	$0.05	$(0.07)	$0.12

     Income (loss) from continuing operations available to common shareholders per share was income of $0.05 for the three months ended March 31, 2003, compared with a loss of $0.01 for the three months ended March 31, 2002. The increased income per share in the first quarter of 2003 was attributable primarily to higher operating income and increased earnings from investments in unconsolidated subsidiaries, partially offset by higher interest expense.

     Cumulative effect of change in accounting principle per share was a loss of $0.06 for the three months ended March 31, 2002.

     Net income (loss) available to common shareholders per share was income of $0.05 for the three months ended March 31, 2003, compared with a loss of $0.07 for the three months ended March 31, 2002. The $0.12 increase in net income (loss) per share was attributable primarily to higher income from continuing operations earned in the first quarter of 2003 and the cumulative effect of change in accounting principle recorded during the first quarter of 2002.

EBITDA DISCUSSION

     We believe EBITDA and EBITDA margin to be relevant and useful information as these are important measurements used by our management to measure the operating profits or losses of our business. EBITDA is one of several metrics used by our management to measure the income generated from our operations, excluding the operating requirements of our interest and income taxes. In addition, our $2.5 billion credit facility (under which currently no amounts are outstanding) requires us to maintain certain financial ratios, including a specified net-debt-to-EBITDA ratio. Finally, EBITDA is one of many factors used by the credit rating agencies to determine our credit ratings. EBITDA and EBITDA margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. EBITDA and EBITDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies.

Reconciliation of EBITDA to Consolidated Operating Income

     The following table summarizes the reconciliation of EBITDA to consolidated operating income:

	For the Three Months
	Ended March 31,

(In Millions)	2003	2002

EBITDA	$1,110	$820
Less: Depreciation and amortization	(735)	(642)

Operating income	$375	$178

EBITDA for the Three Months Ended March 31, 2003, Compared with the Three Months Ended March 31, 2002

     EBITDA for the three months ended March 31, 2003, was $1,110 million, compared with $820 million for the three months ended March 31, 2002. The growth in EBITDA as compared with the first quarter of the prior year was due primarily to growth in services revenue; lower selling and marketing costs, including commissions and equipment subsidies; a reduction in incollect expenses; and a lower provision for uncollectible receivables. These improvements were partially offset by increases in network support costs, interconnection expenses, and general and administrative expenses to support the growth in our subscribers from the prior year period.

Reconciliation of EBITDA Margin to Consolidated Operating Income as a Percentage of Services Revenue

     The following table summarizes the reconciliation of EBITDA margin to consolidated operating income as a percentage of services revenue:

	For the Three Months
	Ended March 31,

	2003	2002

EBITDA margin	29.7%	24.4%
Less: Depreciation and amortization as a percentage of services revenue	(19.7%)	(19.1%)

Operating income as a percentage of services revenue	10.0%	5.3%

EBITDA Margin for the Three Months Ended March 31, 2003, Compared with the Three Months Ended March 31, 2002

     EBITDA margin was 29.7 percent for the three months ended March 31, 2003, compared with 24.4 percent for the quarter ended March 31, 2002. EBITDA margin increased in the first quarter of 2003 compared to the prior year quarter due to reductions in incollect and sales and marketing expenses, as well as the provision for uncollectible receivables as a percentage of services revenue. Partially offsetting these improvements were increased network costs as a percentage of services revenue.

LIQUIDITY AND CAPITAL RESOURCES

     We expect to fund our capital requirements for at least the next 12 months by using existing cash balances, which totaled $3.6 billion as of March 31, 2003; cash generated from operations; and if necessary, by accessing external sources of capital including the issuance of commercial paper, public equity or debt securities, or by drawing on our committed receivables securitization program and credit facilities. We may also generate cash from the sale of non-strategic investments or excess spectrum. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth.

Statements of Cash Flows Discussion

(In Millions)	For the Three Months
	Ended March 31,

Net Cash Flows:	2003	2002	$ Change	% Change

Provided by operating activities of continuing operations	$1,275	$113	$1,162	n/m
Used in investing activities of continuing operations	(503)	(1,316)	(813)	(61.8%)
Provided by (used in) financing activities of continuing operations	438	(573)	1,011	176.4%
Provided by discontinued operations	—	8	(8)	(100.0)%

Net Cash Provided by Operating Activities of Continuing Operations

     Net cash provided by operating activities of continuing operations for the three months ended March 31, 2003, was $1,275 million, compared with $113 million for the three months ended March 31, 2002. The increase in net cash provided by operating activities from continuing operations was due primarily to higher operating income (excluding depreciation and amortization) during the first quarter of 2003 as well as a decrease in accounts receivable balances and a smaller decrease in accounts payable versus the prior year quarter. Also contributing to the growth in operating cash was the $245 million in proceeds received from the termination of our interest rate swap agreements relating to the long-term portion of our hedged debt.

Net Cash Used in Investing Activities of Continuing Operations

     Net cash used in investing activities of continuing operations for the three months ended March 31, 2003, was $503 million, compared with $1,316 million in the three months ended March 31, 2002. The decrease in net cash used in investing activities compared to the prior year quarter was due primarily to lower capital expenditures and fewer contributions made to unconsolidated subsidiaries. Investing activities of continuing operations for the three months ended March 31, 2002 also included the assumption of cash balances acquired as a result of the TeleCorp acquisition, partially offset by the issuance of a long-term note receivable to an unconsolidated subsidiary.

Net Cash Provided by (Used in) Financing Activities of Continuing Operations

     Net cash provided by (used in) financing activities of continuing operations for the three months ended March 31, 2003 was $438 million cash provided by financing activities compared to $573 million cash used in financing activities for the three months ended March 31, 2002. Financing activities of continuing operations for the quarter ended March 31, 2003 included the receipt of the $436 million income tax refund from AT&T discussed below. Financing activities of continuing operations for the quarter ended March 31, 2002 included the repayment of approximately $978 million of TeleCorp debt subsequent to the acquisition, partially offset by proceeds of $382 million from the sale of AT&T Wireless Services common shares sold to NTT DoCoMo, Inc. (DoCoMo) associated with the exercise of their preemptive rights triggered by the TeleCorp acquisition.

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

     The tax-sharing agreement between AT&T and us provides that we may not seek a refund for taxes relating back to periods before the split-off without AT&T’s consent, and that such consent may not be unreasonably withheld. Federal tax laws generally provide that we would only be entitled to a carryback benefit to the extent that the income of AT&T for the applicable carryback years is sufficient to absorb the carryback losses of AT&T and its affiliates in addition to our carryback losses. We have been engaged in ongoing discussions with AT&T concerning the refund, which have progressed to an advanced stage.

Free Cash Flow Discussion

     We believe Free Cash Flow to be relevant and useful information as this is an important way our management measures the cash generated by our business. Management believes that for the wireless industry the generation of additional cash increases shareholder value. Free Cash Flow should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. Free Cash Flow, as we have defined it, may not be comparable to similarly titled measures reported by other companies.

For the Three Months Ended
March 31, 2003

(In Millions)
Net cash provided by operating activities of continuing operations	$1,275
Less: Capital expenditures and other additions	(501)

Free Cash Flow	$774

     Free Cash Flow for the three months ended March 31, 2003 was $774 million and represented the Net cash provided by operating activities of continuing operations of $1,275 million, less cash used for Capital expenditures and other additions which totaled $501 million. The positive Free Cash Flow in the quarter was driven primarily by our EBITDA, and the $245 million cash received for the termination of our interest rate swap agreements. Offsetting these items were our capital expenditures and other capital additions during the quarter of $501 million; interest payments made during the quarter; and cash used as a result of changes in our working capital.

Sources of Liquidity

Accounts Receivable Securitization Program, Credit Facilities, and Commercial Paper Agreements

     In March 2003, we renewed our accounts receivable securitization program and increased the size of the program from $1.2 billion to $1.6 billion. As of March 31, 2003, availability under the program was approximately $1.2 billion based on our accounts receivable balance. The program allows us to obtain financing collateralized by subscriber trade accounts receivable. Under the program, we can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary. The wholly owned subsidiary would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to a program fee of 15 to 25 basis points and a liquidity fee of 22.5 to 50 basis points, both of which are based on our Senior Notes rating. We intend to use any proceeds from this financing arrangement for general corporate purposes. This financing arrangement is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event that our long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. See discussion of our credit ratings below. We are currently in compliance with the securitization covenants and have no amounts outstanding under this financing arrangement.

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

     During June 2001, we finalized agreements with a group of commercial paper dealers to issue up to $2.5 billion of private placement commercial paper notes. The notes will be unsecured, ranking pari passu with our other unsubordinated and unsecured indebtedness. Maturity of the notes can be up to 365 days from the date of issue. Our commercial paper notes are rated A2 by Standard & Poor’s and P2 by Moody’s. If we decide to issue commercial paper notes, the rates would be reflective of these commercial paper market rates at the time of issuance. The commercial paper program is subject to customary commercial paper program covenants. We currently have not issued any notes under the program.

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

     Our credit ratings as of the date of this report were as follows:

Rating Agency	Long-Term Debt Rating	Outlook

Moody’s (a)	Baa2	Negative
Standard & Poor’s	BBB	Stable
Fitch	BBB	Stable

(a)	On June 21, 2002, Moody’s changed the outlook for the entire wireless industry to negative, including changing our outlook from stable to negative. A negative outlook could result in our credit rating being lowered in the future. This change did not impact the availability or cost of our financing arrangements.

Capital Requirements

     Our operating capital requirements during 2003 will be driven primarily by expenditures associated with our network, interest payments, and acquisition of new subscribers. Additional capital requirements may include spectrum purchases, acquisitions of businesses, and cash contributions and advances to our unconsolidated subsidiaries.

Capital Requirements — Capital Expenditures and Other Capital Additions

     The operation, upgrade, and expansion of our networks will continue to require substantial amounts of capital. Our capital expenditures and other capital additions discussed below are calculated on an accrual basis, and therefore, may vary from the cash outflows reported during the period on our statements of cash flows. Capital expenditures, including capital additions related to internal-use software, totaled $428 million for the three months ended March 31, 2003. The majority of capital spending during the first quarter of 2003 related to the GSM/GPRS network, including capacity expansion and overlay of TeleCorp markets. During 2003, we expect to spend approximately $3.0 billion on capital expenditures, including capital additions related to internal-use software. We have entered into various purchase commitments for network equipment. Those commitments totaled $867 million as of March 31, 2003, with remaining payments to be made by the end of 2004.

Capital Requirements — Spectrum

     We may also require substantial capital to purchase additional spectrum licenses. Access to additional spectrum in critical markets will help us to meet demand for existing wireless products and facilitate deployment of next-generation services in critical markets.

Capital Requirements — Interest Payments

     Our Senior Notes and Senior Subordinated Notes include the following interest payment requirements and maturity dates:

Principal Amount as of March 31, 2003 - (In Millions)		Interest Rate		Interest Payments	Maturity

AT&T Wireless Services, Inc. Senior Notes:
	$250	6.875	%(1)	Semiannually	April 18, 2005
	$1,000	7.350	%(1)	Semiannually	March 1, 2006
	$750	7.500	%(1)	Semiannually	May 1, 2007
	$3,000	7.875%		Semiannually	March 1, 2011
	$2,000	8.125	%(1)	Semiannually	May 1, 2012
	$2,500	8.750%		Semiannually	March 1, 2031

	$9,500

TeleCorp Wireless, Inc. Senior Subordinated Notes:
	$336	11.625%		(2)	April 15, 2009
	$292	10.625%		Semiannually	July 15, 2010

	$628

Tritel PCS, Inc. Senior Subordinated Notes:
	$209	12.75%		(3)	May 15, 2009
	$292	10.375%		Semiannually	January 15, 2011

	$501

(1)	During the first quarter of 2003, we terminated all of our interest rate swap agreements, which had a total notional value of $2.8 billion. We received total cash proceeds of $289 million, of which $245 million represented the fair value of the portion of our long-term debt that was hedged. The remaining cash proceeds represented the fair value of the interest component of the hedged debt as of the termination dates of the interest rate swaps. The swaps were entered into as hedges of the fair value of $250 million of the 6.875 percent Senior Notes due April 2005, $1.0 billion of the 7.35 percent Senior Notes due March 2006, $750 million of the 7.5 percent Senior Notes due May 2007, and $800 million of the 8.125 percent Senior Notes due May 2012.

(2)	Interest accrues to the principal balance of these Discount Notes until April 15, 2004. Interest will be paid in cash semiannually beginning October 15, 2004.

(3)	Interest accrues to the principal balance of these Discount Notes until May 15, 2004. Interest will be paid in cash semiannually beginning November 15, 2004.

Capital Requirements — Contractual Obligations

(In Millions)	Payments Due by Period (1)

Contractual Obligations
As of March 31, 2003 (unless otherwise noted)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Operating leases (2)	$2,754	$611	$1,040	$557	$546
Dedicated leased lines (3)	617	198	317	102	—
Purchase obligations (4)	1,797	289	1,358	150	—
Long-term debt (5)	10,841	—	1,252	886	8,703
Obligation related to ANW venture agreement (6)	145	—	—	145	—
Mandatorily redeemable preferred stock (7)	846	—	—	—	846

Total contractual cash obligations	$17,000	$1,098	$3,967	$1,840	$10,095

(1)	Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	Represents our commitments associated with operating leases as of December 31, 2002 and are associated with contracts that expire in various years through 2035. Payments due reflects fixed rent expense.

(3)	Represents our commitments with our primary local exchange carriers for dedicated leased lines as of December 31, 2002. The original terms of these commitments vary from month-to-month up to five years.

(4)	Unconditional purchase obligations include commitments to purchase network equipment, the handset purchase commitment entered into subsequent to March 31, 2003, and commitments to purchase certain long-distance and network data services under our Master Carrier Agreement with AT&T. See Note (i) to our consolidated condensed financial statements.

(5)	Amounts are equal to the annual maturities of our long-term debt outstanding as of March 31, 2003.

(6)	Represents our obligation associated with ANW’s other owners’ rights to require us to purchase their interests in ANW.

(7)	This commitment represents the total liquidation preference upon redemption (December 13, 2020) of our mandatorily redeemable preferred stock.

     In December 2002, the terms of our strategic relationship with DoCoMo were amended. The amendment increased DoCoMo’s rights to representation on our board of directors, and revised our technology commitment, among other things. Pursuant to our Investor Agreement, as amended, between AT&T Wireless Services, AT&T, and DoCoMo, DoCoMo may require us to repurchase its investment at DoCoMo’s original purchase price, plus interest, if under certain circumstances, and subject to the exceptions identified in the Investor Agreement:

•	We fail to launch service based on W-CDMA technology in certain areas of Dallas, San Diego, San Francisco, and Seattle, or permitted alternate cities by December 31, 2004; or

•	Our board of directors approves changes prior to December 31, 2004, in our use of W-CDMA technology as our primary standard for delivery of services based on third-generation technology.

     We believe that the likelihood we will be required to repurchase DoCoMo’s original investment plus interest is remote.

     Occasionally, we make equity contributions and advances to our investments in unconsolidated subsidiaries. We currently have no material commitments outstanding related to these investments, with the exception of our commitment to ANW noted above.

     We enter into purchase orders in the ordinary course of business for materials, supplies, and other items. Additionally, we have agreements with other wireless carriers that allow our customers to roam on other carriers’ wireless systems. These agreements establish general terms and charges for system usage, and in some cases also establish minimum usage requirements.

Off-Balance Sheet Arrangements

     We currently have off-balance sheet financing arrangements including two synthetic leases for office facilities, and certain guarantees related to two international unconsolidated subsidiaries. Additionally, DoCoMo holds 41.7 million of our common stock warrants with a strike price of $35 per share. These off-balance sheet financing arrangements are not material individually, or in the aggregate, to our overall results of operations or financial condition (see “Recent Accounting Pronouncements” below).

     Additionally, we enter into agreements in the normal course of business that provide for indemnification of counterparties. These include split-off, tax sharing, and tax refund agreements with AT&T, as well as certain asset sales, outsourcing arrangements, and financing and intellectual property agreements with other parties. The term of the indemnification varies by agreement. The events or circumstances that would require us to perform under these indemnities are transaction specific, however these agreements may require us to indemnify the counterparty for costs and losses incurred from changes in laws or regulations, and/or from litigation or claims arising from the underlying transaction. We are unable to estimate the maximum potential liability for these types of indemnifications as the agreements generally do not specify a maximum amount, and the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements.

QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     We are exposed to market risk from changes in interest and foreign exchange rates related to our consolidated operations as well as with our international unconsolidated subsidiaries’ operations. Additionally, we are exposed to market risk associated with changes in the price of AT&T Wireless Services common stock relating to outstanding common stock warrants. We have minimal cash flow exposure related to interest rate changes associated with our long-term, fixed-rate debt. From time to time, we may use certain derivative financial instruments, primarily interest rate swaps, to manage our interest rate risks. We do not use derivative financial instruments for trading or speculative purposes.

     As of March 31, 2003, we had outstanding $9.5 billion of Senior Notes of AT&T Wireless Services, Inc. with fixed interest rates ranging from 6.875 percent to 8.75 percent, and with maturity dates between 2005 and 2031. As of March 31, 2003, we had not entered into any derivative financial instruments to manage our market risks associated with these notes.

     As of March 31, 2003, we had outstanding $1.2 billion of Senior Notes of TeleCorp Wireless, Inc. and Tritel PCS, Inc., both of which are wholly owned subsidiaries of AT&T Wireless Services, Inc. These notes have fixed interest rates ranging from 10.375 percent to 12.75 percent with maturity dates between 2009 and 2011. As of March 31, 2003, we had not entered into any derivative financial instruments to manage our market risks associated with these notes.

     We may have future interest rate risk associated with our Competitive Advance and Revolving Credit Facilities, as well as our commercial paper program. If drawn upon, the credit facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending upon our Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. As of March 31, 2003, there were no amounts outstanding under the facilities, or any notes outstanding under the commercial paper program.

     We may have future interest rate risk associated with our accounts receivable securitization program. The program is subject to variable interest rates based upon, in various cases, (i) LIBOR plus or minus a variable spread depending upon demand or (ii) LIBOR plus a fixed spread depending upon our Senior Notes rating. As of March 31, 2003, there were no amounts outstanding under the program.

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

FINANCIAL CONDITION AT MARCH 31, 2003, COMPARED WITH DECEMBER 31, 2002

(In Millions)	At	At
	March 31, 2003	December 31, 2002

Total assets	$46,227	$45,806
Total liabilities	18,065	18,246
Minority interest	45	48
Mandatorily redeemable preferred stock	158	151
Mandatorily redeemable common stock	7,664	7,664
Total shareholders’ equity	$20,295	$19,697

     Total assets increased to $46,227 million at March 31, 2003, an increase of $421 million, or 0.9 percent, compared with December 31, 2002. The increase in total assets as of March 31, 2003, was due to an increase in Cash and cash equivalents resulting from positive cash flow from operations; the receipt of $436 million of the federal tax refund claim from AT&T related to our 2001 tax net operating loss; and the $245 million in total cash proceeds received related to the termination of our interest rate swap agreements in the first quarter of 2003.

     Total liabilities were $18,065 million at March 31, 2003, a decrease of $181 million, or 1.0 percent, compared with December 31, 2002 due primarily to lower accounts payable and payroll and benefit related accruals, partially offset by an increase in deferred income tax liabilities.

     Mandatorily redeemable preferred stock totaling $158 million and $151 million as of March 31, 2003 and December 31, 2002, respectively, represented the fair value of the mandatorily redeemable preferred stock as of the acquisition date of TeleCorp and the related dividend accretion subsequent to the acquisition date.

     Mandatorily redeemable common stock totaling $7,664 million as of March 31, 2003 and December 31, 2002, represented the fair value as of the split-off date of the AT&T Wireless Services common shares held by DoCoMo. These shares are presented as mandatorily redeemable common stock due to certain redemption rights held by DoCoMo. Under certain circumstances, DoCoMo may require the repurchase of this investment at DoCoMo’s original purchase price, plus interest, if we fail to meet specified technological milestones.

     Shareholders’ equity was $20,295 million at March 31, 2003, an increase of $598 million, or 3.0 percent, from December 31, 2002. The increase in shareholders’ equity resulted primarily from the collection of $436 million of the total $461 million Receivable from former parent, AT&T, related to our 2001 tax net operating loss and the net income earned during the first quarter of 2003.

GOODWILL AND LICENSING COSTS

     As of March 31, 2003, we had goodwill and U.S. licensing costs totaling $7,199 million and $13,938 million, respectively. In accordance with SFAS No. 142, we are required to test both acquired goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, for impairment on an annual basis based upon a fair value approach. We have chosen to perform our annual impairment reviews of both goodwill and U.S. licensing costs during the third quarter of each fiscal year. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale, or disposition of a significant portion of the business, or other factors. If our market value continues to be less than our book value for an extended period of time, it could trigger the need for impairment tests of acquired goodwill between annual tests. Other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

     We believe that a discounted cash flow model is the best measure of fair value for our reporting unit. However, the average trading value of our common stock, based on its closing price for the ten trading days before and after quarter-end, was $8.52, $5.65, $4.22, $6.68, and $6.64 for the quarters ended March 31, 2002, June 30, 2002, September 30, 2002, December 31, 2002, and March 31, 2003, respectively, reflecting a market capitalization that is significantly lower than the fair value determined using discounted cash flows. If our market price was used to derive the fair value of our reporting unit, we would need to consider other items that may affect the fair value of the reporting unit as a whole, such as a control premium. If this method was used and we failed to pass the first step of the impairment test, it is reasonably possible that a goodwill impairment would result. While we do not use our market price to determine the fair value of our reporting unit, we expect convergence between our market capitalization and discounted cash flow valuation to occur over time. If this does not occur, it may signal the need for impairment charges.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the EITF reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables. We will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, and we have decided to apply it on a prospective basis. Additionally, we anticipate that this consensus will not have a material impact on our results of operations, financial position, and cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. We are required to apply FIN 46 to new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired on or prior to January 31, 2003, we are required to apply FIN 46 no later than July 1, 2003. We anticipate applying FIN 46 to these entities effective April 1, 2003.

     We have significant variable interests in several of our unconsolidated subsidiaries for which we may be the primary beneficiary. These variable interests are in the form of non-voting equity interests, loans, and put options that provide the other owners the right to require us to purchase their ownership interest if and when certain events occur. These subsidiaries were formed to acquire FCC licenses that we were not eligible to acquire, and to build, hold, and operate wireless communication systems in various areas of the United States. These subsidiaries are generally considered to be in the development stage and require additional financial support, given that they have incurred losses and have not yet generated any significant revenue from their primary operations. To date, the activity of these entities has consisted primarily of acquiring FCC licenses through acquisitions and FCC auctions. We currently account for these ventures under the equity method of accounting as we do not have voting control and we recognize virtually 100 percent of the entities’ operating losses due to our significant variable interests. If we had been required to consolidate these ventures in the first quarter, it would have resulted in an estimated increase to our Licensing costs of approximately $670 million. Additionally, we will no longer treat these entities as unconsolidated subsidiaries and will reduce our Investments in and advances to unconsolidated subsidiaries by the carrying value of our investment in these entities, which totaled approximately $500 million as of March 31, 2003. Any resulting difference between the net amount added to our balance sheet from consolidating these entities and the carrying values of the unconsolidated subsidiaries will be reflected as a Cumulative effect of change in accounting principle. Our maximum loss exposure related to these entities as of March 31, 2003 was approximately $145 million, which represented the value of the put options that provide the other owners the right to require us to purchase their ownership interest when and if certain events occur. Additionally, we have determined that upon adoption of FIN 46 we may have to consolidate two synthetic leases which are currently off-balance sheet. If these synthetic leases had been consolidated in the first quarter, the estimated impact would have been an increase to Property, plant, and equipment, net and a corresponding increase to Long-term debt of $65 million as of March 31, 2003. We have determined that the impact on our results of operations and cash flows of consolidating these entities will not be material.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. We will be required to adopt this statement no later than July 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position, and cash flows.

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS, AND FINANCIAL CONDITION

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

We operate in a highly competitive industry.

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

     We anticipate that market prices for mobile wireless voice and data services generally will continue to decline. We expect significant competition among wireless providers to continue to drive service and equipment prices lower. We also expect that there will be increases in advertising and promotional spending, along with increased demands on access to distribution channels. All of this may lead to greater choices for customers, possible consumer confusion, and increasing movement of customers between competitors, which we refer to as “churn.” If market prices continue to decline, it could adversely affect our ability to grow revenue, which would have a material adverse effect on our financial condition and results of operations.

Significant network build-out activities may not be completed on schedule.

     We need to complete significant build-out activities, including:

•	completion of build-out activities in some of our existing wireless markets;

•	deployment of GSM/GPRS in additional markets;

•	deployment of next-generation technology to support enhanced data services and increase network efficiency.

     Failure to complete the build-out of our GSM/GPRS network and support facilities and systems, a delay in the build-out and launch, or increased cost of the build-out and launch could have a material adverse effect on our operations and financial condition. As we deploy and expand our GSM/GPRS network, we may need to acquire additional spectrum or reallocate spectrum previously utilized by our TDMA network in certain markets. Reallocation could result in disruptions to, or decreased quality of service to TDMA customers in those markets, or may result in our TDMA customers roaming on another wireless service provider’s system in that market, which could increase our roaming costs. Although we plan to build out our GSM/GPRS network over virtually all of our TDMA footprint, the actual coverage area will vary, which could adversely affect consumer demand for our GSM/GPRS service. As we continue to build out our GSM/GPRS network, we must, among other things, continue to:

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

     In addition, problems in vendor equipment availability, technical resources, system performance or system adequacy could delay the launch of new or expanded operations in new or existing markets or result in increased costs in all markets. We intend to rely on the services of various companies in order to build-out our GSM/GPRS network. However, we may not be able to obtain satisfactory contractors on economically attractive terms or ensure that our contractors or the systems they install will perform as we expect.

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

     Our technology strategy involves operating our recently deployed GSM/GPRS network separately from our TDMA network. We may not be able to achieve or maintain the balanced loading on each network necessary to optimize capital spending or operational expenses. Failure to achieve the proper balance could require us to invest additional capital in our TDMA network to avoid service degradation in certain markets. We deployed our GSM/GPRS equipment at our existing TDMA sites, to the extent possible. Due to the different operating characteristics of TDMA and GSM/GPRS equipment, the actual coverage area of our GSM/GPRS network will vary from our TDMA network, particularly where we have deployed a GSM/GPRS system utilizing 1900 MHz spectrum over a TDMA system using 850 MHz spectrum. This may result in customer dissatisfaction.

     We may have difficulty upgrading our TDMA network and our TDMA handsets as our suppliers shift resources to next-generation technology development, decreasing their incentives to develop enhancements or upgrades to their TDMA product lines because of decreased economies of scale. As a result, the cost structure for our TDMA offerings might increase, or the attractiveness of our TDMA service offerings could be impaired, resulting in increased churn of TDMA customers, failure to achieve the proper balance between our two networks and reduced profitability.

     Handsets that will operate on both our TDMA and GSM/GPRS networks are more expensive than TDMA handsets and may have operational limitations, which could impede our efforts to sell GSM/GPRS services and lead to increased churn. Our strategy assumes a portion of our customers will prefer the flexibility and broader service area offered by new dual mode TDMA/GSM/GPRS handsets, referred to as “GAIT” phones. Because GAIT phones are required by only a limited number of carriers that operate both TDMA and GSM/GPRS networks, they may not be produced in sufficient quantities when needed, and their limited use may be insufficient to achieve high economies of scale. These handsets are new products that may have operational limitations or sub-optimal features that may discourage customer use. If these handsets are not economical or attractive to customers, we may experience increased churn, our costs could increase, and our profitability could be reduced.

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

In many areas, we rely on roaming agreements with affiliates or other carriers to provide service to our customers outside our coverage area. Our business and operations could be adversely affected if we are unable to establish new relationships to expand our GSM/GPRS service area or if our affiliates do not or cannot develop or expand their network in a manner consistent with ours.

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

     There are three existing digital transmission technologies, none of which is compatible with the others. We selected TDMA technology for our second-generation network because we believe that this technology offers several advantages over other second-generation technologies. However, a number of other wireless service providers chose code division multiple access (CDMA) or GSM as their digital wireless technology. For our path to next-generation technology, we have chosen a GSM platform to make available, among other things, enhanced data services using GPRS technology, and next-generation capabilities using enhanced data rates for global evolution (EDGE) and ultimately universal mobile telecommunications systems (UMTS) technologies. These technologies may not provide the advantages we expect. Other wireless providers have chosen a competing wideband technology as their next-generation technology. If UMTS does not gain widespread acceptance, it could materially adversely affect our business, financial condition and prospects. As we implement our plans for deployment of technology for next-generation capabilities, we will continue to incur substantial costs associated with maintaining our TDMA networks. Also, these networks are not compatible, and customers with phones that operate only on one network will not initially be able to use those phones on the other networks. There are risks inherent in the development of new next-generation equipment and we may face unforeseen costs, delays or problems that may have a material adverse effect on us.

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

     Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of our wireless networks. We may have difficulty attracting and retaining customers if we are unable to resolve quality issues relating to our wireless networks as they arise or if those issues limit our ability to expand our network capacity or were to place us at a competitive disadvantage to other wireless service providers in our markets. The level of consumer demand for our next-generation products is uncertain. Consumer demand could be impacted by differences in technology, footprint and service areas, customer care levels and rate plans.

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

     Our strategy and business plan will continue to require substantial capital, which we may not be able to obtain on favorable terms or at all. A failure to obtain necessary capital would have a material adverse effect on us, and result in the delay, change or abandonment of our development or expansion plans and the failure to meet regulatory build-out requirements. We currently estimate that our capital expenditures will total approximately $3.0 billion in 2003. We also expect to incur substantial capital expenditures in future years. The actual amount of the funds required to finance our network build out and other capital expenditures may vary materially from management’s estimate. We have entered into various contractual commitments for network equipment, of which approximately $0.9 billion were outstanding at March 31, 2003. In addition, we anticipate that we will enter into material purchase commitments in the future. We also may require substantial additional capital for, among other uses, acquisitions of providers of wireless services, spectrum license or system acquisitions, system development and network capacity expansion. If we are unable to finance our capital commitments either through cash from operations or external financing, it would have a material adverse effect on our financial condition and results of operations.

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

     DoCoMo, a leading Japanese wireless communications company, is our largest shareholder, and the agreements relating to DoCoMo’s investment contain requirements and contingencies that could materially adversely affect our financial condition and technology strategies. Pursuant to the Investor Agreement, as amended, between AT&T Wireless Services, AT&T Corp. and DoCoMo, DoCoMo may require us to repurchase its investment at DoCoMo’s original purchase price, plus interest, if under certain circumstances, and subject to the exceptions identified in the Investor Agreement:

•	We fail to launch service prior to December 31, 2004 based on W-CDMA technology in certain areas of Dallas, San Diego, San Francisco and Seattle, or permitted alternate cities; or

•	Our Board of Directors approves changes in its use of W-CDMA technology as our primary standard for delivery of services based on third-generation technology prior to December 31, 2004.

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

     An element of our strategy is to expand our network coverage to approximately 75% of the U.S. population, which we intended to accomplish in part through the acquisition of TeleCorp PCS and which we may continue to pursue through other acquisitions of licenses, systems and wireless providers. The acquisition of TeleCorp PCS resulted in our assumption of substantial additional indebtedness. Further, other acquisitions may cause us to incur substantial additional indebtedness to finance such acquisitions or to assume indebtedness of the entities that are acquired. In addition, we may encounter difficulties in integrating those acquired operations into our own operations, including different technologies, systems, services or service offerings. These actions could prove costly or time-consuming or divert our management’s attention from other business matters.

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

     We have developed relationships with a small number of key vendors, including Nokia Mobile Phones, Inc., Sony Ericsson Mobile Communications, Siemens AG, Motorola, Inc., Sierra Wireless, Research in Motion (RIM) and Matsushita Electric Industrial Co., Ltd. (Panasonic) for our supply of wireless handsets and devices; Nortel Networks, Inc., Telefonaktiebolaget LM Ericsson, and Nokia Networks, Inc. and Hewlett Packard Company for our supply of telecommunications infrastructure equipment; Convergys Information Management Group for our billing services; Bechtel Corporation for build out of our networks; and Siebel Systems, Inc. for information systems. We do not have operational or financial control over our key suppliers and have limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers were unable to honor, or otherwise fail to honor their obligations to us, we could experience disruptions of our business and adverse effects on our revenues and results of operations.

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

Our operating results, including our profit or loss and cash flow generation, may fluctuate on a quarterly basis, and may not be representative of our results for the full year.

     The wireless industry, including our company, has experienced a trend of generating a significantly higher number of customer additions in the fourth quarter of each year as compared to the other three fiscal quarters. A number of factors contribute to this trend, including the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season, the timing of new product and service announcements and introductions, competitive pricing pressures, and aggressive marketing and promotions. Strong fourth quarter results for customer additions may not continue for the wireless industry or for us. In the future, the number of our customer additions in the fourth quarter could decline for a variety of reasons, including our inability to match or beat pricing plans offered by competitors, failure to adequately promote our products, services and pricing plans, failure to have an adequate supply or selection of handsets, or lower demand for wireless services. If in any year fourth quarter results fail to significantly improve upon customer additions from the year’s previous quarters, this could adversely impact the growth of our subscriber base, which could limit revenue growth in subsequent periods.

     The revenues we generate from subscribers roaming on our network, as well as the expenses we incur related to our subscribers roaming on other carriers’ networks fluctuate on a quarterly basis, with increases typically occurring during the summer months due to an increase in travel during these periods. These fluctuations may result in higher or lower roaming revenues and expenses in any given quarter, thereby increasing or decreasing our profit or loss for that quarter. Our capital expenditures vary due to the timing of network expansion, network upgrades and market launches. The timing of our capital expenditures will impact the cash flow we generate in any given quarter, and may not be representative of our cash flow for the full year.

A high rate of churn would negatively impact our business.

     A high rate of churn would adversely affect our results of operations because of loss of revenue and because the cost of adding a new subscriber, which generally includes a commission expense and/or significant handset discounts, is a significant factor in income and profitability for participants in the wireless industry. The FCC has mandated that wireless carriers provide for local number portability by November 24, 2003. This would allow subscribers to keep their wireless phone number when switching to a different service provider. We anticipate number portability may increase churn by lowering disincentives to switch service providers. We may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability.

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

Equipment failure and natural disasters or terrorist acts may adversely affect our business.

     A major equipment failure or a natural disaster or terrorist act that affects our mobile telephone switching offices, information systems, microwave links, third-party owned local and long distance networks on which we rely, our cell sites or other equipment or the networks of other providers on which our subscribers roam could have a material adverse effect on our operations. While we have insurance coverage for some of these events, our inability to operate our wireless system even for a limited time period or the loss of subscriber data may result in a loss of subscribers or impair our ability to serve our subscribers or attract new subscribers, which would have a material adverse effect on our business, results of operations and financial condition.

Our future financial results could be adversely impacted by asset impairments or other charges.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As a result, we are required to test both acquired goodwill and other indefinite-lived intangible assets, consisting of our U.S. licensing costs, for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of both goodwill and U.S. licensing costs during the third quarter of each fiscal year. We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If our market value continues to be less than our book value for an extended period of time, we could be required to record an impairment charge. Additionally, our U.S. licensing costs must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Media and other reports have suggested radio frequency emissions may be linked to various health concerns and interfere with various medical devices, and we may be subject to potential litigation relating to these health concerns.

     Media and other reports have linked radio frequency emissions from wireless handsets to various health concerns, including cancer, and to interference with various electronic medical devices, including hearing aids and pacemakers. Research and studies are ongoing. Whether or not such research or studies conclude there is a link between radio frequency emissions and health, these concerns over radio frequency emissions may discourage the use of wireless handsets or service or expose us to potential litigation, which could have a material adverse effect on our results of operations. Several class-action lawsuits have been filed against us, several other wireless service providers and several wireless phone manufacturers asserting products liability, breach of warranty and other claims relating to radio frequency transmissions to and from wireless phones. The complaints seek damages for personal injuries and the costs of headsets for wireless phone users as well as injunctive relief.

Our operations are subject to government regulation that could have adverse effects on our business.

     The licensing, construction, operation, sale, resale and interconnection arrangements of wireless communications systems are regulated to varying degrees by the FCC, and, depending on the jurisdiction, by state and local regulatory agencies. These regulations include, among other things, required service features and capabilities, such as number portability or emergency 911 service. We have entered into consent decrees with the FCC relating to our implementation of emergency 911 services for our TDMA and GSM/GPRS networks. In addition, the FCC, together with the U.S. Federal Aviation Administration, regulates tower marking and lighting. If we are unable to comply with any of these agencies’ rules or consent decrees, we could be subject to forfeitures or other enforcement action that could have an adverse effect on our business. Further, any of these agencies having jurisdiction over our business could adopt regulations or take other actions that could require us to make unanticipated capital expenditures, increase our costs or otherwise adversely affect our business. Our ability to comply with these regulations may depend on third parties if the regulations require new features to be built into our infrastructure.

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

     Some studies have indicated that some aspects of using wireless phones while driving may impair drivers’ attention in some circumstances, making accidents more likely. These concerns could lead to potential litigation alleging accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations.

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

     As a result of the split-off, we ceased to be a member of the consolidated federal income tax return group of which AT&T is the common parent. Consequently, taxable income and losses, and our other tax attributes in post-split-off taxable periods can generally no longer offset taxable income or losses and other tax attributes of the AT&T consolidated tax return group. For two taxable years after the split-off, under U.S. federal income tax rules, to the extent provided by agreement, we would generally be able to carry back any such tax losses of members of the AT&T Wireless Group, subject to limitations, against taxable income of the AT&T consolidated tax return group for pre-split-off periods. The Job Creation and Worker Assistance Act of 2002 increased the carry back period for net operating losses from two years to five years for tax periods ending in 2001 or 2002. Under our tax sharing agreement with AT&T, we generally may only carry back net operating losses (and not other tax attributes) from post-split-off taxable periods to pre-

split-off taxable periods, and only if those losses are significant and if AT&T consents, which consent AT&T has agreed not to withhold unreasonably. To the extent we have tax losses in post-split-off taxable periods, we would generally no longer receive current tax sharing payments with respect to those losses (other than payments attributable to net operating loss carrybacks as described above). Instead, except where those losses can be carried back, we would benefit from those losses only if and when we generated sufficient taxable income in future years to utilize those tax losses on a stand-alone basis. In addition, there may be tax costs associated with the split-off that result from our ceasing to be a member of the AT&T consolidated tax return group, as well as from pre-split-off transactions. If incurred, these costs could be material to our results.

Various factors may interfere with our ability to engage in desirable strategic transactions and equity issuances.

     We may be prevented from engaging in some desirable strategic transactions. The Internal Revenue Code restricts the ability of a company which has undergone a tax-free split-off to make particular issuances of shares generally within a two-year period after the split-off. In addition, the separation and distribution agreement between AT&T and us prohibits us, for a period of 30 months following the split-off, from entering into particular transactions that could render the split-off taxable. This may discourage, delay or prevent a merger, change of control, or other strategic or capital raising transactions involving our issuance of equity. Provisions of our amended and restated certificate of incorporation and by-laws, rights plan, applicable law and the DoCoMo agreements may also have the effect of discouraging, delaying or preventing change of control transactions that our shareholders find desirable.

We may lose rights under agreements with AT&T under certain circumstances.

     Some of the agreements that we have entered into with AT&T in connection with the split-off, including the brand license agreement, master carrier agreement and other commercial agreements, contain provisions that give one party rights in the event of a change of control of the other party. These provisions may deter a change of control. In the event of a change of control, the exercise of these rights could have a material adverse effect on us. To maintain our rights under the brand license agreement, we must comply with specified quality, customer care, graphics and marketing standards in connection with our use of these AT&T brands. While we are using the AT&T brands, we must also pay AT&T a brand maintenance fee. Under certain circumstances, AT&T may terminate the brand license agreement in the event we materially breach the agreement or we experience a change of control.

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

FORWARD-LOOKING STATEMENTS

     Our disclosure and analysis in this document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our relationship with our former parent, AT&T, following our separation from AT&T in July 2001, financial condition, results of operations, cash flows, financing plans, business strategies, operating efficiencies or synergies, capital and other expenditures, network build-out and upgrade, competitive positions, availability of capital, growth opportunities for existing and new products and services, our acquisition and growth strategy, benefits from new technologies, availability and deployment of new technologies, plans and objectives of management, and other matters.

     Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	The effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn, and change the customer mix, profitability, and average revenue per user;

•	Uncertainty concerning the growth rate for the wireless industry in general;

•	The risks associated with the implementation of our GSM/GPRS network and our technology migration strategy, including risks relating to the implementation and operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the need to enter into roaming agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment, and consumer acceptance of the products and services to be offered;

•	Uncertainty about the level of consumer demand for our GSM/GPRS products and services, including the possibility of consumer dissatisfaction which could result from unfamiliarity with new technology, smaller footprint and service areas, and differences in levels of customer care;

•	The ability to enter into agreements to provide services throughout the United States and the cost of entering new markets necessary to provide these services;

•	Our ability to effectively develop and implement new services, offers, and business models to profitably serve that segment of the population not currently using wireless services and the possible impact of those services and offers on our business;

•	The risk of increased churn and adverse impacts on our ability to grow our subscriber base resulting from introduction or popularity of new products and services by our competitors, the impact of FCC regulations mandating number portability for wireless phones, or customer dissatisfaction with our products and services;

•	The ongoing global and U.S. trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources, improved buying power, and greater geographic reach, allowing them to compete more effectively;

•	The impact of oversupply of capacity resulting from excessive deployment of network capacity in the markets we serve;

•	The risks and costs associated with the need to acquire additional spectrum to expand or enhance current and future services;

•	The requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	The ability to establish a significant market presence in new geographic and service markets;

•	Our ability to monetize our non-strategic assets, including our non-consolidated investments in foreign entities and excess spectrum;

•	The availability and cost of capital and the consequences of increased leverage;

•	The impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	The potential impact of NTT DoCoMo’s investment in us, including provisions of the agreements that restrict our future operations, and provisions that may require the repurchase of NTT DoCoMo’s investment if we fail to meet specified conditions, under certain circumstances, and the cost of complying with our technology commitment;

•	The risks and uncertainties associated with the acquisition and integration of businesses and operations;

•	The results of litigation filed or to be filed against us, or of some types of litigation filed or to be filed against AT&T for which we have agreed to assume liability under the split-off agreements with AT&T;

•	Our ability to develop cost-effective alternate distribution channels to replace our reseller distribution channel;

•	The risk of insolvency of vendors, customers, and others with whom we do business;

•	The additional risks and uncertainties not presently known to us or that we currently deem immaterial; and

•	Those factors discussed under “Additional Factors That May Affect Our Business, Future Operating Results, and Financial Condition”.

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

ITEM 4. CONTROLS AND PROCEDURES

     Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rule 13a-14(c) to the Securities and Exchange Act of 1934) within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     We regularly evaluate our internal controls for financial reporting purposes and discuss these matters with our independent accountants and our audit committee. Based on these evaluations and discussions, we consider what revisions, improvements or corrections are necessary in order to ensure that our internal controls are and remain effective. As a result, we continue to improve and change our internal controls relating to the tracking of our network equipment and our tax reporting functions and have brought these items to the attention of our audit committee. The principal focus of these improvements and changes is developing and implementing new policies, procedures and systems designed to more efficiently record movements, disposals and in-service dates for our network equipment and improving our efficiency and reducing the preparation time for the appropriate tax accounting entries necessary to comply with financial reporting and regulatory requirements. Full implementation of these changes may continue into next year. Pending implementation of these changes, we have other procedures and policies to maintain our ability to accurately record, process and summarize financial data and prepare financial statements that fairly present our financial condition, results of operations and cash flows.

     We have made no other significant changes in internal controls, or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses. We intend to continue to refine our internal controls on an ongoing basis as we deem appropriate with a view towards continuous improvements.

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

     (b)  Reports on Form 8-K

     On January 28, 2003, we filed a Form 8-K under Items 7 and 9 announcing financial results for the fourth quarter of 2002 and for the year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T WIRELESS SERVICES, INC.

By:	/s/ Joseph McCabe, Jr. Joseph McCabe, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 9, 2003

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

Dated: May 9, 2003	By:	/s/ John D. Zeglis John D. Zeglis Chief Executive Officer

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

Dated: May 9, 2003	By:	/s/ Joseph McCabe, Jr. Joseph McCabe, Jr. Chief Financial Officer