Form 10-Q
period 2003-06-30
AT&T WIRELESS SERVICES INC
filed 2003-08-11
CIK 1138234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes [X]    No [  ]

As of July 31, 2003, 2,713,224,680 shares of the registrant’s Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2003	2002	2003	2002

REVENUE
Services	$3,939	$3,625	$7,682	$6,980
Equipment	219	285	424	541

Total revenue	4,158	3,910	8,106	7,521
OPERATING EXPENSES
Costs of services (excluding depreciation of $541 and $523 for the three months ended June 30, and $1,117 and $1,013 for the six months ended June 30, which is included below)	1,190	1,166	2,304	2,214
Costs of equipment sales	473	529	942	1,082
Selling, general, and administrative	1,309	1,196	2,564	2,386
Depreciation and amortization	735	684	1,470	1,326

Total operating expenses	3,707	3,575	7,280	7,008

OPERATING INCOME	451	335	826	513
Other income (expense)	50	7	20	(24)
Interest expense	207	195	391	310

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NET EQUITY (LOSSES) EARNINGS FROM INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES	294	147	455	179
Provision for income taxes	57	57	103	69
Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	(9)	(93)	18	(135)

INCOME (LOSS) FROM CONTINUING OPERATIONS	228	(3)	370	(25)
INCOME FROM DISCONTINUED OPERATIONS (net of tax provision of $16 and $24 for the three and six months ended June 30, 2002)	—	27	—	39

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	228	24	370	14
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (net of tax benefit of $103)	—	—	—	(166)

NET INCOME (LOSS)	228	24	370	(152)
Accretion of mandatorily redeemable preferred stock	6	5	13	7

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$222	$19	$357	$(159)

INCOME (LOSS) PER BASIC AND DILUTED SHARE:
Income (loss) from continuing operations available to common shareholders	$0.08	$—	$0.13	$(0.01)
Income from discontinued operations	—	0.01	—	0.01
Cumulative effect of change in accounting principle	—	—	—	(0.06)

Net income (loss) available to common shareholders	$0.08	$0.01	$0.13	$(0.06)

WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE:
Basic	2,712	2,706	2,711	2,663
Diluted	2,714	2,706	2,713	2,663

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	AT	AT
	JUNE 30,	DECEMBER 31,
	2003	2002

ASSETS
Cash and cash equivalents	$4,628	$2,353
Accounts receivable, less allowances of $249 and $240	2,232	2,215
Inventories	211	325
Income tax receivable	—	56
Deferred income taxes	276	—
Prepaid expenses and other current assets	406	332

TOTAL CURRENT ASSETS	7,753	5,281
Property, plant, and equipment, net of accumulated depreciation and amortization of $8,878 and $7,810	15,824	16,263
Licensing costs	14,600	13,959
Investments in and advances to unconsolidated subsidiaries	1,844	2,225
Goodwill	7,278	7,199
Other assets, net of accumulated amortization of $313 and $251	577	879

TOTAL ASSETS	$47,876	$45,806

LIABILITIES
Accounts payable	$710	$780
Payroll and benefit-related liabilities	425	465
Advertising and promotion accruals	158	173
Business tax accruals	387	375
Other current liabilities	1,316	1,300

TOTAL CURRENT LIABILITIES	2,996	3,093
Long-term debt	11,168	11,057
Deferred income taxes	4,872	3,788
Other long-term liabilities	341	308

TOTAL LIABILITIES	19,377	18,246
COMMITMENTS AND CONTINGENCIES (NOTES (j) AND (k))
MINORITY INTEREST	82	48
MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value, 1,000 shares authorized, .233 shares issued and outstanding (liquidation values of $282 and $273)	164	151
MANDATORILY REDEEMABLE COMMON STOCK, $0.01 par value, 406 shares issued and outstanding (redemption values of $11,057 and $10,748)	7,664	7,664
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 10,000 shares authorized, 2,306 and 2,303 shares issued and outstanding	23	23
Additional paid-in capital	23,670	23,667
Receivable from former parent, AT&T	(25)	(461)
Accumulated deficit	(3,104)	(3,474)
Accumulated other comprehensive income (loss)	25	(58)

TOTAL SHAREHOLDERS’ EQUITY	20,589	19,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,876	$45,806

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(UNAUDITED)

						Accumulated	Total
	Common		Additional	Receivable		Other	Share-
	Shares	Common	Paid-in	From Former	Accumulated	Comprehensive	Holders’
	Outstanding	Stock	Capital	Parent, AT&T	Deficit	Income (Loss)	Equity

Balance at December 31, 2002	2,303	$23	$23,667	$(461)	$(3,474)	$(58)	$19,697
Net income					370		370
Proceeds from AT&T Wireless Services common stock issued for employee plans and other	3		16				16
Cash received from former parent, AT&T				436			436
Accretion of mandatorily redeemable preferred stock			(13)				(13)
Other comprehensive income						83	83

Balance at June 30, 2003	2,306	$23	$23,670	$(25)	$(3,104)	$25	$20,589

Balance at December 31, 2001	2,125	$21	$20,515	$—	$(1,150)	$(105)	$19,281
Net loss					(152)		(152)
Issuance of AT&T Wireless Services common stock and stock options for TeleCorp PCS, Inc. acquisition	146	2	2,280				2,282
Proceeds from AT&T Wireless Services common stock issued to DoCoMo	27		382				382
Proceeds from AT&T Wireless Services common stock issued for employee plans and other	2		28				28
Accretion of mandatorily redeemable preferred stock			(7)				(7)
Other comprehensive income						46	46

Balance at June 30, 2002	2,300	$23	$23,198	$—	$(1,302)	$(59)	$21,860

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2003	2002	2003	2002

SUMMARY OF TOTAL COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$228	$24	$370	$(152)
Net revaluation of investments (net of taxes of $(5) and $8 for the three and six months ended June 30, 2002)	—	(5)	—	15
Net revaluation of financial instruments (net of taxes of $34 for the three and six months ended June 30, 2003, and $(2) and $0 for the three and six months ended June 30, 2002)	36	(5)	3	(1)
Net foreign currency translation adjustments (net of taxes of $54 for the three and six months ended June 30, 2003, and $26 and $19 for the three and six months ended June 30, 2002)	30	43	80	32

TOTAL COMPREHENSIVE INCOME (LOSS)	$294	$57	$453	$(106)

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$370	$(152)
Deduct: Income from discontinued operations	—	39

Net income (loss), excluding discontinued operations	370	(191)
Adjustments to reconcile net income (loss), excluding discontinued operations, to net cash provided by operating activities of continuing operations:
Cumulative effect of change in accounting principle, net of tax	—	166
Losses on early extinguishments of debt	—	20
Losses from impairments of cost method unconsolidated subsidiaries	—	58
Net gains on sale/exchange of assets, businesses, and investments in unconsolidated subsidiaries	(5)	(4)
Depreciation and amortization	1,470	1,326
Amortization of debt premium/discount, interest accretion, and deferred financing fees	25	26
Deferred income taxes	128	23
Net equity (earnings) losses from investments in unconsolidated subsidiaries	(18)	135
Provision for uncollectible receivables	256	300
Cash received from NOL carryback	511	—
Proceeds received from termination of interest rate swap agreements	245	—
Increase in accounts receivable	(247)	(170)
Decrease in inventories	114	48
Decrease in accounts payable	(155)	(86)
Net change in other operating assets and liabilities	11	(312)

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	2,705	1,339
INVESTING ACTIVITIES
Capital expenditures and other additions	(874)	(2,078)
Net dispositions (acquisitions) of licenses	5	(19)
Distributions and sales of unconsolidated subsidiaries	12	4
Contributions, advances, and purchases of unconsolidated subsidiaries	(13)	(378)
Acquisitions of consolidated businesses, including cash acquired	(12)	(74)
Deposits on long-lived assets	(5)	—
Issuance of long-term note receivable to unconsolidated subsidiary	—	(100)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(887)	(2,645)
FINANCING ACTIVITIES
Repayment of debt due to others	—	(1,619)
Proceeds from issuance of long-term debt to others, net of issuance costs	—	2,959
Proceeds from AT&T Wireless Services common stock issued	14	412
Cash received from former parent, AT&T	436	—
Other financing activities, net	(9)	(3)

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	441	1,749
NET CASH USED BY DISCONTINUED OPERATIONS	—	(7)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,259	436
NET INCREASE IN CASH DUE TO ADOPTION OF FIN 46	16	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,353	3,352

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,628	$3,788

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

     The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and do not include all annual disclosures required by GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2002. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The results for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year 2003 or any other future periods.

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

(b) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

VARIABLE INTEREST ENTITIES

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. AT&T Wireless Services is required to apply FIN 46 to new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired on or prior to January 31, 2003, AT&T Wireless Services elected to early adopt FIN 46 effective April 1, 2003.

     AT&T Wireless Services has significant variable interests in several of its unconsolidated subsidiaries for which AT&T Wireless Services is deemed to be the primary beneficiary. These variable interests typically consist of a combination of any or all of voting equity interests, non-voting equity interests, loans, and put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest if and when certain events occur. These entities were formed to acquire licenses that were restricted by FCC rule to businesses with limited assets and revenues, and to provide a means through which AT&T Wireless Services can invest in these licenses. To date, the activity of these entities has consisted primarily of acquiring licenses through acquisitions and FCC auctions, and network construction. AT&T Wireless Services previously accounted for these ventures under the equity method of accounting as AT&T Wireless Services does not have voting control and AT&T Wireless Services has recognized virtually 100 percent of the entities’ operating losses due to its significant variable interests. AT&T Wireless Services’ maximum loss exposure related to these entities as of June 30, 2003 was approximately $145, which represented the value of the put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest under certain circumstances. As a result of the adoption of FIN 46, AT&T Wireless Services consolidated these entities at their carrying values effective April 1, 2003. Additionally, AT&T Wireless Services has determined it has a significant variable interest and is deemed to be the primary beneficiary in an entity that holds assets and liabilities associated with synthetic leases. As a result, upon adoption, AT&T Wireless Services consolidated the assets and liabilities associated with two synthetic leases that were previously off-balance sheet. The impact of early-adopting FIN 46 to AT&T Wireless Services’ Consolidated Condensed Balance Sheet as of April 1, 2003 was as follows:

	Cash and	Property,		Investments in and		Other	Long-	Deferred	Other
	cash	plant, and	Licensing	advances to unconsolidated	Other	current	term	income tax	long-term	Minority
	equivalents	equipment	costs	subsidiaries	assets	liabilities	debt	liabilities	liabilities	interest

Unconsolidated subsidiaries	$16	$—	$636	$(506)	$(18)	$8	$30	$47	$5	$38
Synthetic leases		63					63

     At adoption, the Cumulative effect of change in accounting principle was not material to AT&T Wireless Services’ results of operations. Effective with the adoption of FIN 46 on April 1, 2003, AT&T Wireless Services removed $239 of outside basis deferred tax assets, which had full valuation allowances, associated with the unconsolidated subsidiaries for which AT&T Wireless Services is deemed to be the primary beneficiary.

     AT&T Wireless Services has no material variable interests for which it is not deemed to be the primary beneficiary.

ASSET RETIREMENT OBLIGATIONS

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

     AT&T Wireless Services is subject to asset retirement obligations associated with its cell site operating leases, which are subject to the provisions of this statement. Cell site lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. Landlords may choose not to exercise these rights as cell sites are considered useful improvements. In addition to cell site operating leases, AT&T Wireless Services has leases related to switch site, retail, and administrative locations subject to the provisions of SFAS No. 143. AT&T Wireless Services’ initial adoption of this statement did not have a material impact on AT&T Wireless Services’ results of operations, financial position, or cash flows.

STOCK-BASED COMPENSATION EXPENSE

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” AT&T Wireless Services measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation costs associated with stock-based awards charged against AT&T Wireless Services’ results of operations were not material for the three and six months ended June 30, 2003 and 2002. AT&T Wireless Services has adopted the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on Net income (loss) available to common shareholders and Income (loss) per basic and diluted share if AT&T Wireless Services had elected to recognize compensation costs based on the fair value at the date of grant for AT&T Wireless Services common stock awards granted subsequent to its split-off from AT&T in July 2001, AT&T Wireless Group tracking stock awards granted to AT&T Wireless Services employees prior to the split-off, AT&T common stock awards granted to AT&T Wireless Services employees prior to the split-off, and AT&T Wireless Services shares issued under the Employee Stock Purchase Plan (ESPP) consistent with the provisions of SFAS No. 123:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Reported Net income (loss) available to common shareholders	$222	$19	$357	$(159)
Less: Total stock-based employee compensation expense determined under the fair value method for all employee stock awards, net of tax	16	55	79	110

Adjusted Net income (loss) available to common shareholders	$206	$(36)	$278	$(269)

Income (loss) per basic and diluted share:
Reported Net income (loss) available to common shareholders	$0.08	$0.01	$0.13	$(0.06)
Adjusted Net income (loss) available to common shareholders	$0.08	$(0.01)	$0.10	$(0.10)

     AT&T Wireless Services granted 17.0 million and 25.1 million stock options during the three and six months ended June 30, 2003, respectively. Fair value was estimated using the Black-Scholes option-pricing model. Using this model, the weighted-average fair value at date of grant was $4.00 and $4.07 for all AT&T Wireless Services stock options granted during the three and six months ended June 30, 2003, respectively. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent for the three and six months ended June 30, 2003, (ii) expected volatility rates of 62 percent and 63 percent for the three and six months ended June 30, 2003, respectively, (iii) expected life of six years for the three and six months ended June 30, 2003, and (iv) risk-free interest rate of 3.4 percent for the three and six months ended June 30, 2003.

     For the three and six months ended June 30, 2003, 0.7 million and 1.5 million shares, respectively, were purchased under the ESPP. Fair value was estimated using the Black-Scholes option-pricing model. Using this model, the weighted-average fair value at date of grant was $1.39 and $1.40 for the option value of the shares of AT&T Wireless Services common stock issued under the ESPP during the three and six months ended June 30, 2003, respectively. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent for the three and six months ended June 30, 2003, (ii) expected volatility rates of 65 percent and 73 percent for the three and six months ended June 30, 2003, respectively, (iii) expected life of three months for the three and six months ended June 30, 2003, and (iv) risk-free three-month interest rates of 0.9 percent and 1.0 percent for the three and six months ended June 30, 2003, respectively.

     AT&T Wireless Services granted 1.2 million and 38.2 million stock options during the three and six months ended June 30, 2002, respectively. Fair value was estimated using the Black-Scholes option-pricing model. Using this model, the weighted-average fair value at date of grant was $5.26 and $5.65 for all AT&T Wireless Services stock options granted during the three and six months ended June 30, 2002, respectively. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent for the three and six months ended June 30, 2002, (ii) expected volatility rate of 65 percent for the three and six months ended June 30, 2002, (iii) expected life of six years for the three and six months ended June 30, 2002, and (iv) risk-free interest rate of 5.2 percent for the three and six months ended June 30, 2002.

     For the three and six months ended June 30, 2002, 1.0 million and 1.8 million shares, respectively, were purchased under the ESPP. Fair value was estimated using the Black-Scholes option-pricing model. Using this model, the weighted-average fair value at date of grant was $1.35 and $1.68 for the option value of the shares of AT&T Wireless Services common stock issued under the ESPP during the three and six months ended June 30, 2002, respectively. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent for the three and six months ended June 30, 2002, (ii) expected volatility rate of 80 percent for the three and six months ended June 30, 2002, (iii) expected life of three months for the three and six months ended June 30, 2002, and (iv) risk-free three-month interest rate of 1.7 percent for the three and six months ended June 30, 2002.

GUARANTEES

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. AT&T Wireless Services’ initial adoption of this statement on January 1, 2003, did not have a material impact on AT&T Wireless Services’ results of operations, financial position, or cash flows. Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in AT&T Wireless Services’ financial statements. See Note (j) for additional disclosures related to indemnifications made by AT&T Wireless Services.

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

(c) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     During the second quarter of 2003, AT&T Wireless Services launched a company-wide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and reach its goal of industry leading margins in 2005. In the second quarter, in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43,” AT&T Wireless Services recorded a business restructuring charge for workforce reductions, including reductions resulting from AT&T Wireless Services’ plans to consolidate national corporate functions primarily in Redmond, Washington and northern New Jersey. This charge included $47 related to employee separation costs for actions taken during the second quarter of 2003. The business restructuring charge is reflected in the Consolidated Condensed Statements of Operations as $42 in Selling, general, and administrative expenses and $5 in Costs of services. Approximately 1,500 employees are expected to be separated in conjunction with these plans, of which approximately 80 percent are exempt employees and 20 percent are non-exempt employees. The majority of these employee separations will be involuntary, although approximately one-third of the workforce reductions are anticipated to be the result of employees who decline the opportunity to relocate. Some of those positions will be filled in the consolidated headquarters. The employee separation number is not adjusted for anticipated hiring to fill these positions. Approximately 170 employees had left their positions as of June 30, 2003; the remaining employees are anticipated to leave their positions by the end of 2004.

     The following table displays the activity and balances of the restructuring reserve, which is reflected in Payroll and benefit-related liabilities on the Consolidated Condensed Balance Sheet:

Employee Separation

Balance at December 31, 2002	$—
Additions	47
Payments	—

Balance at June 30, 2003	$47

     In the third quarter of 2003, AT&T Wireless Services recognized a pretax impairment charge of $62 within Net equity (losses) earnings from investments in unconsolidated subsidiaries associated with its non-strategic investment in Far EasTone Telecommunications, Ltd. This impairment charge was recognized due to a decline in the fair value of the investment that management deemed to be other than temporary.

(d) GOODWILL AND OTHER INTANGIBLE ASSETS

     During the first quarter of 2002, AT&T Wireless Services recorded a cumulative effect of change in accounting principle of $166, net of tax, associated with its portion of transitional impairment losses recognized by its equity method investments upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Of the total aftertax charge, $72 and $7 represented AT&T Wireless Services’ proportionate share of impairments recognized by TeleCorp PCS, Inc. (TeleCorp) of its licensing costs and goodwill, respectively. The remaining $87 represented AT&T Wireless Services’ proportionate share of an impairment of licensing costs recognized by American Cellular Corporation.

     The following table provides information about transactions impacting Goodwill for the period from December 31, 2002 to June 30, 2003:

Goodwill balance at December 31, 2002	$7,199
Net impact from market exchanges and acquisitions	79

Goodwill balance at June 30, 2003	$7,278

     On June 17, 2003, AT&T Wireless Services completed a transaction with a subsidiary of Dobson Communications Corp. (Dobson) resulting in a net increase to Goodwill of $73. See Note (g) for further information on this transaction.

     Intangible assets with indefinite lives at June 30, 2003 consisted of U.S. licensing costs of $14,590. Amortizable intangible assets at June 30, 2003 consisted of customer lists of $617, net of accumulated amortization of $313. Customer lists are being amortized on a straight-line basis over five years. Pretax amortization expense associated with customer lists for the three months ended June 30, 2003 and 2002 totaled $31 and $32, respectively, and $61 and $57 for the six months ended June 30, 2003 and 2002, respectively. The aggregate pretax amortization expense associated with customer lists for the years ended December 31, 2003, 2004, 2005, 2006, and 2007 are estimated to be $122, $116, $89, $29, and $8, respectively.

(e) DISCONTINUED OPERATIONS

     In December 2001, AT&T Wireless Services finalized plans and received approval from its board of directors to exit the fixed wireless business. AT&T Wireless Services completed the disposal of the fixed wireless business during 2002. During the first and second quarters of 2002, AT&T Wireless Services recorded aftertax gains on disposal of the fixed wireless business totaling $12 and $27, respectively. The gains consisted of adjustments to the recoverability of assets and accruals associated with exit costs from the fixed wireless business and are reflected in Income from discontinued operations. Revenue from discontinued operations was $0 and $1 for the three and six months ended June 30, 2002, respectively.

(f) EARNINGS PER SHARE (EPS)

     The following table presents the computation of Income (loss) per basic and diluted share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income (loss) from continuing operations	$228	$(3)	$370	$(25)
Less: Accretion of mandatorily redeemable preferred stock	6	5	13	7

Income (loss) from continuing operations available to common shareholders	222	(8)	357	(32)
Income from discontinued operations	—	27	—	39
Cumulative effect of change in accounting principle	—	—	—	(166)

Net income (loss) available to common shareholders	$222	$19	$357	$(159)

Weighted average common shares outstanding	2,712	2,706	2,711	2,663
Net effect of dilutive stock options (1)	2	—	2	—

Weighted average common shares and equivalents outstanding	2,714	2,706	2,713	2,663

Income (loss) per basic and diluted share:
Income (loss) from continuing operations available to common shareholders	$0.08	$—	$0.13	$(0.01)
Income from discontinued operations	—	0.01	—	0.01
Cumulative effect of change in accounting principle	—	—	—	(0.06)

Net income (loss) available to common shareholders	$0.08	$0.01	$0.13	$(0.06)

(1)	The effect of dilutive stock options was determined under the treasury stock method. Due to the loss recognized from continuing operations available to common shareholders during the three and six months ended June 30, 2002, the effects of dilutive stock options and the 41.7 million warrants issued to NTT DoCoMo, Inc. (DoCoMo) in January 2001 were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share. As of June 30, 2003 and 2002, there were 213 million and 220 million, respectively, of AT&T Wireless Services common stock options outstanding, as well as the 41.7 million warrants issued to DoCoMo, that were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share.

(g) ACQUISITIONS AND DISPOSITIONS

     On August 1, 2003, AT&T Wireless Services completed an exchange transaction with U.S. Cellular Corporation. AT&T Wireless Services transferred cash and wireless licenses in the Midwest and Northeast to U.S. Cellular Corporation. In exchange, AT&T Wireless Services received wireless properties in Florida and Georgia.

     On June 18, 2003, AT&T Wireless Services and Verizon Communications Inc. jointly signed an agreement to sell their combined 49 percent interest in Eurotel Praha to Cesky Telecom for $1.05 billion. Cesky Telecom currently owns 51 percent of Eurotel Praha. AT&T Wireless Services expects to receive $525 from the sale upon closing. Additionally, AT&T Wireless Services expects to receive a dividend payment of $100 from Eurotel Praha prior to closing. The sale transaction is subject to regulatory approvals and Cesky Telecom’s ability to finance the purchase.

     On June 17, 2003, AT&T Wireless Services completed a transaction with a subsidiary of Dobson. AT&T Wireless Services transferred to Dobson its wireless properties in two Alaska markets and its shares of Dobson Series AA preferred stock. In exchange, AT&T Wireless Services received Dobson’s wireless properties in two California markets. As a result of the transaction, AT&T Wireless Services recorded a pretax gain of $39 within Other income (expense) during the three months ended June 30, 2003.

     On February 15, 2002, AT&T Wireless Services acquired the remaining 77 percent of TeleCorp that it did not previously own. As a result of the closing of the acquisition, AT&T Wireless Services no longer treats its previously owned interest in TeleCorp as an equity method unconsolidated subsidiary. The purchase of TeleCorp was consistent with AT&T Wireless Services’ strategy to expand its footprint in major markets in North America through acquisitions of wireless carriers where there are opportunities to improve operating results. TeleCorp provided wireless voice services in portions of the Midwestern and Southeastern United States, areas which complemented AT&T Wireless Services’ footprint of licenses and service territory in the United States.

     The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2002 assume the TeleCorp acquisition had been completed on January 1, 2002:

For the Six Months Ended
June 30, 2002

Revenue	$7,606
Loss before cumulative effect of change in accounting principle available to common shareholders	$(33)
Loss before cumulative effect of change in accounting principle available to common shareholders per share — basic and diluted	$(0.01)
Net loss available to common shareholders	$(120)
Net loss available to common shareholders per share — basic and diluted	$(0.04)

(h) INCOME TAXES

     For the tax return period July 10, 2001, through December 31, 2001, AT&T Wireless Services incurred a tax net operating loss (NOL) of $1.3 billion. Under the tax-sharing agreement with AT&T, the net operating loss was carried back for a refund of taxes paid by AT&T, as the common parent of an affiliated group that included AT&T Wireless Services. A receivable was established in Shareholders’ Equity in the amount of $461, with a corresponding increase to Additional paid-in capital as of December 31, 2002. The 2001 NOL carryback was reflected as a capital contribution from AT&T as AT&T Wireless Services required a full valuation allowance on its deferred tax assets as of December 31, 2002. Accordingly, it was determined that AT&T Wireless Services would not have been able to realize this NOL carryback as a stand-alone entity. In January 2003, AT&T Wireless Services received $436 relating to the refund claim. The remaining $25 will be held in escrow pursuant to the terms of an agreement between AT&T and AT&T Wireless Services and will be reflected as a Receivable from former parent, AT&T, until distribution from the escrow.

     For the year ended December 31, 2002, AT&T Wireless Services generated a NOL of $2.8 billion, of which $1.5 billion was carried back during the second quarter of 2003 for a refund of taxes paid by AT&T totaling $536. Prior to the filing of the refund claim, AT&T Wireless Services’ deferred tax liabilities (excluding the deferred tax liabilities related to licensing costs and goodwill) exceeded AT&T Wireless Services’ deferred tax assets. Therefore, AT&T Wireless Services determined that it no longer required a valuation allowance against its deferred tax assets, other than those deferred tax assets associated with actual and potential capital losses and state NOLs that were deemed more likely than not to expire unused. As AT&T Wireless Services no longer required a full valuation allowance, the 2002 NOL carryback was reflected as a reduction of AT&T Wireless Services’ long-term deferred tax assets. AT&T Wireless Services received $511 of this refund during the second quarter of 2003; the remaining $25 will be held in escrow pursuant to the terms of an agreement between AT&T and AT&T Wireless Services and will be reflected as a receivable in Other assets until distribution from the escrow. The balance of the 2002 NOL not carried back can be carried forward to offset taxable income of AT&T Wireless Services in future years.

     AT&T Wireless Services’ no longer required a full valuation allowance during the second quarter of 2003. Its 2003 annual effective tax rate is estimated to be 22.7 percent, down from 28.9 percent estimated at the end of the first quarter of 2003. The estimated annual effective rate for 2003 is lower than AT&T Wireless Services’ statutory rate mainly due to the reversal of certain valuation allowances recorded during 2003.

(i) LONG-TERM DEBT

TeleCorp Debt Repurchase

     On July 24, 2003, AT&T Wireless Services announced offers to repurchase for cash any and all outstanding 11.625 percent TeleCorp Wireless, Inc. Senior Subordinated Discount Notes due April 15, 2009, and 12.75 percent Tritel PCS, Inc. Senior Subordinated Discount Notes due May 15, 2009. The TeleCorp Wireless, Inc. notes had a face value of $374 and a carrying value of $361 as of June 30, 2003. The Tritel PCS, Inc. notes had a face value of $242 and a carrying value of $237 as of June 30, 2003. AT&T Wireless Services is a guarantor of these notes. By the expiration of the offer on August 1, 2003, AT&T Wireless Services retired $331 face value of the TeleCorp Wireless, Inc. notes and $209 face value of the Tritel PCS, Inc. notes for $568 in cash. As a result of the debt repurchase, AT&T Wireless Services recorded a loss of $39 on the early extinguishment of debt within Other income (expense) during the third quarter of 2003.

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

Renewal of Accounts Receivable Securitization Program

     In March 2003, AT&T Wireless Services renewed its accounts receivable securitization program and increased the size of the program from $1.2 billion to $1.6 billion. As of June 30, 2003, availability under the program was approximately $1.5 billion, based on the accounts receivable balance allowed for under the program. The program allows AT&T Wireless Services to obtain financing collateralized by subscriber trade accounts receivable. Under the program, AT&T Wireless Services can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary of AT&T Wireless Services. The wholly owned subsidiary of AT&T Wireless Services would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to a program fee of 15 to 25 basis points and a liquidity fee of 22.5 to 50 basis points, both of which are based on AT&T Wireless Services’ Senior Notes rating. This financing arrangement is to be used for general corporate purposes, is subject to customary securitization covenants, and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event AT&T Wireless Services’ long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. As of June 30, 2003 and 2002, AT&T Wireless Services had no amounts outstanding under the accounts receivable securitization program and was in compliance with its covenants.

Renewal of Credit Facilities

     In March 2001, AT&T Wireless Services entered into Competitive Advance and Revolving Credit Facilities (the Facilities) in the aggregate amount of $2.5 billion consisting of a $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and a $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility. In both March of 2002 and 2003, AT&T Wireless Services renewed the 364-day Facility. The Facilities are subject to a facility fee of 10 to 25 basis points, which is based on AT&T Wireless Services’ Senior Notes rating, and is payable quarterly on the total commitment. The Facilities are also subject to a utilization fee of 25 basis points if borrowings exceed certain levels as defined in the agreement. The Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending on AT&T Wireless Services’ Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. The Facilities are to be used for general corporate purposes and are subject to customary covenants, representations, warranties, and events of default. The Facilities contain financial covenants requiring AT&T Wireless Services to maintain certain financial ratios. In addition, the existence of an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may, under certain circumstances, constitute an event of default. As of June 30, 2003 and 2002, AT&T Wireless Services had no amounts outstanding under the facilities, and was in compliance with its covenants.

(j) COMMITMENTS AND GUARANTEES

     AT&T Wireless Services’ purchase commitments for network equipment and handsets, including commitments entered into subsequent to June 30, 2003, totaled $1.2 billion, with remaining payments to be made by the end of 2004.

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

     In conjunction with the split-off from AT&T in July 2001, AT&T Wireless Services entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, as amended in December 2002 and May 2003, AT&T Wireless Services is required to purchase certain amounts of wholesale long-distance services from AT&T until July 31, 2007. For any shortfall in cumulative usage, AT&T Wireless Services is required to pay AT&T at the rate of $0.01 per minute at the end of the period. AT&T Wireless Services’ maximum remaining commitment as of June 30, 2003, was approximately $790. AT&T Wireless Services is also required to purchase long-distance services associated with its administrative phone usage equal to $70 for each of three years following the split-off. As of June 30, 2003, AT&T Wireless Services had fulfilled all of the first and second year’s commitments under the agreement. In addition, AT&T Wireless Services is required to purchase certain network data services from AT&T in an amount equal to $41 for each of the three years following the split-off. AT&T Wireless Services had fulfilled all of the first and second year’s data commitments under the agreement as of June 30, 2003. In October 2002, AT&T Wireless Services committed to purchase certain amounts of international long-distance services over a two-year period beginning November 1, 2002, and is required to pay AT&T any shortfall in cumulative usage based on the period’s average rate. Based on the average rate for the eight months ended June 30, 2003, AT&T Wireless Services’ maximum remaining commitment as of June 30, 2003 was approximately $28.

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

(k) CONTINGENCIES

     A number of class-action lawsuits were filed across the country challenging the quality of wireless service provided by AT&T Wireless Services. These cases include allegations of breach of contract, statutory consumer fraud, and similar claims. The plaintiffs in these cases have not asserted specific damages claims, with the exception of one case filed in Texas in which the named plaintiffs have asserted claims for compensatory and punitive damages totaling $100. That case was dismissed, and then reversed by the court of appeals; AT&T Wireless Services is seeking reconsideration of the appellate court’s decision. A series of these cases pending in New York was settled, received court approval, and the settlement is now final. A settlement agreement has also been reached in one case in Texas and a related case was voluntarily dismissed.

     A series of class action cases have been filed against AT&T Wireless Services as well as its major competitors, alleging that defendants have violated federal antitrust laws by allegedly restricting the portability of wireless handsets between carriers. Plaintiffs assert both tying and monopolization claims, but have not asserted specific claims for damages.

     Various class action or representative lawsuits are pending against AT&T Wireless Services that challenge a variety of billing practices and the adequacy of AT&T Wireless Services’ disclosures concerning those practices, including billing in full-minute increments, billing from send to end, out-of-cycle billing, charging early termination fees, and billing for roaming calls. Although the plaintiffs in these cases have not specified damages, the damages in two of the cases are alleged to exceed $100. One of these cases has tentatively settled; the other case has alleged that, collectively, the major wireless carriers in California are responsible for damages in excess of $1.2 billion.

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

     Several class action lawsuits have been filed against AT&T, certain executives of AT&T and AT&T Wireless Services, and a group of investment banking firms asserting claims under federal securities laws. The complaints assert claims that AT&T made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with the MediaOne acquisition. The complaints do not specify the amount of damages claimed, although the plaintiffs are seeking to recover for declines in stock prices of AT&T securities, including the AT&T Wireless Group tracking stock. In connection with the split-off, certain provisions of the Separation Agreement between AT&T Wireless Services and AT&T may result in AT&T Wireless Services being allocated a portion of the liabilities, if any, arising out of these actions to the extent they relate to AT&T Wireless Group tracking stock.

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

     AT&T Wireless Services received a series of payments from MCI WorldCom Network Services, Inc., within the 90 days preceding WorldCom’s July 21, 2002 bankruptcy filing under Chapter 11 of the Bankruptcy Code, and WorldCom asserted that it is entitled to certain credits under its reseller contract with AT&T Wireless Services. No lawsuit or claims in the bankruptcy have been filed, although the parties have been in settlement negotiations to resolve all claims that could be asserted in the bankruptcy proceedings.

     TeleCorp shareholders filed a class action lawsuit against AT&T Wireless Services challenging its acquisition of TeleCorp. The lawsuit alleged conflicts of interest and breach of fiduciary duties by the TeleCorp directors and claimed that the consideration paid to TeleCorp shareholders was inadequate. Plaintiffs claimed damages in excess of $330. An agreement was reached with plaintiffs’ counsel to settle this case for a total payment of $48, and that settlement agreement is awaiting court approval. Included in Other current liabilities on AT&T Wireless Services’ balance sheet as of June 30, 2003 is $48 related to this settlement. AT&T Wireless Services is seeking reimbursement from insurance carriers.

     AT&T Wireless Services is currently a party to various claims and legal proceedings, including those noted above. AT&T Wireless Services also makes routine filings with the FCC and state regulatory authorities, as well as federal, state, and local tax authorities. If management believes that a loss arising from these actions and/or filings is probable and can reasonably be estimated, an amount is recorded for the estimated loss. As additional information becomes available, the potential liability related to the actions is assessed and the estimates are revised, if necessary. Based upon currently available information, management does not believe that the ultimate outcome of these actions beyond that provided for as of June 30, 2003, individually and in the aggregate, will have a material adverse effect on AT&T Wireless Services’ consolidated financial statements. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on AT&T Wireless Services’ consolidated financial statements in future periods. While it is not possible to predict the ultimate outcome of the matters discussed above, historically, AT&T Wireless Services has been successful in defending itself against claims and suits that have been brought against it, and payments made in such claims and actions have not been material to AT&T Wireless Services’ consolidated financial statements.

(l) RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the EITF reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables. AT&T Wireless Services adopted this statement on July 1, 2003, and is applying it on a prospective basis. AT&T Wireless Services’ initial adoption of this statement will not have a material impact on its results of operations, financial position, or cash flows.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. AT&T Wireless Services’ initial adoption of this statement on July 1, 2003 will not have a material impact on its results of operations, financial position, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Specifically, it requires that financial instruments within the scope of the statement be classified as liabilities because they embody an obligation of the issuer. Under previous guidance, many of these instruments could be classified as equity or be reflected as mezzanine equity between liabilities and equity on the balance sheet. AT&T Wireless Services’ initial adoption of this statement on July 1, 2003, will require the reclassification of its Mandatorily redeemable preferred stock to long-term liabilities within its Consolidated Condensed Balance Sheets. Additionally, on a prospective basis, the accretion relating to AT&T Wireless Services’ Mandatorily redeemable preferred stock will be classified as Interest expense within its Consolidated Condensed Statements of Operations.

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

INTRODUCTION

     We are the second-largest wireless communications service provider in the United States based on revenues for the four quarters ended June 30, 2003. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless voice and data services. As of June 30, 2003, we had 21.5 million consolidated subscribers. For the six months ended June 30, 2003, we had $8.1 billion of total consolidated revenues.

     We currently provide wireless voice and data services over two separate, overlapping networks. One network uses time division multiple access, or TDMA, as its signal transmission technology. As of June 30, 2003, it covered an aggregate population, which we refer to as “POPS,” of approximately 205 million, or 71 percent of the U.S. population. We also provide voice and enhanced data services over a separate network that uses the signal transmission technology known as global system for mobile communications, or GSM, and general packet radio service, or GPRS. As of June 30, 2003, this network covered approximately 212 million POPS, or 73 percent of the U.S. population. As of June 30, 2003, our two networks covered an aggregate of approximately 219 million POPS, or 75 percent of the U.S. population, and operated in 85 of the 100 largest U.S. metropolitan areas. We refer to this area as our coverage or network footprint. Coverage is estimated using signal mapping technology and population data compiled by third parties. We also provide voice service on our analog network, as mandated by the Federal Communications Commission (FCC), and data service over a network utilizing packet switched data technology, or CDPD, which we are phasing out in connection with our launch of GSM/GPRS service.

     We supplement our own networks with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have network coverage. With these roaming agreements, as of June 30, 2003, we were able to offer our TDMA customers wireless services covering virtually the entire United States population and to provide GSM/GPRS service covering approximately 76 percent of the U.S. population. We offer a multi-mode device that allows our customers to access analog, TDMA, and GSM/GPRS networks, providing them access to wireless service across the U.S. We refer to this as our service area. We plan to continue to expand our coverage and service area and increase the capacity and quality of our GSM/GPRS network through new network construction, acquisitions, affiliations, joint ventures, and roaming arrangements with other wireless providers.

DESCRIPTION OF FINANCIAL AND OPERATING METRICS

Non-GAAP Financial Measures:

OIBDA and OIBDA Margin: OIBDA is defined as Operating income before Depreciation and amortization. OIBDA margin is calculated as OIBDA divided by Services Revenue. See “OIBDA DISCUSSION” within the Results of Operations section below for a discussion of why management believes these measures to be important indicators of our operating performance and also for a reconciliation of these measures to their most comparable measures under generally accepted accounting principles (GAAP).

Free Cash Flow: Free Cash Flow, as we have defined it, is calculated as the Net cash provided by operating activities of continuing operations less cash payments for Capital expenditures and other additions. See “Free Cash Flow Discussion” within the Liquidity section below for a discussion of why management believes this measure to be an important liquidity measure and also for a reconciliation of this measure to its most comparable measure under GAAP.

Operational Measures:

ARPU (Average Revenue per User): ARPU is used to measure the average monthly Services revenue on a per subscriber basis. ARPU is calculated as Services revenue generated by subscribers, including both our subscribers’ revenue and the roaming revenues we collect from other carrier’s subscribers, divided by our average subscribers for the period.

CPGA (Cost per Gross Subscriber Addition): CPGA is used to measure the average cost of adding a new subscriber. CPGA is calculated as our sales and marketing expenses (included within Selling, general, and administrative expenses on our Consolidated Condensed Statements of Operations) and equipment subsidies (included within Costs of equipment sales on our Consolidated Condensed Statements of Operations) related to new customer acquisitions, divided by the number of new gross subscribers added in the period.

CCPU (Cash Cost per User): CCPU is used to measure the average monthly cost of serving our subscribers. CCPU is calculated as our Total operating expenses less Equipment revenue, Depreciation and amortization expenses, and the costs of acquiring new subscribers (as described above under CPGA), divided by our average subscribers for the period.

SUMMARY OF SECOND QUARTER RESULTS

     Services revenue for the second quarter was $3,939 million, an 8.7 percent or $314 million increase from the second quarter of 2002, driven by growth in the subscriber base. Services revenue increased 5.2 percent from the first quarter of 2003 due primarily to a sequential increase in our ARPU and new customers added during the second quarter. ARPU for the second quarter of $60.60 increased $0.20 from the prior year quarter and $1.90 compared with the first quarter of 2003. This quarter represented the second consecutive quarter of year over year increases in our ARPU. The slight increase in ARPU over the second quarter of 2002 was driven by increasing data revenues, increasing international calling and roaming, and higher regulatory fees passed on to our customers, and the continued impact of revenue enhancement programs introduced beginning in the second half of 2002, which offset the declines in our average revenue per minute. The sequential increase in ARPU was a result of seasonally higher roaming revenue. We typically see higher roaming revenues in the second and third quarters as our customers travel more frequently in the spring and summer. Minutes of use (MOU) per subscriber per month increased to 551 in the second quarter of 2003, up from 482 and 509 MOUs during the second quarter of 2002 and first quarter of 2003, respectively. These increases in MOUs were consistent with the recent trend in the growth of wireless minutes, as subscribers continue to shift toward calling plans that include larger buckets of minutes. Going forward, we anticipate that a continued competitive pricing environment will exert downward pressure on ARPU, which we expect will be at least partially offset by revenue enhancement programs, data revenues, incremental revenue sources, and increased MOUs per subscriber.

     Our subscribers continued to grow during the second quarter of 2003. Net consolidated subscriber additions during the second quarter totaled 446 thousand. Net consolidated subscriber additions in the quarter were positively impacted by higher GSM/GPRS gross subscriber additions, including those related to sales of GoPhone, which is our new pay-in-advance product launched within the current quarter, and implementation of a policy requiring voluntarily terminating customers to continue billing and service until the end of their billing cycle. Net subscriber additions were negatively impacted in the second quarter by deactivations related to expiring contracts, the competitive environment, and our efforts to improve the profitability of existing subscribers. During the quarter, we continued to add profitable customers without lowering our credit requirements. We ended the quarter with 21.5 million consolidated subscribers, a 7.7 percent increase over the prior year quarter. Our ongoing subscriber addition objective is to attract and retain profitable customers.

     CPGA dropped to $379 in the quarter ended June 30, 2003, compared with $383 for the quarter ended June 30, 2002 and $404 from the first quarter of 2003. CPGA decreased as a result of lower per-gross-addition costs for advertising and promotions, partially offset by higher per-gross-addition equipment incentives, versus the prior periods. We continue to focus efforts on reducing our CPGA through increased productivity in our sales channels, shifts in our distribution mix, and new product offers, such as our GoPhone product, which we introduced during the second quarter. During the second quarter, we continued to make improvements in increasing the percentage of new sales generated through more cost-efficient sales channels. Despite these efforts, our CPGA may not continue to decline during 2003.

     Our churn rate for the second quarter of 2003 was 2.2 percent, down from 2.4 percent in the second quarter of 2002, and down from 2.3 percent in the first quarter of 2003. The decreases in reported churn versus the prior periods reflect the impact of our ongoing customer retention efforts, the impact of implementing a policy requiring voluntarily terminating customers to continue billing and service until the end of their billing cycle, and fewer deactivations associated with our resellers. Despite our favorable churn numbers during the second quarter of 2003, we anticipate that various factors, including some or all of the following items, will increase our churn rate over the balance of the year: competitive pressures, more contracts coming up for renewal, changes in customer mix, increased customer use of new services and technology, and our continued focus on improving the profitability of our customer base.

     CCPU increased to $31.80 for the second quarter of 2003, or 1.3 percent above the prior year quarter. The increase in CCPU was driven by higher per-subscriber network and customer care expenses and regulatory fees, partially offset by decreases in per-subscriber incollect, toll/access/interconnect, and general and administrative expenses. CCPU in the second quarter of 2003 was also unfavorably impacted by a majority of the severance charge discussed below. CCPU for the second quarter of 2002 was negatively impacted by the increased Provision for uncollectible receivables for WorldCom costs in the prior year quarter. Our ability to maintain or reduce CCPU will be affected by our ability to reduce costs, the impact of seasonally higher roaming expenses in the third quarter, and our ability to control costs associated with implementing new infrastructure support systems for our GSM/GPRS network. Additional restructuring charges associated with our margin improvement efforts may negatively impact CCPU in the near-term, prior to the larger savings being realized.

     OIBDA was $1,186 million for the three months ended June 30, 2003, compared with $1,019 million during the prior year quarter. This increase of 16.3 percent, or $167 million, was due primarily to higher Services revenue, lower selling and marketing costs, primarily advertising and promotion expenses, and a reduction in incollect expenses. Partially offsetting these items were increases in network-related costs, the severance charge discussed below, and higher customer care and IT-related expenses. OIBDA for the second quarter of 2002 was unfavorably impacted by the increased Provision for uncollectible receivables related to WorldCom and the charge recorded for the wind-down of our air-to-ground operations. Our ability to continue to grow OIBDA faster than our revenues, and therefore to continue to improve OIBDA margins, will be dependent upon a number of factors, including the success of our revenue enhancement programs, our ability to further reduce costs and establish more efficient distribution channels, and the level and cost of new subscriber additions.

     We are in the process of undertaking a series of actions to continue to reduce our cost structure, which we anticipate will improve our OIBDA margins over time. During the second quarter of 2003, we launched a company-wide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and reach our goal of industry leading margins in 2005. In the second quarter, we recorded a business restructuring charge of $47 million for workforce reductions, including reductions resulting from our plans to consolidate national corporate functions primarily in Redmond, Washington and northern New Jersey (see “Restructuring Charge” below). Additional workforce rebalancing and consolidation efforts may occur during 2003, as we continue to work to improve productivity and increase our OIBDA margins. We anticipate that these efforts will continue into 2004, and that some of the benefits will likely not be realized until 2004 and thereafter. These initiatives may require us to recognize incremental expenses prior to realizing anticipated savings.

     Our Free Cash Flow for the second quarter of 2003 was $1,057 million. The Free Cash Flow generation in the second quarter was driven by our strong operating earnings, as measured by OIBDA, and the cash received from the 2002 tax net operating loss (NOL) carryback, partially offset by our capital expenditures and net interest payments made during the quarter. We expect Free Cash Flow to vary from quarter to quarter, and we do not expect to remain at this quarterly level throughout 2003, primarily due to anticipated higher capital expenditures during the second half of 2003, as compared to the first six months, and the seasonality of our OIBDA.

RESTRUCTURING CHARGE

     During the second quarter of 2003, we launched a company-wide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and reach our goal of industry leading margins in 2005. In the second quarter, in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43,” we recorded a business restructuring charge for workforce reductions, including reductions resulting from our plans to consolidate national corporate functions primarily in Redmond, Washington and northern New Jersey. This charge included $47 million related to employee separation costs for actions taken during the second quarter of 2003. The business restructuring charge is reflected in the Consolidated Condensed Statements of Operations as $42 million in Selling, general, and administrative expenses and $5 million in Costs of Services. Approximately 1,500 employees are expected to be separated in conjunction with these plans, of which approximately 80 percent are exempt employees and 20 percent are non-exempt employees. The majority of the employee separations will be involuntary, although approximately one-third of the workforce reductions are anticipated to be the result of employees who decline the opportunity to relocate. Some of those positions will be filled in the consolidated headquarters. The employee separation number is not adjusted for anticipated hiring to fill these positions. Approximately 170 employees had left their positions as of June 30, 2003; the remaining employees are anticipated to leave their positions by the end of 2004. Additional workforce rebalancing and consolidation efforts may occur during 2003, as we continue to work to improve productivity and increase our OIBDA margins.

     The following table displays the activity and balances of the restructuring reserve, which is reflected in Payroll and benefit-related liabilities on the Consolidated Condensed Balance Sheet:

(In Millions)	Employee Separation

Balance at December 31, 2002	$—
Additions	47
Payments	—

Balance at June 30, 2003	$47

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

NEW ACCOUNTING POLICIES

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. We are required to apply FIN 46 to new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired on or prior to January 31, 2003, we elected to early adopt FIN 46 effective April 1, 2003.

     We have significant variable interests in several of our unconsolidated subsidiaries for which we are deemed to be the primary beneficiary. These variable interests typically consist of a combination of any or all of voting equity interests, non-voting equity interests, loans, and put options that provide the other owners the right to require us to purchase their ownership interest if and when certain events occur. These entities were formed to acquire licenses that were restricted by FCC rule to businesses with limited assets and revenues, and to provide a means through which we can invest in these licenses. To date, the activity of these entities has consisted primarily of acquiring licenses through acquisitions and FCC auctions, and network construction. We previously accounted for these ventures under the equity method of accounting as we do not have voting control and we have recognized virtually 100 percent of the entities’ operating losses due to our significant variable interests. Our maximum loss exposure related to these entities as of June 30, 2003 was approximately $145 million, which represented the value of the put options that provide the other owners the right to require us to purchase their ownership interest under certain circumstances. As a result of the adoption of FIN 46, we consolidated these entities at their carrying values effective April 1, 2003. Additionally, we have determined we have a significant variable interest and are deemed to be the primary beneficiary in an entity that holds assets and liabilities associated with synthetic leases. As a result, upon adoption, we consolidated the assets and liabilities associated with two synthetic leases that were previously off-balance sheet. The impact of early-adopting FIN 46 to our Consolidated Condensed Balance Sheet as of April 1, 2003 was as follows:

	Cash and	Property,		Investments in and		Other	Long-	Deferred	Other
	cash	plant, and	Licensing	advances to unconsolidated	Other	current	term	income tax	long-term	Minority
(In Millions)	equivalents	equipment	costs	subsidiaries	assets	liabilities	debt	liabilities	liabilities	interest

Unconsolidated subsidiaries	$16	$—	$636	$(506)	$(18)	$8	$30	$47	$5	$38
Synthetic leases		63					63

     At adoption, the Cumulative effect of change in accounting principle was not material to our results of operations. Effective with the adoption of FIN 46 on April 1, 2003, we removed $239 million of outside basis deferred tax assets, which had full valuation allowances, associated with the unconsolidated subsidiaries for which we are deemed to be the primary beneficiary.

     We have no material variable interests for which we are not deemed to be the primary beneficiary.

     In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

     We are subject to asset retirement obligations associated with our cell site operating leases, which are subject to the provisions of this statement. Cell site lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. Landlords may choose not to exercise these rights as cell sites are considered useful improvements. In addition to cell site operating leases, we have leases related to switch site, retail, and administrative locations subject to the provisions of SFAS No. 143. Our initial adoption of this statement did not have a material impact on our results of operations, financial position, or cash flows.

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

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying notes included elsewhere in the report and provides information that management believes is relevant to an assessment and understanding of our results of operations for the three and six months ended June 30, 2003 and 2002, and financial condition as of June 30, 2003 and December 31, 2002.

THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,

(In Millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

REVENUE
Services	$3,939	$3,625	$314	8.7%	$7,682	$6,980	$702	10.1%
Equipment	219	285	(66)	(23.3)%	424	541	(117)	(21.7)%

Total revenue	$4,158	$3,910	$248	6.3%	$8,106	$7,521	$585	7.8%

     Services revenue consists primarily of monthly recurring charges, airtime and toll usage charges, roaming charges billed to both our customers and other wireless service providers, and regulatory fees we pass on to our subscribers. Services revenue also includes revenues not generated from subscribers, which consists primarily of sublease rents and revenues we collect from local exchange carriers for call termination charges. Services revenue is recognized based upon minutes of use processed and contracted fees, and is net of credits and adjustments for service discounts. Amounts collected in advance of the service period, primarily related to our prepaid and pay-in-advance customers, are recorded as unearned revenue and are recognized when earned. Customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized over the estimated customer relationship period. Services revenue is derived primarily from voice services. Revenue dollars from data services continue to grow; however are not material in relation to our overall Services revenue dollars in any of the periods presented. We do not anticipate that revenue dollars from data services will be material to our overall Services revenue during 2003. However, in order to grow Services revenue and maintain current ARPU levels, growth in data and other revenue sources will need to offset the expected continued decline in revenue per minute of use for voice services. Equipment revenue is generated primarily from the sale of wireless handsets and accessories. We generally subsidize all or a portion of handset sales in connection with longer-term contracts or other promotional offers. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer or distributor, as this is considered to be a separate earnings process from the sale of wireless services.

     Total revenue grew 6.3 percent to $4,158 million, an increase of $248 million, for the three months ended June 30, 2003, compared with the three months ended June 30, 2002, and 7.8 percent to $8,106 million for the six months ended June 30, 2003, compared with the six months ended June 30, 2002.

     Services revenue for the three months ended June 30, 2003 was $3,939 million, an increase of $314 million, or 8.7 percent, compared with the three months ended June 30, 2002. Services revenue for the six months ended June 30, 2003 was $7,682 million, an increase of $702 million, or 10.1 percent, compared with the six months ended June 30, 2002. The increase in Services revenue for both current year periods was driven by growth in the subscriber base and a slight increase in ARPU. Additionally, the 2003 year-to-date revenue included a full six months of TeleCorp revenue compared to approximately four and one-half months in 2002.

     Subscribers continued to grow during the second quarter of 2003. As of June 30, 2003, we had 21.5 million consolidated subscribers, an increase of 7.7 percent from June 30, 2002. Total consolidated subscribers reflected a net decrease associated with market acquisitions and dispositions completed within the second quarter of 2003, and a 26 thousand subscriber reduction to adjust for certain migrating subscribers treated as new customers in the first quarter of 2003. Net consolidated wireless subscriber additions during the three and six months ended June 30, 2003 totaled 446 thousand and 703 thousand, respectively, representing a 6.8 percent increase over the second quarter of 2002 and a 34.2 percent decrease over the prior year-to-date period. Net subscriber additions during the quarter ended June 30, 2003 were favorably impacted by higher GSM/GPRS gross subscriber additions, including those related to sales of GoPhone, which is our new pay-in-advance product launched within the quarter, and implementation of a policy requiring voluntarily terminating customers to continue billing and service until the end of their billing cycle. The increase in gross subscriber additions was partially offset during the quarter ended June 30, 2003, and more than offset during the first half of 2003, by deactivations related to expiring contracts, the competitive environment, and our efforts to improve the profitability of existing subscribers. Traditional prepaid subscribers as of June 30, 2003 remained a mid-single-digit percentage of the total consolidated subscriber base. The following table summarizes the activity in our subscriber base during the second quarter of 2003:

(In Thousands)
Ending subscribers as of March 31, 2003 as reported	21,142
Adjustment for certain migrating subscribers treated as new customers in the first quarter of 2003	(26)

Ending subscribers as of March 31, 2003 as revised	21,116
Net subscriber additions	446
Net subscriber impact from market acquisitions (dispositions)	(69)

Ending subscribers as of June 30, 2003	21,493

     Our churn rates for the three and six months ended June 30, 2003, were 2.2 percent and 2.3 percent, respectively, down from 2.4 percent and 2.5 percent in the three and six months ended June 30, 2002, respectively. The churn rate related to our postpaid customers for the three and six months ended June 30, 2003, of 1.9 percent and 2.0 percent, respectively, also improved from 2.2 percent and 2.3 percent, respectively, a year ago. The decreases in reported churn in the current year periods versus the prior year periods reflect the impact of our ongoing customer retention efforts, the impact of implementing a policy requiring voluntarily terminating customers to continue billing and service until the end of their billing cycle, and fewer deactivations associated with our resellers.

     Our ARPU for the three and six months ended June 30, 2003, was $60.60 and $59.70, respectively, representing marginal increases over the $60.40 and $59.50 for the three and six months ended June 30, 2002, respectively. The slight increases in ARPU in the current year were driven by increasing data revenues, higher regulatory fees passed on to our customers, and the continued impact of revenue enhancement programs introduced beginning in the second half of 2002. These increases to ARPU more than offset the declines in our average revenue per minute versus the prior year periods. Our ARPU for the second quarter increased from the first quarter of 2003 ARPU of $58.70 as a result of seasonality, primarily due to an increase in roaming minutes during the second quarter, and a continued increase in average minutes of use per subscriber per month. Average minutes of use per subscriber per month were 551 and 482 for the three months ended June 30, 2003 and 2002, respectively, and 530 and 457 for the six months ended June 30, 2003 and 2002, respectively. The increases in both current year periods were consistent with the recent trend in the growth of wireless minutes, as subscribers continue to shift toward calling plans that include larger buckets of minutes.

     Equipment revenue for the three months ended June 30, 2003, was $219 million, a decrease of $66 million, or 23.3 percent, compared with the three months ended June 30, 2002. Equipment revenue for the six months ended June 30, 2003, was $424 million, a decrease of $117 million, or 21.7 percent, compared with the six months ended June 30, 2002. The decline in Equipment revenue in both current year periods was attributable to a lower average revenue per unit. The decrease in the second quarter of 2003 over the prior year quarter was partially offset by an increase in handsets sold.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,

(In Millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Costs of services	$1,190	$1,166	$24	2.0%	$2,304	$2,214	$90	4.1%
As a percentage of Services revenue	30.2%	32.2%			30.0%	31.7%

     Costs of services consist primarily of costs to operate and maintain our TDMA and GSM/GPRS networks, incollect expenses (the roaming costs paid to other wireless providers), and access, interconnection, and toll charges paid to connect our customers’ calls on other carriers’ networks. Additionally, Costs of services include the Provision for uncollectible receivables, regulatory fees, and non-income related taxes. Costs of services for the three months ended June 30, 2003, were $1,190 million, an increase of $24 million, or 2.0 percent, compared with the three months ended June 30, 2002. Costs of services for the six months ended June 30, 2003, were $2,304 million, an increase of $90 million, or 4.1 percent, compared with the six months ended June 30, 2002. The majority of the increase for both periods resulted from increased network-related costs associated with an increase in the minutes of use by the existing base of customers, as well as by new customers added since the prior year periods. Additionally, higher regulatory fees, primarily Universal Service Fees, contributed to the increase. These increases were partially offset by a decline in incollect expenses due to a decrease in the average roaming cost per minute we pay to other carriers, counteracted to some extent by an increase in our total roaming minutes. Provision for uncollectible receivables also decreased versus the prior year periods due to lower net write-offs, an improved aging of our Accounts receivable balances, and a decrease in the Provision for uncollectible receivables resulting from significant charges in the second quarter of 2002 associated with WorldCom receivables that needed to be fully reserved. Additionally, there were $21 million in charges during the prior year quarter associated with the wind-down of our air-to-ground operations.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,

(In Millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Costs of equipment sales	$473	$529	$(56)	(10.5)%	$942	$1,082	$(140)	(12.9)%

     Costs of equipment sales include the costs of the handsets and accessories sold to new, as well as existing, customers and the related distribution and shipping costs. Costs of equipment sales for the three months ended June 30, 2003 were $473 million, a decrease of $56 million, or 10.5 percent, compared with the three months ended June 30, 2002. Costs of equipment sales for the six months ended June 30, 2003 were $942 million, a decrease of $140 million, or 12.9 percent, compared with the six months ended June 30, 2002. The decreases in Costs of equipment sales in both current year periods resulted from a decline in the average cost per unit sold, which was driven primarily by more favorable pricing associated with our GSM/GPRS handsets. The decline in the second quarter of 2003 from the prior year quarter was partially offset by an increase in handsets sold.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,

(In Millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Selling, general, and administrative	$1,309	$1,196	$113	9.5%	$2,564	$2,386	$178	7.4%
As a percentage of Services revenue	33.2%	33.0%			33.4%	34.2%

     Selling, general, and administrative (SG&A) expenses for the three months ended June 30, 2003, were $1,309 million, an increase of $113 million, or 9.5 percent, compared with the three months ended June 30, 2002. SG&A expenses for the six months ended June 30, 2003, were $2,564 million, an increase of $178 million, or 7.4 percent, compared with the six months ended June 30, 2002. These increases resulted from higher customer care costs resulting from growth in the subscriber base and an increase in subscribers on our GSM/GPRS network, and from IT-related expenses associated with implementing new back-office support systems. SG&A expenses were also unfavorably affected by the majority of a $47 million severance-related charge recorded during the second quarter of 2003 related to restructuring initiatives that support our margin improvement efforts (see “Restructuring Charge” above). Also contributing to the higher SG&A costs in both periods were increased general and administrative costs, including a litigation settlement during the second quarter of 2003. Partially offsetting these increases was a reduction in advertising and promotion expenses compared with the prior year periods. SG&A expenses during the first half of 2003 were also partially offset by lower sales commissions expenses, primarily due to a decline in gross subscriber additions as compared to 2002. CPGA includes the cost of handset subsidies related to new subscriber acquisitions, which are recorded in Costs of equipment sales. CPGA was $379 for the three months ended June 30, 2003, representing a decrease of 1.0 percent over the prior year quarter. CPGA in the second quarter of 2003 decreased as a result of lower per-gross-addition costs for advertising and promotions, partially offset by higher per-gross-addition equipment incentives, versus the prior year quarter. CPGA was $391 for the six months ended June 30, 2003, representing an increase of 4.5 percent compared with the six months ended June 30, 2002. The increase in CPGA during the first half of 2003 compared with the prior year was attributable to a decrease in gross subscriber additions, which resulted in the fixed cost component of our CPGA being spread over a smaller number of subscribers. Additionally, lower cost reseller gross subscriber additions declined significantly in 2003 compared with the prior year.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,

(In Millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Depreciation and amortization	$735	$684	$51	7.5%	$1,470	$1,326	$144	10.9%

     Depreciation and amortization expenses for the three months ended June 30, 2003, were $735 million, an increase of $51 million, or 7.5 percent, compared with the three months ended June 30, 2002. Depreciation and amortization expenses for the six months ended June 30, 2003, were $1,470 million, an increase of $144 million, or 10.9 percent, compared with six months ended June 30, 2002. These increases reflect higher depreciation expense associated with the growth in our depreciable asset base and higher amortization expense associated with the acceleration of amortization of our TDMA back-office support systems. Capital expenditures, including capital additions related to internal-use software, were $542 million and $930 million for the three months ended June 30, 2003 and 2002, respectively, and $970 million and $1,633 million for the six months ended June 30, 2003 and 2002, respectively.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,

(In Millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Other income (expense)	$50	$7	$43	600.4%	$20	$(24)	$44	183.8%

     Other income (expense) primarily includes impairment charges associated with our equity investments accounted for under the cost method, gains and losses on the sale or exchange of assets or businesses, losses on the early extinguishment of debt, and interest income. Other income (expense) was income of $50 million and $7 million for the quarters ended June 30, 2003 and 2002, respectively, and was income of $20 million and expense of $24 million for the six months ended June 30, 2003 and 2002, respectively. Other income (expense) for the three months ended June 30, 2003 primarily consisted of a pretax gain of $39 million associated with the exchange of wireless properties with Dobson Communications Corp. (Dobson) in June 2003 (see “Investments In and Advances to Unconsolidated Subsidiaries” below), as well as interest income. Other income (expense) for the second quarter of 2002 included primarily interest income, which was partially offset by $10 million of pretax losses associated with the early extinguishment of debt. Other income (expense) for the six months ended June 30, 2003 consisted primarily of the gain related to the exchange of wireless properties with Dobson, discussed above, and interest income, partially offset by losses recorded in conjunction with an asset sale during the first quarter of 2003. Other income (expense) for the six months ended June 30, 2002 consisted primarily of a pretax impairment charge of $57 million related to our common stock investment in Dobson due to a decline in the quoted market price of Dobson’s common stock that management deemed to be other than temporary. Additionally, the prior year included $20 million of pretax losses associated with the early extinguishment of debt. Partially offsetting these losses was interest income earned during the six months ended June 30, 2002.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,

(In Millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Interest expense	$207	$195	$12	5.6%	$391	$310	$81	25.7%

     Interest expense, net of amounts capitalized, consists primarily of interest on our Senior Notes and interest on the TeleCorp Wireless, Inc. and Tritel PCS, Inc. Senior Subordinated Notes that we assumed in conjunction with our acquisition of TeleCorp. Interest expense for the three months ended June 30, 2003, was $207 million, an increase of $12 million, or 5.6 percent, compared with the three months ended June 30, 2002. Interest expense for the six months ended June 30, 2003, was $391 million, an increase of $81 million, or 25.7 percent, compared with the six months ended June 30, 2002. The increase in the second quarter of 2003 was due primarily to a full quarter of interest related to the $3.0 billion Senior Notes offering that occurred on April 16, 2002. The increase in Interest expense for the six months ended June 30, 2003, related primarily to a full six months of interest on the $3.0 billion Senior Notes offering, and the debt acquired in conjunction with our acquisition of TeleCorp in February 2002. Additionally, capitalized interest decreased from 2002 due to lower capital expenditures during the first six months of 2003. In conjunction with our tender offer ending August 1, 2003, we retired a substantial amount of our TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes, which will result in a decrease to our Interest expense in future periods. See “Net Cash Provided by Financing Activities of Continuing Operations” below for further information regarding this debt repurchase.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,

(In Millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Provision for income taxes	$57	$57	$—	0.5%	$103	$69	$34	50.9%

     Provision for income taxes was $57 million and $103 million for the three and six months ended June 30, 2003, respectively, compared to $57 million and $69 million in the three and six months ended June 30, 2002, respectively. During the second quarter of 2003, our deferred tax liabilities (excluding the deferred tax liabilities related to licensing costs and goodwill) exceeded our deferred tax assets. Therefore, we determined that we no longer required a valuation allowance against our deferred tax assets, other than those deferred tax assets associated with actual and potential capital losses and state NOLs that were deemed more likely than not to expire unused. Our 2003 annual effective tax rate is estimated to be 22.7 percent, down from 28.9 percent estimated at the end of the first quarter of 2003. The estimated annual effective rate for 2003 is lower than our statutory rate mainly due to the reversal of certain valuation allowances recorded during 2003. The provision for income taxes for the three and six months ended June 30, 2002 represented effective tax rates of 38.7 percent and 38.4 percent, respectively, which approximated our statutory rates.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,

(In Millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	$(9)	$(93)	$84	(90.2)%	$18	$(135)	$153	113.5%

     We incurred net equity losses from investments in unconsolidated subsidiaries of $9 million, including a tax provision of $46 million, for the three months ended June 30, 2003, compared with net equity losses of $93 million, net of a tax benefit of $53 million, during the three months ended June 30, 2002. The income tax provision in the three months ended June 30, 2003 reflected increased valuation requirements for deferred tax assets associated with actual and potential capital losses that were deemed more likely than not to expire unused. For the six months ended June 30, 2003, we recorded net equity earnings of $18 million, net of a tax provision of $46 million, compared with net equity losses of $135 million, net of a tax benefit of $69 million, for the six months ended June 30, 2002. Net equity (losses) earnings, excluding the tax impacts, improved in 2003 as both prior year periods included a $120 million pretax impairment charge related to our investment in ACC Acquisition LCC (the parent company of American Cellular Corporation (ACC)), higher equity losses associated with certain international investments, and higher losses associated with our obligations to acquire other owners’ interests as a result of our amended venture agreement with Alaska Native Wireless (ANW).

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,

(In Millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Income from discounted operations (net of tax provision of $16 and $24 for the three and six months ended June 30, 2002)	$—	$27	$(27)	(100.0)%	$—	$39	$(39)	(100.0)%

     We recognized income from discontinued operations, net of tax, of $27 million and $39 million during the three and six months ended June 30, 2002, respectively. The income recorded during 2002 consisted of adjustments to the recoverability of assets and accruals related to costs to exit the fixed wireless business. The disposition of the fixed wireless business was completed during 2002.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,

(In Millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Cumulative effect of change in accounting principle (net of tax benefit of $103)	$—	$—	$—	0.0%	$—	$(166)	$166	100.0%

     Cumulative effect of change in accounting principle, net of tax, was a loss of $166 million during the six months ended June 30, 2002, and related to our proportionate share of impairment charges recorded by our equity method unconsolidated subsidiaries upon their adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Of the total 2002 aftertax charge, $72 million and $7 million represented our proportionate share of impairments recognized by TeleCorp of its licensing costs and goodwill, respectively. The remaining $87 million represented our proportionate share of an impairment of licensing costs recognized by ACC.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,

(In Millions)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Accretion of mandatorily redeemable preferred stock	$6	$5	$1	19.3%	$13	$7	$6	61.8%

     Accretion of mandatorily redeemable preferred stock was $6 million and $5 million during the three months ended June 30, 2003 and 2002, respectively, and $13 million and $7 million during the six months ended June 30, 2003 and 2002, respectively. The accretion is associated with the Mandatorily redeemable preferred stock issued by us during February 2002 in conjunction with our acquisition of TeleCorp and reflects quarterly compounding. The increase in the first half of 2003 over the prior year period is due primarily to a full six months of accretion being reflected in 2003 as opposed to approximately four and one-half months in 2002. Effective with the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” on July 1, 2003, on a prospective basis, this accretion will be classified as Interest expense within our Consolidated Condensed Statements of Operations (see “Recent Accounting Pronouncements” below).

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,

	2003	2002	$ Change	2003	2002	$ Change

Income (loss) per basic and diluted share:
Income (loss) from continuing operations available to common shareholders	$0.08	$—	$0.08	$0.13	$(0.01)	$0.14
Income from discontinued operations	—	0.01	(0.01)	—	0.01	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—	(0.06)	0.06

Net income (loss) available to common shareholders	$0.08	$0.01	$0.07	$0.13	$(0.06)	$0.19

     Income (loss) from continuing operations available to common shareholders per share was income of $0.08 and zero for the three months ended June 30, 2003 and 2002, respectively, and was income of $0.13 for the six months ended June 30, 2003, compared with a loss of $0.01 for the six months ended June 30, 2002. The increased income per share in both current year periods was attributable primarily to higher Operating income and improved earnings from investments in unconsolidated subsidiaries.

     Income from discontinued operations per share was $0.01 for both the three and six months ended June 30, 2002.

     Cumulative effect of change in accounting principle per share was zero for the three months ended June 30, 2002 and a loss of $0.06 for the six months ended June 30, 2002.

     Net income (loss) available to common shareholders per share was income of $0.08 and $0.01 for the three months ended June 30, 2003 and 2002, and was income of $0.13 for the six months ended June 30, 2003, compared with a loss of $0.06 for the six months ended June 30, 2002. The improvement in net income (loss) per share in both current year periods was attributable primarily to higher Income from continuing operations earned in 2003. Also contributing to the 2003 year-to-date improvement was the Cumulative effect of change in accounting principle recorded during the first quarter of 2002.

OIBDA DISCUSSION

     We believe OIBDA and OIBDA margin to be relevant and useful information to our investors as these are used by our management to evaluate the operating performance of our consolidated operations. Additionally, our $2.5 billion credit facility (under which currently no amounts are outstanding) requires us to maintain certain financial ratios, including a specified ratio of net-debt-to-Operating Income before Depreciation and amortization expenses. Lastly, we use OIBDA for planning purposes, and multiples of current or projected OIBDA in our discounted cash flow models to determine the value of our licensing costs and our overall enterprise valuation. We believe OIBDA and OIBDA margin are useful measures of our ability to grow our revenue faster than our operating expenses, excluding those expenses associated with our capital investments. OIBDA excludes certain items, including Net equity (losses) earnings from our unconsolidated subsidiaries and Other income (expense) that we believe are not indicative of our core operating results. OIBDA also excludes Interest expense and the Provision for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structures, which management does not consider when evaluating the profitability of our core operations. Finally, OIBDA excludes Depreciation and amortization expenses, in order to eliminate the impact of capital investments, which management believes is better evaluated through its impact on Free Cash Flow. OIBDA and OIBDA margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. OIBDA and OIBDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies.

Reconciliation of OIBDA to Consolidated Net Income (Loss)

     The following table summarizes the reconciliation of OIBDA to consolidated Net income (loss):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

(In Millions)	2003	2002	2003	2002

OIBDA	$1,186	$1,019	$2,296	$1,839
Depreciation and amortization	(735)	(684)	(1,470)	(1,326)
Other income (expense)	50	7	20	(24)
Interest expense	(207)	(195)	(391)	(310)
Provision for income taxes	(57)	(57)	(103)	(69)
Net equity (losses) earnings from investments in unconsolidated subsidiaries	(9)	(93)	18	(135)
Income from discontinued operations	—	27	—	39
Cumulative effect of change in accounting principle	—	—	—	(166)

Net income (loss)	$228	$24	$370	$(152)

OIBDA for the Three and Six Months Ended June 30, 2003, Compared with the Three and Six Months Ended June 30, 2002

     OIBDA for the three months ended June 30, 2003, was $1,186 million, compared with $1,019 million for the three months ended June 30, 2002, and was $2,296 million for the six months ended June 30, 2003, compared with $1,839 million for the six months ended June 30, 2002. The growth in OIBDA in both current year periods was due primarily to increased Services revenue; lower selling and marketing costs, primarily advertising and promotion expenses; and a reduction in incollect expenses. These items were partially offset by increases in network-related costs, the severance-related charge discussed above, and higher customer care and IT-related expenses related to two back office support systems. OIBDA in the second quarter of 2002 was unfavorably affected by the increased Provision for uncollectible receivables related to WorldCom and the charge recorded for the wind-down of our air-to-ground operations.

Reconciliation of OIBDA Margin to Consolidated Net Income (Loss) as a Percentage of Services Revenue

     The following table summarizes the reconciliation of OIBDA margin to consolidated Net income (loss) as a percentage of Services revenue:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

OIBDA margin	30.1%	28.1%	29.9%	26.4%
Depreciation and amortization as a percentage of Services revenue	(18.7)%	(18.9)%	(19.1)%	(19.0)%
Other income (expense) as a percentage of Services revenue	1.3%	0.2%	0.3%	(0.3)%
Interest expense as a percentage of Services revenue	(5.2)%	(5.4)%	(5.1)%	(4.5)%
Provision for income taxes as a percentage of Services revenue	(1.5)%	(1.6)%	(1.4)%	(1.0)%
Net equity (losses) earnings from investments in unconsolidated subsidiaries as a percentage of Services revenue	(0.2)%	(2.5)%	0.2%	(2.0)%
Income from discontinued operations as a percentage of Services revenue	—	0.8%	—	0.6%
Cumulative effect of change in accounting principle as a percentage of Services revenue	—	—	—	(2.4)%

Net income (loss) as a percentage of Services revenue	5.8%	0.7%	4.8%	(2.2)%

OIBDA Margin for the Three and Six Months Ended June 30, 2003, Compared with the Three and Six Months Ended June 30, 2002

     OIBDA margin was 30.1 percent for the three months ended June 30, 2003, compared with 28.1 percent for the three months ended June 30, 2002, and was 29.9 percent for the six months ended June 30, 2003, compared with 26.4 percent for the six months ended June 30, 2002. The OIBDA margin improvement in both current year periods was primarily due to reductions in incollect and sales and marketing expenses, as well as the Provision for uncollectible receivables as a percentage of Services revenue. Partially offsetting the OIBDA margin increases in 2003 were increased network costs as a percentage of Services revenue.

LIQUIDITY AND CAPITAL RESOURCES

     We expect to fund our capital requirements for at least the next 12 months by using existing cash balances, which totaled $4.6 billion as of June 30, 2003; cash generated from operations; and if necessary, by accessing external sources of capital including the issuance of commercial paper, public equity or debt securities, or by drawing on our committed receivables securitization program and credit facilities. As of June 30, 2003, we had access to $8.6 billion, including our cash balance and committed, untapped sources of liquidity. We may also generate cash from the sale of non-strategic investments or excess spectrum. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth. We currently do not pay any dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future.

Statements of Cash Flows Discussion

		For the Six Months
		Ended June 30,

(In Millions)	2003	2002	$ Change	% Change

Net Cash Flows:
Provided by operating activities of continuing operations	$2,705	$1,339	$1,366	102.0%
Used in investing activities of continuing operations	(887)	(2,645)	1,758	66.5%
Provided by financing activities of continuing operations	441	1,749	(1,308)	(74.8)%
Used by discontinued operations	—	(7)	7	100.0%
Net increase in cash due to adoption of FIN 46	16	—	16	100.0%

Net Cash Provided by Operating Activities of Continuing Operations

     Net cash provided by operating activities of continuing operations for the six months ended June 30, 2003, was $2,705 million, compared with $1,339 million for the six months ended June 30, 2002. The increase in Net cash provided by operating activities from continuing operations was due primarily to the $511 million in proceeds received from the 2002 NOL carryback, discussed below, higher Operating income (excluding Depreciation and amortization) during 2003, the $245 million in proceeds received from the termination of our interest rate swap agreements relating to the long-term portion of our hedged debt, and a lower use of working capital. During the quarter, we continued our focus on working capital management, including maintaining tight credit standards and increased collection efforts related to our Accounts receivables; maintaining appropriate inventory models and levels of inventory in our retails stores and warehouses; and improving days payable outstanding through working with our vendors on payment terms.

     For the year ended December 31, 2002, we generated a NOL of $2.8 billion, of which $1.5 billion was carried back during the second quarter of 2003 for a refund of taxes paid by AT&T totaling $536 million. Prior to the filing of the refund claim, our deferred tax liabilities (excluding the deferred tax liabilities related to licensing costs and goodwill) exceeded our deferred tax assets. Therefore, we determined that we no longer required a valuation allowance against our deferred tax assets, other than those deferred tax assets associated with actual and potential capital losses and state NOLs that were deemed more likely than not to expire unused. As we no longer required a full valuation allowance, the 2002 NOL carryback was reflected as a reduction of our long-term deferred tax assets. We received $511 million of this refund during the second quarter of 2003; the remaining $25 million will be held in escrow pursuant to the terms of an agreement between AT&T and us, and will be reflected as a receivable in Other assets until distribution from the escrow. The balance of the 2002 NOL not carried back can be carried forward to offset our taxable income in future years.

Net Cash Used in Investing Activities of Continuing Operations

     Net cash used in investing activities of continuing operations for the six months ended June 30, 2003, was $887 million, compared with $2,645 million for the six months ended June 30, 2002. The decrease in Net cash used in investing activities during the first half of 2003 was primarily the result of lower capital expenditures, as well as fewer contributions made to unconsolidated subsidiaries. Investing activities of continuing operations for the six months ended June 30, 2002 also included the assumption of cash balances acquired as a result of the TeleCorp acquisition, partially offset by the issuance of a long-term note receivable to an unconsolidated subsidiary.

     On June 18, 2003, Verizon Communications Inc. and us jointly signed an agreement to sell our combined 49 percent interest in Eurotel Praha to Cesky Telecom for $1.05 billion. Cesky Telecom currently owns 51 percent of Eurotel Praha. We expect to receive $525 million from the sale upon closing. Additionally, we expect to receive a dividend payment of $100 million from Eurotel Praha prior to closing. The transaction is expected to close in the fourth quarter of 2003. The sale transaction is subject to regulatory approvals and Cesky Telecom’s ability to finance the purchase.

Net Cash Provided by Financing Activities of Continuing Operations

     Net cash provided by financing activities of continuing operations for the six months ended June 30, 2003, was $441 million, compared with $1,749 million for the six months ended June 30, 2002. Financing activities of continuing operations for the six months ended June 30, 2003 included the receipt of the $436 million income tax refund from AT&T discussed below. Financing activities of continuing operations for the six months ended June 30, 2002 primarily included net proceeds of $3.0 billion from our Senior Notes offering in April 2002 and cash proceeds of $382 million from the sale of our common shares to NTT DoCoMo, Inc. (DoCoMo) in connection with DoCoMo’s exercise of its preemptive right triggered by the TeleCorp acquisition. Partially offsetting these proceeds was the repayment of approximately $1.6 billion of TeleCorp debt subsequent to the acquisition, including the repayments of the TeleCorp public debt during the second quarter of 2002.

     For the tax return period July 10, 2001, through December 31, 2001, we incurred a NOL of $1.3 billion. Under the tax-sharing agreement with AT&T, the NOL was carried back for a refund of taxes paid by AT&T, as the common parent of an affiliated group that included AT&T Wireless Services. We established a receivable in Shareholders’ Equity in the amount of $461 million as of December 31, 2002, with a corresponding increase to Additional paid-in capital. The 2001 NOL carryback was reflected as a capital contribution from AT&T as we required a full valuation allowance on our deferred tax assets as of December 31, 2002. Accordingly, it was determined that we would not have been able to realize this NOL carryback as a stand-alone entity. In January 2003, we received $436 million relating to the refund claim. The remaining $25 million will be held in escrow pursuant to the terms of an agreement between AT&T and us, and will be reflected as a Receivable from former parent, AT&T, until distribution from the escrow.

     On July 24, 2003, we announced offers to repurchase for cash any and all outstanding 11.625 percent TeleCorp Wireless, Inc. Senior Subordinated Discount Notes due April 15, 2009, and 12.75 percent Tritel PCS, Inc. Senior Subordinated Discount Notes due May 15, 2009. The TeleCorp Wireless, Inc. notes had a face value of $374 million and a carrying value of $361 million as of June 30, 2003. The Tritel PCS, Inc. notes had a face value of $242 million and a carrying value of $237 million as of June 30, 2003. We are guarantors of these notes. By the expiration of the offer on August 1, 2003, we retired $331 million face value of the TeleCorp Wireless, Inc. notes and $209 million face value of the Tritel PCS, Inc. notes for $568 million in cash. As a result of the debt repurchase, we recorded a loss of $39 million on the early extinguishment of debt within Other income (expense) during the third quarter of 2003.

Free Cash Flow Discussion

     We believe Free Cash Flow to be relevant and useful information to our investors as this measure is used by our management in evaluating our liquidity and the cash generated by our consolidated operating businesses. Our definition of Free Cash Flow does not take into consideration cash generated or used to purchase license spectrum, cash used to acquire other businesses, or cash generated or used related to our unconsolidated subsidiaries. Additionally, our definition of Free Cash Flow does not reflect cash used to repurchase or fund debt obligations. Free Cash Flow reflects cash available for financing activities, to strengthen our balance sheet, or cash available for strategic investments, including spectrum acquisitions, acquisitions of businesses, or investments in joint ventures and other unconsolidated subsidiaries. Free Cash Flow should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. Free Cash Flow, as we have defined it, may not be comparable to similarly titled measures reported by other companies.

	For the Three Months Ended	For the Six Months Ended
(In Millions)	June 30, 2003	June 30, 2003

Net cash provided by operating activities of continuing operations	$1,430	$2,705
Less: Capital expenditures and other additions	373	874

Free Cash Flow	$1,057	$1,831

     Free Cash Flow for the three months ended June 30, 2003 was $1,057 million and represented the Net cash provided by operating activities of continuing operations of $1,430 million, less cash used for Capital expenditures and other additions, which totaled $373 million. Free Cash Flow for the six months ended June 30, 2003 was $1,831 million and represented the Net cash provided by operating activities of continuing operations of $2,705 million, less cash used for Capital expenditures and other additions, which totaled $874 million. The Free Cash Flow generation in both the second quarter and six-month periods of 2003 was driven primarily by our strong OIBDA. Free Cash Flow in the second quarter included $511 million received from the 2002 NOL carryback. Free Cash flow in the six months ended June 30, 2003 included both the $511 million received from the 2002 NOL carryback and the $245 million cash received for the termination of our interest rate swap agreements. Offsetting these items were our Capital expenditures and other capital additions and net interest payments made during the year. We expect Free Cash Flow to vary from quarter to quarter, and we do not expect to remain at this quarterly level throughout 2003, primarily due to anticipated higher capital expenditures during the second half of 2003 as compared to the first six months, the seasonality of our OIBDA, and the one-time items reflected in our year-to-date Free Cash Flow related to the income tax refund and interest rate swap payments.

Sources of Liquidity

Accounts Receivable Securitization Program, Credit Facilities, and Commercial Paper Agreements

     In March 2003, we renewed our accounts receivable securitization program and increased the size of the program from $1.2 billion to $1.6 billion. As of June 30, 2003, availability under the program was approximately $1.5 billion based on our accounts receivable balance allowed for under the program. The program allows us to obtain financing collateralized by subscriber trade accounts receivable. Under the program, we can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary. The wholly owned subsidiary would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to a program fee of 15 to 25 basis points and a liquidity fee of 22.5 to 50 basis points, both of which are based on our Senior Notes rating. We intend to use any proceeds from this financing arrangement for general corporate purposes. This financing arrangement is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event that our long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. See discussion of our credit ratings below. We are currently in compliance with the securitization covenants and have no amounts outstanding under this financing arrangement.

     In both March of 2002 and 2003, we renewed our $1.25 billion 364-day Competitive Advance and Revolving Credit Facility. Both our 364-day Competitive Advance and Revolving Credit Facility, which expires in March 2004, and our $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility, which expires in March 2006, require us to maintain certain financial ratios, including a net-debt-to-Operating Income before Depreciation and amortization expenses ratio of 4X or less and an interest coverage ratio of 3.5X or higher. We are currently in compliance with these financial ratios. The facilities are subject to a facility fee, which will fluctuate based on our Senior Notes rating. We currently have no amounts outstanding under the facilities.

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

Credit Rating Discussion

     Our credit ratings impact our ability to obtain short- and long-term financing, and the cost of such financing. In determining our credit ratings, the rating agencies consider a number of factors, including our OIBDA, operating cash flow, total debt outstanding, off-balance sheet obligations, commitments, interest requirements, liquidity needs, and availability of liquidity. Other factors considered may include our business strategy, the condition of our industry, and our position within the industry. Although we understand that these and other factors are among those considered by the rating agencies, each agency might calculate and weigh each factor differently.

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

Capital Requirements

     Our operating capital requirements during 2003 will be driven primarily by expenditures associated with our network, interest payments, and acquisition of new subscribers. Additional capital requirements may include spectrum purchases, acquisitions of businesses, and cash contributions and advances to our unconsolidated subsidiaries. We continually evaluate all options related to our outstanding debt and equity securities. We may choose to retire a portion of our debt prior to its scheduled maturity, or exercise the call opportunities related to our TeleCorp Wireless, Inc. or Tritel PCS, Inc. Senior Subordinated Notes, which are available to us beginning in 2004. In conjunction with our tender offer ending August 1, 2003, we retired a substantial amount of these notes. See “Net Cash Provided by Financing Activities of Continuing Operations” above for further information regarding this debt repurchase.

Capital Requirements — Capital Expenditures and Handsets

     The operation, upgrade, and expansion of our networks will continue to require substantial amounts of capital. Our Capital expenditures and other capital additions discussed below are calculated on an accrual basis, and therefore, may vary from the cash outflows reported during the period on our Statements of cash flows (see reconciliation below). Capital expenditures, including capital additions related to internal-use software, totaled $542 million and $970 million for the three and six months ended June 30, 2003, respectively. The majority of capital spending during the first half of 2003 related to the GSM/GPRS network, including capacity expansion and overlay of TeleCorp markets. Second quarter capital expenditures also included spending for IT projects to replace our legacy systems and for government-mandated initiatives. During 2003, we expect to spend approximately $3.0 billion on capital expenditures, including capital additions related to internal-use software. Our purchase commitments for network equipment and handsets, including commitments entered into subsequent to June 30, 2003, totaled $1.2 billion, with remaining payments to be made by the end of 2004.

	For the Three Months Ended		For the Six Months Ended

(In Millions)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Reported accrual-basis capital expenditures, including internal use software	$542	$930	$970	$1,633
Add: Net impact of capital accruals and non-cash purchases of Property, plant, and equipment	(169)	117	(96)	445

Cash-basis capital expenditures, including internal use software	$373	$1,047	$874	$2,078

Capital Requirements — Spectrum

     We may also require substantial capital to purchase additional spectrum licenses. Access to additional spectrum in critical markets will help us to meet demand for existing wireless products and facilitate deployment of next-generation services in critical markets.

Capital Requirements — Interest Payments

     Our Senior Notes and Senior Subordinated Notes include the following interest payment requirements and maturity dates:

Principal Amount as of June 30, 2003 (1)		Interest Rate		Interest Payments	Maturity

(In Millions)
AT&T Wireless Services, Inc. Senior Notes:
	$250	6.875	%(2)	Semiannually	April 18, 2005
	$1,000	7.350	%(2)	Semiannually	March 1, 2006
	$750	7.500	%(2)	Semiannually	May 1, 2007
	$3,000	7.875%		Semiannually	March 1, 2011
	$2,000	8.125	%(2)	Semiannually	May 1, 2012
	$2,500	8.750%		Semiannually	March 1, 2031

	$9,500

TeleCorp Wireless, Inc. Senior Subordinated Notes:
	$345	11.625%		(3)	April 15, 2009
	$292	10.625%		Semiannually	July 15, 2010

	$637

Tritel PCS, Inc. Senior Subordinated Notes:
	$216	12.75%		(4)	May 15, 2009
	$292	10.375%		Semiannually	January 15, 2011

	$508

(1)	Principal amount represents the face value of the notes less any contractual discounts. Principal amounts do not include premiums recorded associated with purchase accounting adjustments for TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes.

(2)	During the first quarter of 2003, we terminated all of our interest rate swap agreements, which had a total notional value of $2.8 billion. We received total cash proceeds of $289 million, of which $245 million represented the fair value of the portion of our long-term debt that was hedged. The remaining cash proceeds represented the fair value of the interest component of the hedged debt as of the termination dates of the interest rate swaps. The swaps were entered into as hedges of the fair value of $250 million of the 6.875 percent Senior Notes due April 2005, $1.0 billion of the 7.35 percent Senior Notes due March 2006, $750 million of the 7.5 percent Senior Notes due May 2007, and $800 million of the 8.125 percent Senior Notes due May 2012.

(3)	Interest accrues to the principal balance of these Discount Notes until April 15, 2004. Interest will be paid in cash semiannually beginning October 15, 2004. In conjunction with our tender offer ending August 1, 2003, we retired a substantial amount of these notes. See “Net Cash Provided by Financing Activities of Continuing Operations” above for further information regarding this debt repurchase.

(4)	Interest accrues to the principal balance of these Discount Notes until May 15, 2004. Interest will be paid in cash semiannually beginning November 15, 2004. In conjunction with our tender offer ending August 1, 2003, we retired a substantial amount of these notes. See “Net Cash Provided by Financing Activities of Continuing Operations” above for further information regarding this debt repurchase.

Capital Requirements — Contractual Obligations

(In Millions)

Contractual Obligations		Payments Due by Period (1)			After 5
As of June 30, 2003 (unless otherwise noted)	Total	Less than 1 year	2-3 years	4-5 years	years
Operating leases (2)	$2,754	$611	$1,040	$557	$546
Dedicated leased lines (3)	617	198	317	102	—
Purchase obligations (4)	2,153	285	1,468	400	—
Long-term debt (5)	10,932	8	1,266	889	8,769
Obligation related to ANW venture agreement (6)	145	—	—	145	—
Mandatorily redeemable preferred stock (7)	846	—	—	—	846

Total contractual cash obligations	$17,447	$1,102	$4,091	$2,093	$10,161

(1)	Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	Represents our commitments associated with operating leases as of December 31, 2002 and are associated with contracts that expire in various years through 2035. Payments due reflects fixed rent expense.

(3)	Represents our commitments with our primary local exchange carriers for dedicated leased lines as of December 31, 2002. The original terms of these commitments vary from month-to-month up to five years.

(4)	Unconditional purchase obligations include commitments to purchase network equipment and handsets (including purchase commitments entered into subsequent to June 30, 2003), and commitments to purchase certain long-distance and network data services under our Master Carrier Agreement with AT&T. See Note (j) to our consolidated condensed financial statements.

(5)	Amounts are equal to the annual maturities of our Long-term debt outstanding. In conjunction with our tender offer ending August 1, 2003, we retired a substantial amount of our TeleCorp Wireless, Inc. and Tritel PCS, Inc. Senior Subordinated Notes. See “Net Cash Provided by Financing Activities of Continuing Operations” above for further information regarding this debt repurchase.

(6)	Represents our obligation associated with ANW’s other owners’ rights to require us to purchase their interests in ANW.

(7)	This commitment represents the total liquidation preference upon redemption (December 13, 2020) of our Mandatorily redeemable preferred stock.

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

     We are currently a party to various claims and legal proceedings. We also make routine filings with the FCC and state regulatory authorities, as well as federal, state, and local tax authorities. If we believe that a loss arising from these actions and/or filings is probable and can reasonably be estimated, an amount is recorded for the estimated loss. As additional information becomes available, the potential liability related to the actions is assessed and the estimates are revised, if necessary. Based upon currently available information, we do not believe that the ultimate outcome of these actions beyond that provided for as of June 30, 2003, individually and in the aggregate, will have a material adverse effect on our consolidated financial statements. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on our consolidated financial statements in future periods. While it is not possible to predict the ultimate outcome of these matters, historically, we have been successful in defending ourselves against claims and suits that have been brought against us, and payments made in such claims and actions have not been material to our consolidated financial statements.

     We enter into purchase orders in the ordinary course of business for materials, supplies, and other items. Additionally, we have agreements with other wireless carriers that allow our customers to roam on other carriers’ wireless systems. These agreements establish general terms and charges for system usage, and in some cases also establish minimum usage requirements.

Off-Balance Sheet Arrangements

     DoCoMo holds 41.7 million of our common stock warrants with a strike price of $35 per share. This off-balance sheet financing arrangement is not material to our overall results of operations or financial condition.

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

QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     We are exposed to market risk from changes in interest and foreign exchange rates related to our consolidated operations, as well as with our international unconsolidated subsidiaries’ operations. Additionally, we are exposed to market risk associated with changes in the price of AT&T Wireless Services common stock relating to outstanding common stock warrants. We have minimal cash flow exposure related to interest rate changes associated with our long-term, fixed-rate debt. From time to time, we may use certain derivative financial instruments, primarily interest rate swaps, to manage our interest rate risks. We do not use derivative financial instruments for trading or speculative purposes.

     As of June 30, 2003, we had outstanding $9.5 billion of Senior Notes of AT&T Wireless Services, Inc. with fixed interest rates ranging from 6.875 percent to 8.75 percent, and with maturity dates between 2005 and 2031. As of June 30, 2003, we had not entered into any derivative financial instruments to manage our market risks associated with these notes.

     As of June 30, 2003, we had outstanding $1.2 billion of Senior Notes of TeleCorp Wireless, Inc. and Tritel PCS, Inc., both of which are wholly owned subsidiaries of AT&T Wireless Services, Inc. These notes have fixed interest rates ranging from 10.375 percent to 12.75 percent with maturity dates between 2009 and 2011. As of June 30, 2003, we had not entered into any derivative financial instruments to manage our market risks associated with these notes. In conjunction with our tender offer ending August 1, 2003, we retired a substantial amount of these notes. See “Net Cash Provided by Financing Activities of Continuing Operations” above for further information regarding this debt repurchase.

     We may have future interest rate risk associated with our Competitive Advance and Revolving Credit Facilities, as well as our commercial paper program. If drawn upon, the credit facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending upon our Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. As of June 30, 2003, there were no amounts outstanding under the facilities, or any notes outstanding under commercial paper program.

     We may have future interest rate risk associated with our accounts receivable securitization program. The program is subject to variable interest rates based upon, in various cases, (i) LIBOR plus or minus a variable spread depending upon demand or (ii) LIBOR plus a fixed spread depending upon our Senior Notes rating. As of June 30, 2003, there were no amounts outstanding under the program.

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

FINANCIAL CONDITION AT JUNE 30, 2003, COMPARED WITH DECEMBER 31, 2002

	At	At
(In Millions)	June 30, 2003	December 31, 2002

Total assets	$47,876	$45,806
Total liabilities	19,377	18,246
Minority interest	82	48
Mandatorily redeemable preferred stock	164	151
Mandatorily redeemable common stock	7,664	7,664
Total shareholders’ equity	$20,589	$19,697

     Total assets increased to $47,876 million at June 30, 2003, an increase of $2,070 million, or 4.5 percent, compared with December 31, 2002. The increase in Total assets as of June 30, 2003, was due to an increase in Cash and cash equivalents resulting from positive cash flow from operations, the receipt of $947 million in federal tax refund claims from AT&T related to our 2001 and 2002 tax net operating losses, and the $245 million in total cash proceeds received related to the termination of our interest rate swap agreements in the first quarter of 2003.

     Total liabilities were $19,377 million at June 30, 2003, an increase of $1,131 million, or 6.2 percent, compared with December 31, 2002. The increase in Total liabilities as of June 30, 2003, was due primarily to an increase in Long-term debt with the adoption of FIN 46, as well as an increase in net deferred tax liabilities reflecting the reduction in tax assets resulting from the receipt of refunds associated with our federal tax NOL carrybacks.

     Mandatorily redeemable preferred stock totaling $164 million and $151 million as of June 30, 2003 and December 31, 2002, respectively, represented the fair value of the Mandatorily redeemable preferred stock issued by us in conjunction with the acquisition of TeleCorp and related dividend accretion subsequent to the acquisition date. Our initial adoption of SFAS No. 150 on July 1, 2003, will require us to reclassify our Mandatorily redeemable preferred stock to long-term liabilities within our Consolidated Condensed Balance Sheets (see “Recent Accounting Pronouncements” below).

     Mandatorily redeemable common stock totaling $7,664 million as of June 30, 2003 and December 31, 2002, represented the fair value as of the split-off date of the AT&T Wireless Services common shares held by DoCoMo. These shares are presented as Mandatorily redeemable common stock due to certain redemption rights held by DoCoMo. Under certain circumstances, DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if we fail to meet specified technological milestones.

     Shareholders’ equity was $20,589 million at June 30, 2003, an increase of $892 million, or 4.5 percent, from December 31, 2002. The increase in Shareholders’ equity resulted primarily from the collection of $436 million of the total $461 million Receivable from former parent, AT&T, related to our federal tax refund claim filed in December 2002. Additionally, the Net Income earned during the first half of 2003 reduced the accumulated deficit.

GOODWILL AND LICENSING COSTS

     As of June 30, 2003, we had goodwill and U.S. licensing costs totaling $7,278 million and $14,590 million, respectively. In accordance with SFAS No. 142, we are required to test on an annual basis both acquired goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, for impairment based upon a fair value approach. We have chosen to perform our annual impairment reviews of both goodwill and U.S. licensing costs during the third quarter of each fiscal year. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale, or disposition of a significant portion of the business, or other factors. If our market value continues to be less than our book value for an extended period of time, it could trigger the need for impairment tests of acquired goodwill between annual tests. Other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

     We believe that a discounted cash flow model is the best measure of fair value for our reporting unit. However, the average trading value of our common stock, based on its closing price for the ten trading days before and after quarter-end, was $5.65, $4.22, $6.68, $6.64, and $8.13 for the quarters ended June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003, and June 30, 2003, respectively, reflecting a market capitalization that is significantly lower than the fair value determined using discounted cash flows. If our market price were used to derive the fair value of our reporting unit, we would need to consider other items that may affect the fair value of the reporting unit as a whole, such as a control premium. If this method was used and we failed to pass the first step of the impairment test, it is reasonably possible that a goodwill impairment would result. While we do not use our market price to determine the fair value of our reporting unit, we expect convergence between our market capitalization and discounted cash flow valuation to occur over time. If this does not occur, it may signal the need for impairment charges.

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

     We hold equity interests in various U.S. and international ventures and partnerships. These ventures and partnerships operate primarily in the wireless telecommunications industry. Equity investments in which we have the ability to exercise significant influence, but do not have voting control other than where we are deemed to be the primary beneficiary, are accounted for under the equity method of accounting. Investments in which we do not have the ability to exercise significant influence are accounted for under the cost method. We review our significant cost and equity method investments at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, to determine whether a decline in the fair value of our investment below its carrying value is deemed to be other than temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments. In the event that the carrying value of an investment exceeds its fair value, we evaluate, among other factors, the duration and extent to which the fair value is less than the carrying value; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. We may record impairment charges in the future if there are further declines in the fair values of our investments, which we deem to be other than temporary.

     In the third quarter of 2003, we recognized a pretax impairment charge of $62 million within Net equity (losses) earnings from investments in unconsolidated subsidiaries associated with our non-strategic investment in Far EasTone Telecommunications, Ltd. This impairment charge was recognized due to a decline in the fair value of the investment that management deemed to be other than temporary.

     On July 11, 2003, we entered into a set of agreements with Dobson and ACC, which included establishing the terms pursuant to which we will return our interest in, and thereby withdraw from ACC Acquisition LLC, the parent company of ACC, later this year.

     On June 18, 2003, Verizon Communications Inc. and us jointly signed an agreement to sell our combined 49 percent interest in Eurotel Praha to Cesky Telecom for $1.05 billion. Cesky Telecom currently owns 51 percent of Eurotel Praha. We expect to receive

$525 million from the sale upon closing. Additionally, we expect to receive a dividend payment of $100 million from Eurotel Praha prior to closing. The transaction is expected to close in the fourth quarter of 2003. The sale transaction is subject to regulatory approvals and Cesky Telecom’s ability to finance the purchase.

     On June 17, 2003, we completed a transaction with a subsidiary of Dobson. We transferred to Dobson our wireless properties in two Alaska markets and our shares of Dobson Series AA preferred stock. In exchange, we received Dobson’s wireless properties in two California markets. As a result of the transaction, we recorded a pretax gain of $39 million within Other income (expense) during the three months ended June 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the EITF reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables. We adopted this statement on July 1, 2003, and will apply it on a prospective basis. Our initial adoption of this consensus will not have a material impact on our results of operations, financial position, or cash flows.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. Our initial adoption of this statement on July 1, 2003 will not have a material impact on our results of operations, financial position, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Specifically, it requires that financial instruments within the scope of the statement be classified as liabilities because they embody an obligation of the issuer. Under previous guidance, many of these instruments could be classified as equity or be reflected as mezzanine equity between liabilities and equity on the balance sheet. Our initial adoption of this statement on July 1, 2003, will require us to reclassify our Mandatorily redeemable preferred stock to long-term liabilities within our Consolidated Condensed Balance Sheets. Additionally, on a prospective basis, the accretion relating to our Mandatorily redeemable preferred stock will be classified as Interest expense within our Consolidated Condensed Statements of Operations.

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

     There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the development of new technologies, products and services, and as the rate of subscriber growth for the industry slows. Other two-way wireless providers, including resellers, serve each of the markets in which we compete. Some of the indirect retailers who sell our services also sell our competitors’ services. A majority of U.S. markets have five or more commercial mobile radio service providers, and all of the top 50 U.S. metropolitan markets have at least four, and in some cases as many as seven or more, facilities-based wireless service providers offering wireless services. This competition puts downward pressure on revenue growth and profit margins, and we expect this trend to continue. Carriers compete principally on service area, price and service quality. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors, including service quality, service area, new services, changes in consumer preferences, demographic trends, economic conditions and competitors’ discount pricing strategies.

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

Implementation of wireless local number portability could negatively impact our business.

     The FCC has mandated that wireless carriers provide for local number portability by November 24, 2003. This would allow subscribers to keep their wireless phone number when switching to a different service provider. We anticipate number portability will increase churn, which is likely to increase our costs. A high rate of churn would adversely affect our results of operations because of loss of revenue and because the cost of adding a new subscriber, which generally includes a commission expense and/or significant handset discounts, is a significant factor in income and profitability for participants in the wireless industry. We may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability. It is unclear whether the wireless industry is fully prepared to implement number portability. If consumer dissatisfaction results, it could adversely impact industry growth.

Deployment of our GSM/GPRS network requires significant network build-out and system implementation.

     We need to complete significant build-out activities and enhancements, including:

•	completion of build-out activities in some of our existing wireless markets;

•	enhancement of our GSM/GPRS network;

•	deployment of next-generation technology to support enhanced data services and increase network efficiency.

     Failure to fully deploy our GSM/GPRS network and support facilities and systems or increased cost of the build-out and launch could have a material adverse effect on our operations and financial condition. As we deploy and expand our GSM/GPRS network, we may need to acquire additional spectrum or reallocate spectrum previously utilized by our TDMA network in certain markets. Reallocation could result in disruptions to, or decreased quality of service to TDMA customers in those markets, or may result in our

TDMA customers roaming on another wireless service provider’s system in that market, which could increase our roaming costs. Although we plan to build out our GSM/GPRS network over virtually all of our TDMA footprint, the actual coverage area may vary in certain markets, which could adversely affect consumer demand for our GSM/GPRS service. As we continue to build out and enhance our GSM/GPRS network, we must, among other things, continue to:

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

We may incur increased costs if we fail to successfully develop, implement and install upgraded information technology systems to support our network expansion and technology migration strategy.

     Due to the accelerated build-out of our GSM/GPRS network, many of the customer care and infrastructure support systems for this network are not fully implemented. If these new systems are unable to handle additional volume as our customer base grows, our service levels, operating efficiency and our profitability could be adversely impacted. We intend to rely on the services of various companies in order to develop and install necessary support systems. However, we may not be able to obtain satisfactory contractors on economically attractive terms or ensure that our contractors or the systems they install will perform as we expect. We intend to migrate our TDMA customers from our existing support systems to these new systems once they are established. If we are unable to migrate our TDMA subscribers from our legacy systems, or if this migration is delayed, it could increase our customer care and IT-related costs, which would adversely affect our profitability and cash flows.

We may encounter difficulties implementing our GSM/GPRS deployment strategy, which could have a negative impact on subscriber growth and retention, and our financial results.

     Our technology strategy involves operating our recently deployed GSM/GPRS network separately from our TDMA network. We may not be able to achieve or maintain the balanced loading on each network necessary to optimize capital spending or operational expenses. Failure to achieve the proper balance could require us to invest additional capital in our TDMA network to avoid service degradation in certain markets. We initially deployed our GSM/GPRS equipment at our existing TDMA sites, to the extent possible. Due to the different operating characteristics of TDMA and GSM/GPRS equipment, the actual coverage area of our GSM/GPRS network will vary from our TDMA network, particularly where we have deployed a GSM/GPRS system utilizing 1900 MHz spectrum over a TDMA system using 850 MHz spectrum. This may result in customer dissatisfaction.

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

If our wireless service offerings do not meet customer expectations, it could limit our ability to attract and retain customers.

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

Our business and operations would be adversely affected if we fail to acquire adequate radio spectrum.

     Our domestic business depends on the ability to use portions of the radio spectrum licensed by the FCC. We could fail to obtain sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, in order to meet the expanded demands for our existing services in critical markets, as well as to enable deployment of next-generation services. Such a failure could have a material adverse impact on the quality of our services or our ability to roll out such future services in some markets, or could require that we curtail existing services in order to make spectrum available for our next-generation services. We may acquire more spectrum through a combination of alternatives, including participation in spectrum auctions. As required by law, the FCC periodically conducts auctions for licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are provided for by laws administered by the FCC. The FCC may not allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses. Even if the FCC determines to conduct further auctions in the future, we may not be successful in those future auctions in obtaining the spectrum that we believe is necessary to implement our business and technology strategies. We may also seek to acquire radio spectrum through purchases and swaps with other spectrum licensees or otherwise, including by purchases of other licensees outright. However, we may not be able to acquire sufficient spectrum through these types of transactions, and we may not be able to complete any of these transactions on favorable terms.

In many areas, we rely on roaming agreements with affiliates or other carriers to provide service to our customers outside our coverage area. Our business and operations could be adversely affected if we are unable to establish new relationships to expand our GSM/GPRS service area or if our affiliates do not or cannot develop or expand their network in a manner consistent with ours.

     To accelerate the build out of wide scale coverage of the U.S. by a digital mobile wireless network operating on the technical standards we have adopted, we have entered into affiliation agreements with other entities that provide wireless services or hold spectrum licenses. Through roaming arrangements between these affiliates and us, our customers are able to obtain service in the affiliates’ territories, and the affiliates’ customers are able to obtain service in our territory. In all markets where these affiliates operate, we are at risk because we do not control the affiliates. As a result, we may not be able to compel these affiliates to participate in our technology migration strategy or to expand their coverage areas. Our ability to provide service on a nationwide level and to implement our next-generation strategy could be adversely affected if these affiliates are unable or unwilling to participate in the further development of our digital network, or if they cease to provide services comparable to those we offer on our networks.

     Our customers are not able to obtain GSM/GPRS service in many parts of the country, either because there is no GSM/GPRS network in that area, or because we do not have a GSM/GPRS roaming agreement with a service provider in that area. In order to effectively compete with carriers offering a larger service area, we need to expand our GSM/GPRS service area. We intend to establish new relationships to accelerate build-out of GSM/GPRS networks outside our coverage area, and enter into new or expanded roaming agreements with other carriers. If we are unable to establish such relationships, or if any of our affiliates, or other carriers with whom we have GSM/GPRS roaming relationships are unable to or do not successfully develop or expand their systems in a manner consistent with our network, our ability to service our customers and increase the quality and coverage area of our GSM/GPRS network could be adversely affected.

Our technology may not be competitive with other technologies or be compatible with next-generation technology.

     There are three principal digital transmission technologies, none of which is compatible with the others. We and other carriers selected TDMA technology for our second-generation network. We believe that this technology offers several advantages over other second-generation technologies. However, a number of other wireless service providers chose code division multiple access (CDMA) or GSM as their digital wireless technology. We have chosen a GSM platform to lower costs and to make available, among other things, enhanced data services using GPRS technology, and next-generation capabilities using enhanced data rates for global evolution (EDGE) and ultimately universal mobile telecommunications systems (UMTS) technologies. These technologies may not provide the advantages we expect and may increase the cost and complexity of complying with regulatory mandates, such as emergency 911 services. Some other wireless providers have chosen a competing wideband technology as their next-generation technology. As we implement our plans for deployment of technology for next-generation capabilities, we will continue to incur substantial costs associated with maintaining our expanding networks. Also, these networks are not compatible, and customers with phones that operate only on one network will not initially be able to use those phones on the other networks. There are risks inherent in the development of new next-generation equipment and we may face unforeseen costs, delays or problems that may have a material adverse effect on us.

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

Significant changes in wireless industry technology or demand for wireless service could materially adversely affect us.

     The wireless communications industry is experiencing significant technological change. This change includes:

•	evolving industry standards;

•	ongoing improvements in the capacity and quality of digital technology;

•	shorter development cycles for new products, enhancements and changes in end-user needs and preferences;

•	development of data and broadband capabilities;

•	migration to next-generation services; and

•	expanded availability and functionality of Wi-Fi services.

     The pace and extent of customer demand may not continue to increase, and airtime and monthly recurring charges may continue to decline. As a result, the future prospects of the industry and of our company and the success of our competitive services remain uncertain. Also, alternative technologies may develop that may provide wireless communications service or alternative service superior to that available from us, or that enable voice communication over unregulated frequencies. Such developments could have a material adverse affect on us.

We have substantial capital requirements that we will need to fund.

     Our strategy and business plan will continue to require capital investment, which we may not be able to obtain on favorable terms or at all. If we failed to obtain capital necessary to fund our business plan, we would have to delay, change or abandon those plans. We currently estimate that our capital expenditures will total approximately $3.0 billion in 2003. We also expect to incur additional capital expenditures in future years. The actual amount of the funds required to finance our network build out and other capital expenditures may vary materially from management’s estimate. Our contractual commitments for network equipment and handsets, including commitments entered into subsequent to June 30, 2003, total $1.2 billion. In addition, we anticipate that we will enter into material purchase commitments in the future. We also may require substantial additional capital for, among other uses, acquisitions of providers of wireless services, spectrum license or system acquisitions, system development and network capacity expansion. If we were unable to finance our capital commitments either through cash from operations or external financing, it would have a material adverse effect on our financial condition and results of operations.

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

     We have developed relationships with a small number of key vendors, including Nokia Mobile Phones, Inc., Sony Ericsson Mobile Communications, Siemens AG, Motorola, Inc., Sierra Wireless, Research in Motion (RIM) and Matsushita Electric Industrial Co., Ltd. (Panasonic) for our supply of wireless handsets and devices; Nortel Networks, Inc., Telefonaktiebolaget LM Ericsson, Nokia Networks, Inc. and Hewlett Packard Company for our supply of telecommunications infrastructure equipment; Convergys Information Management Group for our billing services; Bechtel Corporation for build out of our networks; and Siebel Systems, Inc. for information systems. We do not have operational or financial control over our key suppliers and have limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers were unable to honor, or otherwise fail to honor their obligations to us, we could experience disruptions of our business and adverse effects on our revenues and results of operations.

We rely on roaming arrangements with other carriers, which we may be unable to obtain or maintain in the future.

     We may not continue to be able to obtain or maintain roaming agreements with other wireless providers on terms that are acceptable to us. Our customers automatically can access another provider’s analog cellular or digital system only if the other provider allows our customers to roam on its network. We rely on agreements to provide roaming capability to our customers in many areas of the U.S. outside our coverage area and to improve coverage within our coverage area. Some competitors may be able to obtain lower roaming rates than we do because they have larger call volumes or because of their affiliations with, or ownership of, wireless providers. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we or our affiliates provide, the price of a roaming call may not be competitive with prices of other wireless providers for such call, and our customers may not be able to use any of the advanced features, such as voicemail notification, that the customer enjoys when making calls within our network. Finally, we may not be able to obtain roaming agreements for our GSM/GPRS and next-generation products and services with pricing or coverage we desire.

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

     A major equipment failure or a natural disaster or terrorist act that affects our mobile telephone switching offices, information systems, microwave links, third-party owned local and long distance networks on which we rely, our cell sites or other equipment or the networks of other providers on which our subscribers roam could have a material adverse effect on our operations. While we have insurance coverage for some of these events, our inability to operate our wireless system or access our information systems even for a limited time period, or the loss of subscriber data, may result in a loss of subscribers or impair our ability to serve our subscribers or attract new subscribers, which would have a material adverse effect on our business, results of operations and financial condition.

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

     As a result of the split-off, we ceased to be a member of the consolidated federal income tax return group of which AT&T is the common parent. Consequently, taxable income and losses, and our other tax attributes in post-split-off taxable periods can generally no longer offset taxable income or losses and other tax attributes of the AT&T consolidated tax return group. For two taxable years after the split-off, under U.S. federal income tax rules, to the extent provided by agreement, we would generally be able to carry back any such tax losses of members of the AT&T Wireless Group, subject to limitations, against taxable income of the AT&T consolidated tax return group for pre-split-off periods. The Job Creation and Worker Assistance Act of 2002 increased the carry back period for net operating losses from two years to five years for tax periods ending in 2001 or 2002. Under our tax sharing agreement with AT&T, we generally may only carry back net operating losses (and not other tax attributes) from post-split-off taxable periods to pre-split-off taxable periods, and only if those losses are significant and if AT&T consents, which consent AT&T has agreed not to withhold unreasonably. To the extent we have tax losses in post-split-off taxable periods, we would generally no longer receive current tax sharing payments with respect to those losses (other than payments attributable to net operating loss carrybacks as described above). Instead, except where those losses can be carried back, we would benefit from those losses only if and when we generated sufficient taxable income in future years to utilize those tax losses on a stand-alone basis. In addition, there may be tax costs associated with the split-off that result from our ceasing to be a member of the AT&T consolidated tax return group, as well as from pre-split-off transactions. If incurred, these costs could be material to our results.

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

     Some of the agreements that we have entered into with AT&T in connection with the split-off, including the brand license agreement, master carrier agreement and other commercial agreements, contain provisions that give one party rights in the event of a change of control of the other party. These provisions may deter a change of control. In the event of a change of control, the exercise of these rights could have a material adverse effect on us. To maintain our rights under the brand license agreement, we must comply with specified quality, privacy, customer care, graphics and marketing standards in connection with our use of these AT&T brands. While we are using the AT&T brands, we must also pay AT&T a brand maintenance fee. Under certain circumstances, AT&T may terminate the brand license agreement in the event we materially breach the agreement or we experience a change of control. AT&T may also choose not to extend the agreement beyond the end of its term.

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

     Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	The effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn, and change the customer mix, profitability, and average revenue per user;

•	Uncertainty concerning the growth rate for the wireless industry in general;

•	Uncertainty concerning the impact of wireless number portability;

•	The risks associated with the implementation of our GSM/GPRS network and our technology migration strategy, including risks relating to the implementation and operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the need to enter into roaming agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment, and consumer acceptance of the products and services to be offered;

•	Uncertainty about the level of consumer demand for our GSM/GPRS products and services, including the possibility of consumer dissatisfaction which could result from unfamiliarity with new technology and different footprint, service areas, and levels of customer care;

•	The ability to enter into agreements to provide services throughout the United States and the cost of entering new markets necessary to provide these services;

•	Our ability to effectively develop and implement new services, offers, and business models to profitably serve that segment of the population not currently using wireless services and the possible impact of those services and offers on our business;

•	The risk of increased churn and adverse impacts on our ability to grow our subscriber base resulting from introduction or popularity of new products and services by our competitors, the impact of FCC regulations mandating number portability for wireless phones, or customer dissatisfaction with our products and services;

•	The ongoing global and U.S. trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources, improved buying power, and greater geographic reach, allowing them to compete more effectively;

•	The impact of oversupply of capacity resulting from excessive deployment of network capacity in the markets we serve;

•	The risks and costs associated with the need to acquire additional spectrum to expand or enhance current and future services;

•	The requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	The ability to establish a significant market presence in new geographic and service markets;

•	Our ability to monetize our non-strategic assets, including our non-consolidated investments in foreign entities and excess spectrum;

•	The availability and cost of capital and the consequences of increased leverage;

•	The impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	The potential impact of NTT DoCoMo’s investment in us, including provisions of the agreements that restrict our future operations, and provisions that may require the repurchase of NTT DoCoMo’s investment if we fail to meet specified conditions, under certain circumstances, and the cost of complying with our technology commitment;

•	The risks and uncertainties associated with the acquisition and integration of businesses and operations;

•	The results of litigation filed or to be filed against us, or of some types of litigation filed or to be filed against AT&T for which we have agreed to assume liability under the split-off agreements with AT&T;

•	Our ability to develop cost-effective alternate distribution channels to replace our reseller distribution channel;

•	Risks and uncertainties concerning our ability to successfully implement Project Pinnacle;

•	The risk of insolvency of vendors, customers, and others with whom we do business;

•	The additional risks and uncertainties not presently known to us or that we currently deem immaterial; and

•	Those factors discussed under “Additional Factors That May Affect Our Business, Future Operating Results, and Financial Condition”.

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

ITEM 4. CONTROLS AND PROCEDURES

     Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

     We regularly evaluate our internal controls over financial reporting and discuss these matters with our independent accountants and our audit committee. Based on these evaluations and discussions, we consider what revisions, improvements or corrections are necessary in order to ensure that our internal controls are and remain effective. As a result, we continue to improve and change our internal controls over financial reporting relating to the tracking of our network equipment and our tax reporting functions and have brought these items to the attention of our audit committee. The principal focus of these improvements and changes is developing and implementing new policies, procedures and systems designed to more efficiently record movements, disposals and in-service dates for our network equipment and improving our efficiency and reducing the preparation time for the appropriate tax accounting entries necessary to comply with financial reporting and regulatory requirements. Full implementation of these changes may continue into next year. Pending implementation of these changes, we have other procedures and policies to maintain our ability to accurately record, process and summarize financial data and prepare financial statements that fairly present our financial condition, results of operations and cash flows.

     We have made no other significant changes in internal controls over financial reporting during the last fiscal quarter that materially affected or are reasonably likely to materially affect our internal controls over financial reporting. We intend to continue to refine our internal controls on an ongoing basis as we deem appropriate with a view towards continuous improvements.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our second annual shareholder meeting as an independent company on June 11, 2003. The following proposals were voted upon at the meeting and adopted or rejected by the margins indicated:

     (a)  In an uncontested election, three nominees of the Board of Directors were elected directors for three-year terms expiring on the date of the annual meeting in 2006. The votes were as follows:

	For	Withheld

Donald V. Fites	2,280,398,029	69,692,504
John W. Madigan	2,281,361,362	68,729,171
A. Barry Rand	2,247,812,329	102,278,204

The terms of the following directors continued after the annual meeting: Walter Y. Elisha, Ralph S. Larsen, Koichi Nishimura, Nobuharu Ono, Carolyn M. Ticknor, John D. Zeglis.

     (b)  Ratification of appointment of PricewaterhouseCoopers, LLP as the Company’s independent accountants.

Number of Votes

For	2,246,209,580
Against	78,177,594
Abstain	25,703,359
Broker non-votes	0

     (c)  Proposal recommending that shareholders approve the AT&T Wireless Services, Inc. Amended and Restated 2001 Long Term Incentive Plan.

Number of Votes

For	1,919,113,686
Against	402,529,970
Abstain	28,446,876
Broker non-votes	1

     (d)  Proposal recommending that shareholders approve the AT&T Wireless Short Term Incentive Plan.

Number of Votes

For	2,200,082,482
Against	114,514,530
Abstain	35,493,520
Broker non-votes	1

     (e)  A shareholder proposal recommending that the Board adopt a policy that all future stock options to senior executives shall have an option exercise price indexed to an industry peer group stock performance index.

Number of Votes

For	192,040,556
Against	1,744,588,257
Abstain	46,099,185
Broker non-votes	367,362,535

     (f)  A shareholder proposal recommending that the Company terminate its shareholder rights plan and not adopt or maintain a shareholder rights plan, unless such plan has been previously approved by a shareholder vote.

Number of Votes

For	1,134,257,236
Against	806,877,266
Abstain	41,593,496
Broker non-votes	367,362,535

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Number	Title

10.1	Amendment No. 3 to AT&T Wireless Services, Inc. Deferred Compensation Plan

10.2	Amendment No. 3 to AT&T Wireless Services, Inc. Deferred Compensation Plan for Non-Employee Directors

10.3	Amendment No. 1 to Amended and Restated Receivables Sale and Contribution Agreement, dated as of June 16, 2003

10.4	Amended and Restated 2001 Long Term Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed on April 14, 2003)

10.5	Amended and Restated Short Term Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed on April 14, 2003)

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of CFO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K

     On April 23, 2003, we filed a Form 8-K under Items 7 and 9 announcing financial results for the first quarter of 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T WIRELESS SERVICES, INC.

By:	/s/ Joseph McCabe, Jr.

Joseph McCabe, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 11, 2003