Form 10-Q
period 2003-09-30
AT&T WIRELESS SERVICES INC
filed 2003-11-14
CIK 1138234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

As of October 31, 2003, 2,714,479,448 shares of the registrant’s Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2003	2002	2003	2002

REVENUE
Services	$4,073	$3,765	$11,755	$10,745
Equipment	301	298	725	839

Total revenue	4,374	4,063	12,480	11,584
OPERATING EXPENSES
Costs of services (excluding depreciation of $655 and $548 for the three months ended September 30, and $1,772 and $1,561 for the nine months ended September 30, which is included below)	1,267	1,173	3,571	3,387
Costs of equipment sales	495	620	1,437	1,702
Selling, general, and administrative	1,321	1,200	3,885	3,586
Depreciation and amortization	841	703	2,311	2,029
Impairment of licensing costs	83	1,329	83	1,329

Total operating expenses	4,007	5,025	11,287	12,033

OPERATING INCOME (LOSS)	367	(962)	1,193	(449)
Other income (expense)	16	(164)	36	(188)
Interest expense	202	180	593	490

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NET EQUITY (LOSSES) EARNINGS FROM INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES	181	(1,306)	636	(1,127)
Provision (benefit) for income taxes	9	(139)	112	(70)
Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	(16)	(882)	2	(1,017)

INCOME (LOSS) FROM CONTINUING OPERATIONS	156	(2,049)	526	(2,074)
INCOME FROM DISCONTINUED OPERATIONS (net of tax provision of $5 and $29 for the three and nine months ended September 30, 2002)	—	8	—	47

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	156	(2,041)	526	(2,027)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (net of tax benefit of $103)	—	—	—	(166)

NET INCOME (LOSS)	156	(2,041)	526	(2,193)
Accretion of mandatorily redeemable preferred stock	—	6	13	13

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$156	$(2,047)	$513	$(2,206)

INCOME (LOSS) PER BASIC AND DILUTED SHARE:
Income (loss) from continuing operations available to common shareholders	$0.06	$(0.76)	$0.19	$(0.77)
Income from discontinued operations	—	—	—	0.01
Cumulative effect of change in accounting principle	—	—	—	(0.06)

Net income (loss) available to common shareholders	$0.06	$(0.76)	$0.19	$(0.82)

WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE:
Basic	2,713	2,708	2,712	2,678
Diluted	2,718	2,708	2,714	2,678

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	AT	AT
	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

ASSETS
Cash and cash equivalents	$4,205	$2,353
Short-term investments	132	—
Accounts receivable, less allowances of $277 and $240	2,328	2,215
Inventories	215	325
Income tax receivable	—	56
Deferred income taxes	277	—
Prepaid expenses and other current assets	408	332

TOTAL CURRENT ASSETS	7,565	5,281
Property, plant, and equipment, net of accumulated depreciation and amortization of $9,313 and $7,810	16,069	16,263
Licensing costs	14,426	13,959
Investments in and advances to unconsolidated subsidiaries	1,816	2,225
Goodwill	7,311	7,199
Other assets, net of accumulated amortization of $345 and $251	569	879

TOTAL ASSETS	$47,756	$45,806

LIABILITIES
Accounts payable	$988	$780
Payroll and benefit-related liabilities	499	465
Advertising and promotion accruals	137	173
Business tax accruals	312	375
Interest payable on long-term debt	158	245
Other current liabilities	1,143	1,055

TOTAL CURRENT LIABILITIES	3,237	3,093
Long-term debt	10,607	11,057
Mandatorily redeemable preferred stock (liquidation value of $286 as of September 30, 2003)	171	—
Deferred income taxes	4,867	3,788
Other long-term liabilities	385	308

TOTAL LIABILITIES	19,267	18,246
COMMITMENTS AND CONTINGENCIES (NOTES (j) AND (k)) MINORITY INTEREST	84	48
MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value, 1,000 shares authorized, .233 shares issued and outstanding (liquidation value of $273 as of December 31, 2002)	—	151
MANDATORILY REDEEMABLE COMMON STOCK, $0.01 par value, 406 shares issued and outstanding (redemption values of $11,214 and $10,748)	7,664	7,664
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 10,000 shares authorized, 2,308 and 2,303 shares issued and outstanding	23	23
Additional paid-in capital	23,680	23,667
Receivable from former parent, AT&T	(25)	(461)
Accumulated deficit	(2,948)	(3,474)
Accumulated other comprehensive income (loss)	11	(58)

TOTAL SHAREHOLDERS’ EQUITY	20,741	19,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,756	$45,806

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(UNAUDITED)

						Accumulated	Total
	Common		Additional	Receivable		Other	Share-
	Shares	Common	Paid-in	From Former	Accumulated	Comprehensive	Holders'
	Outstanding	Stock	Capital	Parent, AT&T	Deficit	Income (Loss)	Equity

Balance at December 31, 2002	2,303	$23	$23,667	$(461)	$(3,474)	$(58)	$19,697
Net income					526		526
Proceeds from AT&T Wireless Services common stock issued for employee plans and other	5		26				26
Cash received from former parent, AT&T				436			436
Accretion of mandatorily redeemable preferred stock			(13)				(13)
Other comprehensive income						69	69

Balance at September 30, 2003	2,308	$23	$23,680	$(25)	$(2,948)	$11	$20,741

Balance at December 31, 2001	2,125	$21	$20,515	$—	$(1,150)	$(105)	$19,281
Net loss					(2,193)		(2,193)
Issuance of AT&T Wireless Services common stock and stock options for TeleCorp PCS, Inc. acquisition	146	2	2,280				2,282
Proceeds from AT&T Wireless Services common stock issued to DoCoMo	27		382				382
Proceeds from AT&T Wireless Services common stock issued for employee plans and other	4		40				40
Accretion of mandatorily redeemable preferred stock			(13)				(13)
Other comprehensive income						49	49

Balance at September 30, 2002	2,302	$23	$23,204	$—	$(3,343)	$(56)	$19,828

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2003	2002	2003	2002

SUMMARY OF TOTAL COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$156	$(2,041)	$526	$(2,193)
Net revaluation of investments (net of taxes of $5 and $13 for the three and nine months ended September 30, 2002)	—	5	—	20
Net revaluation of financial instruments (net of taxes of $2 and $(32) for the three and nine months ended September 30, 2003, and $1 and $1 for the three and nine months ended September 30, 2002)	3	4	6	3
Net foreign currency translation adjustments (net of taxes of $(11) and $43 for the three and nine months ended September 30, 2003, and $(2) and $17 for the three and nine months ended September 30, 2002)	(17)	(6)	63	26

TOTAL COMPREHENSIVE INCOME (LOSS)	$142	$(2,038)	$595	$(2,144)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$526	$(2,193)
Deduct: Income from discontinued operations	—	47

Net income (loss), excluding discontinued operations	526	(2,240)
Adjustments to reconcile net income (loss), excluding discontinued operations, to net cash provided by operating activities of continuing operations:
Cumulative effect of change in accounting principle, net of tax	—	166
Losses on early extinguishments of debt	40	20
Losses from impairments of cost method unconsolidated subsidiaries	—	245
Net gains on sale/exchange of assets, businesses, and cost method unconsolidated subsidiaries	(53)	(8)
Depreciation and amortization	2,311	2,029
Impairment of licensing costs	83	1,329
Amortization of debt premium/discount, interest accretion, and deferred financing fees	28	43
Deferred income taxes	137	(326)
Net equity (earnings) losses from investments in unconsolidated subsidiaries	(9)	1,017
Provision for uncollectible receivables	395	414
Cash received from NOL carryback	511	—
Proceeds received from termination of interest rate swap agreements	245	—
Increase in accounts receivable	(498)	(440)
Decrease in inventories	111	146
Decrease in accounts payable	(47)	(92)
Net change in other operating assets and liabilities	(47)	(41)

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	3,733	2,262
INVESTING ACTIVITIES
Capital expenditures and other additions	(1,649)	(3,031)
Net dispositions (acquisitions) of licenses	12	(32)
Distributions and sales of unconsolidated subsidiaries	80	27
Contributions, advances, and purchases of unconsolidated subsidiaries	(57)	(402)
Acquisitions of consolidated businesses, including cash acquired	(46)	(75)
Purchases of held-to-maturity securities	(115)	—
Issuance of long-term note receivable to unconsolidated subsidiary	—	(100)
Other investing activities, net	19	—

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(1,756)	(3,613)
FINANCING ACTIVITIES
Repayment of debt due to others	(591)	(1,619)
Proceeds from issuance of long-term debt to others, net of issuance costs	—	2,959
Proceeds from AT&T Wireless Services common stock issued	22	421
Cash received from former parent, AT&T	436	—
Other financing activities, net	(8)	(3)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(141)	1,758
NET CASH USED BY DISCONTINUED OPERATIONS	—	(8)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,836	399
NET INCREASE IN CASH DUE TO ADOPTION OF FIN 46	16	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,353	3,352

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,205	$3,751

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(a) BASIS OF PRESENTATION

     AT&T Wireless Services, Inc. (AT&T Wireless Services) is a provider of wireless voice and data services and products primarily in the U.S., which presently operates in a single business segment. AT&T Wireless Services also holds equity interests in U.S. and international wireless communications ventures and partnerships.

     The Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and do not include all annual disclosures required by GAAP. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2002. These Consolidated Condensed Financial Statements, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year 2003 or any other future periods.

     Certain reclassifications have been made to prior year amounts to conform to current year presentations.

(b) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANDATORILY REDEEMABLE FINANCIAL INSTRUMENTS

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Specifically, it requires that financial instruments within the scope of the statement be classified as liabilities because they embody an obligation of the issuer. Under previous guidance, many of these instruments could be classified as equity or be reflected as mezzanine equity between liabilities and equity on the balance sheet. As a result of the adoption of this statement on July 1, 2003, AT&T Wireless Services reclassified its mandatorily redeemable preferred stock to long-term liabilities within its Consolidated Condensed Balance Sheet. Additionally, effective with the adoption and on a prospective basis, the accretion relating to AT&T Wireless Services’ mandatorily redeemable preferred stock is classified as interest expense within its Consolidated Condensed Statements of Operations. AT&T Wireless Services also has certain mandatorily redeemable noncontrolling interests subject to the disclosure provisions of SFAS No. 150 due to the issuance of FASB Staff Position No. FAS 150-3. These mandatorily redeemable noncontrolling interests include minority interests in entities with finite lives. The estimated settlement amount of these entities as of September 30, 2003 was $96 million of which AT&T Wireless Services has $52 million reflected within minority interest on its Consolidated Condensed Balance Sheet.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” AT&T Wireless Services’ initial adoption of this statement on July 1, 2003, did not have a material impact on its results of operations, financial position, or cash flows.

REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

     In November 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. In certain cases, the sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables, which resulted in a reclassification of certain activation revenues (which were previously classified as services revenue) to equipment revenue. AT&T Wireless Services adopted this statement on July 1, 2003, and is applying it on a prospective basis. AT&T Wireless Services’ initial adoption of this statement did not have a material impact on its results of operations, financial position, or cash flows.

VARIABLE INTEREST ENTITIES

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

     AT&T Wireless Services has significant variable interests in several of its unconsolidated subsidiaries for which AT&T Wireless Services is deemed to be the primary beneficiary. These variable interests typically consist of a combination of any or all of voting equity interests, non-voting equity interests, loans, and put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest if and when certain events occur. These entities were formed to acquire licenses that were restricted by FCC rule to businesses with limited assets and revenues, and to provide a means through which AT&T Wireless Services can invest in these licenses. To date, the activity of these entities has consisted primarily of acquiring licenses through acquisitions and FCC auctions, and network construction. AT&T Wireless Services previously accounted for these ventures under the equity method of accounting as AT&T Wireless Services does not have voting control and AT&T Wireless Services has recognized virtually 100 percent of the entities’ operating losses due to its significant variable interests. AT&T Wireless Services’ maximum loss exposure related to these entities as of September 30, 2003 was approximately $145 million, which represented the value of the put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest under certain circumstances. As a result of the adoption of FIN 46, AT&T Wireless Services consolidated these entities at their carrying values effective April 1, 2003. Additionally, AT&T Wireless Services has determined it has a significant variable interest and is deemed to be the primary beneficiary in an entity that holds assets and liabilities associated with synthetic leases. As a result, upon adoption, AT&T Wireless Services consolidated the assets and liabilities associated with two synthetic leases that were previously disclosed as off-balance sheet arrangements. The impact of early-adopting FIN 46 to AT&T Wireless Services’ Consolidated Condensed Balance Sheet as of April 1, 2003 was as follows:

	Cash and	Property,		Investments in and		Other	Long-	Deferred	Other
	cash	plant, and	Licensing	advances to unconsolidated	Other	current	term	income tax	long-term	Minority
(In Millions)	equivalents	equipment	costs	subsidiaries	assets	liabilities	debt	liabilities	liabilities	interest

Unconsolidated subsidiaries	$16	$—	$636	$(506)	$(18)	$8	$30	$47	$5	$38
Synthetic leases		63					63

     At adoption, the cumulative effect of change in accounting principle was not material to AT&T Wireless Services’ results of operations. Effective with the adoption of FIN 46 on April 1, 2003, AT&T Wireless Services removed $239 million of outside basis deferred tax assets, which had full valuation allowances, associated with the unconsolidated subsidiaries for which AT&T Wireless Services is deemed to be the primary beneficiary.

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

     AT&T Wireless Services is subject to asset retirement obligations associated with its cell site, switch site, retail, and administrative location operating leases, which are subject to the provisions of this statement. These lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. AT&T Wireless Services’ initial adoption of this statement did not have a material impact on its results of operations, financial position, or cash flows.

STOCK-BASED COMPENSATION EXPENSE

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” AT&T Wireless Services measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation costs associated with stock-based awards charged against AT&T Wireless Services’ results of operations were not material for the three and nine months ended September 30, 2003 and 2002. AT&T Wireless Services has adopted the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on net income (loss) available to common shareholders and income (loss) per basic and diluted share if AT&T Wireless Services had elected to recognize compensation costs based on the fair value at the date of grant for AT&T Wireless Services common stock awards granted subsequent to its split-off from AT&T in July 2001, AT&T Wireless Group tracking stock awards granted to AT&T Wireless Services employees prior to the split-off, AT&T common stock awards granted to AT&T Wireless Services employees prior to the split-off, and AT&T Wireless Services shares issued under the Employee Stock Purchase Plan (ESPP) consistent with the provisions of SFAS No. 123:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

(In Millions, Except Per Share Amounts)	2003	2002	2003	2002

Reported net income (loss) available to common shareholders	$156	$(2,047)	$513	$(2,206)
Less: Total stock-based employee compensation expense determined under the fair value method for all employee stock awards, net of tax	41	55	120	165

Adjusted net income (loss) available to common shareholders	$115	$(2,102)	$393	$(2,371)

Income (loss) per basic and diluted share:
Reported net income (loss) available to common shareholders	$0.06	$(0.76)	$0.19	$(0.82)
Adjusted net income (loss) available to common shareholders	$0.04	$(0.78)	$0.14	$(0.88)

     AT&T Wireless Services granted 2.4 million and 27.5 million stock options during the three and nine months ended September 30, 2003, respectively. Fair value was estimated using the Black-Scholes option-pricing model. Using this model, the weighted-average fair value at date of grant was $4.95 and $4.14 for all AT&T Wireless Services stock options granted during the three and nine months ended September 30, 2003, respectively. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent for the three and nine months ended September 30, 2003, (ii) expected volatility rates of 60 percent and 63 percent for the three and nine months ended September 30, 2003, respectively, (iii) expected life of six years for the three and nine months ended September 30, 2003, and (iv) risk-free annual interest rates of 3.5 percent and 3.4 percent for the three and nine months ended September 30, 2003, respectively.

     For the three and nine months ended September 30, 2003, 0.5 million and 2.0 million shares, respectively, were purchased under the ESPP. Fair value was estimated using the Black-Scholes option-pricing model. Using this model, the weighted-average fair value at date of grant was $1.37 and $1.39 for the option value of the shares of AT&T Wireless Services common stock issued under the ESPP during the three and nine months ended September 30, 2003, respectively. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent for the three and nine months ended September 30, 2003, (ii) expected volatility rates of 38 percent and 65 percent for the three and nine months ended September 30, 2003, respectively, (iii) expected life of three months for the three and nine months ended September 30, 2003, and (iv) risk-free three-month interest rates of 0.9 percent and 1.0 percent for the three and nine months ended September 30, 2003, respectively.

     AT&T Wireless Services granted 1.1 million and 39.3 million stock options during the three and nine months ended September 30, 2002, respectively. Fair value was estimated using the Black-Scholes option-pricing model. Using this model, the weighted-average fair value at date of grant was $3.05 and $5.57 for all AT&T Wireless Services stock options granted during the three and nine months ended September 30, 2002, respectively. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent for the three and nine months ended September 30, 2002, (ii) expected volatility rate of 65 percent for the three and nine months ended September 30, 2002, (iii) expected life of six years for the three and nine months ended September 30, 2002, and (iv) risk-free annual interest rate of 5.2 percent for the three and nine months ended September 30, 2002.

     For the three and nine months ended September 30, 2002, 1.0 million and 2.8 million shares, respectively, were purchased under the ESPP. Fair value was estimated using the Black-Scholes option-pricing model. Using this model, the weighted-average fair value at date of grant was $0.96 and $1.42 for the option value of the shares of AT&T Wireless Services common stock issued under the ESPP during the three and nine months ended September 30, 2002, respectively. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent for the three and nine months ended September 30, 2002, (ii) expected volatility rate of 80 percent for the three and nine months ended September 30, 2002, (iii) expected life of three months for the three and nine months ended September 30, 2002, and (iv) risk-free three-month interest rates of 1.6 percent and 1.7 percent for the three and nine months ended September 30, 2002, respectively.

GUARANTEES

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. AT&T Wireless Services’ initial adoption of this statement on January 1, 2003, did not have a material impact on its results of operations, financial position, or cash flows. Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in AT&T Wireless Services’ financial statements. See Note (j) for additional disclosures related to indemnifications made by AT&T Wireless Services.

RESTRUCTURING COSTS

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. AT&T Wireless Services’ initial adoption of this statement on January 1, 2003, did not have a material impact on its results of operations, financial position, or cash flows.

(c) GOODWILL AND OTHER INTANGIBLE ASSETS

     During the first quarter of 2002, AT&T Wireless Services recorded a cumulative effect of change in accounting principle of $166 million, net of tax, associated with its portion of transitional impairment losses recognized by its equity method investments upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Of the total aftertax charge, $72 million and $7 million represented AT&T Wireless Services’ proportionate share of impairments recognized by TeleCorp PCS, Inc. (TeleCorp) of its licensing costs and goodwill, respectively. The remaining $87 million represented AT&T Wireless Services’ proportionate share of an impairment of licensing costs recognized by American Cellular Corporation.

     SFAS No. 142 requires AT&T Wireless Services to test its acquired goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, for impairment on an annual basis based upon a fair value approach. During the third quarter of 2003, AT&T Wireless Services completed its second annual impairment tests for both goodwill and U.S. licensing costs. Such testing resulted in no impairment charge to goodwill. The second annual assessment of AT&T Wireless Services’ U.S. licensing costs resulted in a pretax impairment charge of $83 million. See Note (d) for further information regarding these tests.

     The following table provides information about transactions impacting goodwill for the period from December 31, 2002 to September 30, 2003:

(In Millions)
Goodwill balance at December 31, 2002	$7,199
Net impact from market exchanges and acquisitions	112

Goodwill balance at September 30, 2003	$7,311

     On August 1, 2003, AT&T Wireless Services completed an exchange transaction with U.S. Cellular Corporation resulting in an increase to goodwill of $31 million. On June 17, 2003, AT&T Wireless Services completed an exchange transaction with a subsidiary of Dobson Communications Corp. (Dobson) resulting in a net increase to goodwill of $75 million. See Note (g) for further information on these transactions.

     Intangible assets with indefinite lives at September 30, 2003 and December 31, 2002 consisted of U.S. licensing costs of $14,417 million and $13,949 million, respectively. Amortizable intangible assets at September 30, 2003 and December 31, 2002 consisted of customer lists of $646 million (net of accumulated amortization of $345 million) and $595 million (net of accumulated amortization of $251 million), respectively. Customer lists are being amortized on a straight-line basis over five years. Pretax amortization expense associated with customer lists for the three months ended September 30, 2003 and 2002 totaled $32 million and $30 million, respectively, and $93 million and $87 million for the nine months ended September 30, 2003 and 2002, respectively. The aggregate pretax amortization expense associated with customer lists for the years ended December 31, 2003, 2004, 2005, 2006, and 2007 are estimated to be $124 million, $122 million, $95 million, $35 million, and $14 million, respectively.

(d) ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

     AT&T Wireless Services’ completed its second annual impairment tests for both goodwill and U.S. licensing costs during the third quarter of 2003, using methodologies consistent with those applied at the time of the initial adoption of SFAS No. 142 on January 1, 2002 as well as its first annual impairment test in the prior year quarter. Such testing resulted in no impairment charge to goodwill as the fair value calculated using a discounted cash flow model was sufficient to pass the first step of the impairment test as defined by SFAS No. 142. FCC licenses that support AT&T Wireless Services’ U.S. strategic plan, which represent a majority of the licensing costs’ carrying value, were aggregated and valued using a discounted cash flow model. The fair value of AT&T Wireless Services’ aggregated U.S. strategic licenses, calculated using a discounted cash flow model, was greater than the carrying value, and therefore, no impairment was recorded. AT&T Wireless Services’ non-strategic U.S. licenses and licenses held by AT&T Wireless Services’ variable interest entities (see Note (b)) were valued on a license-by-license basis using primarily comparative market transaction data to determine a fair value. These tests resulted in pretax impairment charges of $26 million for its non-strategic licenses and $57 million for licenses held by AT&T Wireless Services’ variable interest entities, which were recorded as impairments of licensing costs during the third quarter of 2003. AT&T Wireless Services believes that the declines in the fair value of certain licenses are reflective of recent comparable transactions that have occurred in the market. These impairment charges did not impact any of AT&T Wireless Services’ debt covenants.

     In the third quarter of 2003, AT&T Wireless Services recognized a pretax impairment charge of $62 million within net equity (losses) earnings from investments in unconsolidated subsidiaries associated with its non-strategic investment in Far EasTone Telecommunications Co., Ltd (Far EasTone). This impairment charge was recognized due to a decline in the fair value of the investment that management deemed to be other than temporary.

     During the second quarter of 2003, AT&T Wireless Services launched a company-wide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and reach its goal of industry leading margins in 2005. In the second quarter, in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43,” AT&T Wireless Services recorded a business restructuring charge for workforce reductions, including reductions resulting from AT&T Wireless Services’ plans to consolidate national corporate functions primarily in Redmond, Washington and northern New Jersey. This charge included $47 million related to employee separation costs for actions taken during the second quarter of 2003, and is reflected in the Consolidated Condensed Statements of Operations as $42 million in selling, general, and administrative expenses and $5 million in costs of services. An additional business restructuring charge of $10 million was recorded during the third quarter of 2003, approximately one half of which related to new actions taken during the period, and the other half resulting from a higher number of employee separations than originally planned for in the second quarter charge. The third quarter charge is reflected in the Consolidated Condensed Statements of Operations for the three months ended September 30, 2003 as $9 million in selling, general, and administrative expenses and $1 million in costs of services. Approximately 1,900 employees are expected to be separated in conjunction with these plans, of which approximately 80 percent are exempt employees and 20 percent are non-exempt employees. The majority of these employee separations will be involuntary, although approximately one-third of the workforce reductions are anticipated to be the result of employees who decline the opportunity to relocate. Several hundred of those positions will be filled in AT&T Wireless Services’ consolidated headquarters. The employee separation number is not adjusted for anticipated hiring to fill these positions. Approximately 800 employees had left their positions as of September 30, 2003; the remaining employees are anticipated to leave their positions by the end of 2004.

     The following table displays the activity and balances of the restructuring reserve, which is reflected in payroll and benefit-related liabilities on the Consolidated Condensed Balance Sheet:

(In Millions)	Employee Separation

Balance at December 31, 2002	$—
Additions	57
Payments	(12)

Balance at September 30, 2003	$45

(e) DISCONTINUED OPERATIONS

     In December 2001, AT&T Wireless Services finalized plans and received approval from its board of directors to exit the fixed wireless business. AT&T Wireless Services completed the disposal of the fixed wireless business during 2002. During the first, second, and third quarters of 2002, AT&T Wireless Services recorded aftertax gains on disposal of the fixed wireless business totaling $12 million, $27 million, and $8 million, respectively. The gains consisted of adjustments to the recoverability of assets and accruals associated with exit costs from the fixed wireless business and are reflected in income from discontinued operations. Revenue from discontinued operations was $0 and $1 for the three and nine months ended September 30, 2002, respectively.

(f) EARNINGS PER SHARE (EPS)

     The following table presents the computation of income (loss) per basic and diluted share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

(In Millions, Except Per Share Amounts)	2003	2002	2003	2002

Income (loss) from continuing operations	$156	$(2,049)	$526	$(2,074)
Less: Accretion of mandatorily redeemable preferred stock	—	6	13	13

Income (loss) from continuing operations available to common shareholders	156	(2,055)	513	(2,087)
Income from discontinued operations	—	8	—	47
Cumulative effect of change in accounting principle	—	—	—	(166)

Net income (loss) available to common shareholders	$156	$(2,047)	$513	$(2,206)

Weighted average common shares outstanding	2,713	2,708	2,712	2,678
Net effect of dilutive stock options (1)	5	—	2	—

Weighted average common shares and equivalents outstanding	2,718	2,708	2,714	2,678

Income (loss) per basic and diluted share:
Income (loss) from continuing operations available to common shareholders	$0.06	$(0.76)	$0.19	$(0.77)
Income from discontinued operations	—	—	—	0.01
Cumulative effect of change in accounting principle	—	—	—	(0.06)

Net income (loss) available to common shareholders	$0.06	$(0.76)	$0.19	$(0.82)

(1)	The effect of dilutive stock options was determined under the treasury stock method. Due to the loss recognized from continuing operations available to common shareholders during the three and nine months ended September 30, 2002, the effects of dilutive stock options and the 41.7 million warrants issued to NTT DoCoMo, Inc. (DoCoMo) in January 2001 were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share. As of September 30, 2003 and 2002, there were 202 million and 218 million, respectively, of AT&T Wireless Services common stock options outstanding, as well as the 41.7 million warrants issued to DoCoMo, that were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share.

(g) ACQUISITIONS AND DISPOSITIONS

     On November 3, 2003, Pinnacle Cellular Limited Partnership (Pinnacle) was dissolved and the assets were distributed to the partners. AT&T Wireless Services had a 50 percent ownership interest in Pinnacle, which held primarily a non-controlling interest in the Pittsburgh, Pennsylvania market and a controlling interest in several markets in Arkansas. Prior to the dissolution, AT&T Wireless Services accounted for this investment under the equity method. In the distribution, AT&T Wireless Services received the non-controlling Pittsburgh interest, which increased AT&T Wireless Services’ direct interest in the Pittsburgh market to 100 percent. The distribution will be recorded at fair value for which AT&T Wireless Services expects to record a pretax gain of approximately $55 million in the fourth quarter of 2003.

     In October 2003, AT&T Wireless Services sold its ownership stake in Far EasTone to member companies of the carrier’s majority shareholder, Far Eastern Group, for 11.3 billion NT dollars, or approximately $330 million.

     On September 22, 2003, AT&T Wireless Services sold all of its ownership interest in Dobson’s common stock and recorded a pretax gain of $35 million within other income (expense) during the three months ended September 30, 2003.

     On August 1, 2003, AT&T Wireless Services completed an exchange transaction with U.S. Cellular Corporation. AT&T Wireless Services transferred cash and wireless licenses in the Midwest and Northeast to U.S. Cellular Corporation. In exchange, AT&T Wireless Services received wireless properties in Florida and Georgia. AT&T Wireless Services recorded a net pretax loss of $13 million in connection with this transaction.

     On June 18, 2003, AT&T Wireless Services and Verizon Communications Inc. jointly signed an agreement to sell their combined 49 percent interest in Eurotel Praha, which is held by a 50/50 joint venture, to Cesky Telecom for $1.05 billion. Cesky Telecom currently owns 51 percent of Eurotel Praha. AT&T Wireless Services expects to receive $525 million from the sale and a $100 million dividend upon distribution of the cash from the joint venture by early 2004. The sale transaction is subject to Cesky Telecom’s ability to finance the purchase.

     On June 17, 2003, AT&T Wireless Services completed a transaction with a subsidiary of Dobson. AT&T Wireless Services transferred to Dobson its wireless properties in two Alaska markets and its shares of Dobson Series AA preferred stock. In exchange, AT&T Wireless Services received Dobson’s wireless properties in two California markets. As a result of the transaction, AT&T Wireless Services recorded a pretax gain of $39 million within other income (expense) during the second quarter of 2003.

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

     The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2002 assume the TeleCorp acquisition had been completed on January 1, 2002:

For the Nine Months Ended
(In Millions, Except Per Share Amounts)	September 30, 2002

Revenue	$11,669
Loss before cumulative effect of change in accounting principle available to common shareholders	$(2,080)
Loss before cumulative effect of change in accounting principle available to common shareholders per share — basic and diluted	$(0.77)
Net loss available to common shareholders	$(2,166)
Net loss available to common shareholders per share — basic and diluted	$(0.80)

(h) INCOME TAXES

     For the tax return period July 10, 2001, through December 31, 2001, AT&T Wireless Services incurred a tax net operating loss (NOL) of $1.3 billion. Under the tax-sharing agreement with AT&T, the net operating loss was carried back for a refund of taxes paid by AT&T, as the common parent of an affiliated group that included AT&T Wireless Services. A receivable was established in shareholders’ equity in the amount of $461 million, with a corresponding increase to additional paid-in capital as of December 31, 2002. The 2001 NOL carryback was reflected as a capital contribution from AT&T as AT&T Wireless Services required a full valuation allowance on its deferred tax assets as of December 31, 2002. Accordingly, it was determined that AT&T Wireless Services would not have been able to realize this NOL carryback as a stand-alone entity. In January 2003, AT&T Wireless Services received $436 million relating to the refund claim. The remaining $25 million will be held in escrow pursuant to the terms of an agreement between AT&T and AT&T Wireless Services and will be reflected as a receivable from former parent, AT&T, until distribution from the escrow.

     For the year ended December 31, 2002, AT&T Wireless Services generated a NOL of $2.8 billion, of which $1.5 billion was carried back during the second quarter of 2003 for a refund of taxes paid by AT&T totaling $536 million. Prior to the filing of the refund claim, AT&T Wireless Services’ deferred tax liabilities (excluding the deferred tax liabilities related to licensing costs and goodwill) exceeded AT&T Wireless Services’ deferred tax assets. Therefore, AT&T Wireless Services determined that it no longer required a valuation allowance against its deferred tax assets, other than those deferred tax assets associated with actual and potential capital losses and state NOLs that were deemed more likely than not to expire unused. As AT&T Wireless Services no longer required a full valuation allowance on its deferred tax assets, the 2002 NOL carryback was reflected as a reduction of AT&T Wireless Services’ long-term deferred tax assets. AT&T Wireless Services received $511 million of this refund during the second quarter of

2003; the remaining $25 million will be held in escrow pursuant to the terms of an agreement between AT&T and AT&T Wireless Services and will be reflected as a receivable in other assets until distribution from the escrow. The balance of the 2002 NOL not carried back can be carried forward to offset taxable income of AT&T Wireless Services in future years.

(i) LONG-TERM DEBT

TeleCorp Wireless, Inc. and Tritel PCS, Inc. Debt Repurchase

     On July 24, 2003, AT&T Wireless Services announced offers to repurchase for cash any and all outstanding 11.625 percent TeleCorp Wireless, Inc. Senior Subordinated Discount Notes due April 15, 2009, and 12.75 percent Tritel PCS, Inc. Senior Subordinated Discount Notes due May 15, 2009. The TeleCorp Wireless, Inc. notes had a face value of $374 million and a carrying value of $361 million as of June 30, 2003. The Tritel PCS, Inc. notes had a face value of $242 million and a carrying value of $237 million as of June 30, 2003. AT&T Wireless Services is a guarantor of these notes. During the third quarter of 2003, AT&T Wireless Services retired $350 million face value of the TeleCorp Wireless, Inc. notes and $209 million face value of the Tritel PCS, Inc. notes for $588 million in cash. As a result of the debt repurchase, AT&T Wireless Services recorded a loss of $40 million on the early extinguishment of debt within other income (expense) during the three months ended September 30, 2003.

Termination of Interest Rate Swap Agreements

     During the first quarter of 2003, AT&T Wireless Services terminated all of its interest rate swap agreements, which had a total notional value of $2.8 billion. AT&T Wireless Services received cash of which $245 million represented the fair value as of the termination dates of the portion of its long-term debt that was hedged. In accordance with SFAS No. 133, the associated hedged portion of long-term debt will no longer be adjusted for changes in fair value. The existing fair value adjustment recorded in long-term debt related to the terminated interest rate swaps will continue to be amortized against interest expense over the remaining life of the previously hedged debt.

Renewal of Accounts Receivable Securitization Program

     In March 2003, AT&T Wireless Services renewed its accounts receivable securitization program and increased the size of the program from $1.2 billion to $1.6 billion. As of September 30, 2003, availability under the program was approximately $1.5 billion, based on the accounts receivable balance allowed for under the program. The program allows AT&T Wireless Services to obtain financing collateralized by subscriber trade accounts receivable. Under the program, AT&T Wireless Services can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary of AT&T Wireless Services. The wholly owned subsidiary of AT&T Wireless Services would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to a program fee of 15 to 25 basis points and a liquidity fee of 22.5 to 50 basis points, both of which are based on AT&T Wireless Services’ Senior Notes rating. This financing arrangement is to be used for general corporate purposes, is subject to customary securitization covenants, and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event AT&T Wireless Services’ long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. As of September 30, 2003 and 2002, AT&T Wireless Services had no amounts outstanding under the accounts receivable securitization program and was in compliance with its covenants.

Renewal of Credit Facilities

     In March 2001, AT&T Wireless Services entered into Competitive Advance and Revolving Credit Facilities (the Facilities) in the aggregate amount of $2.5 billion consisting of a $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and a $1.25 billion Five-year Competitive Advance and Revolving Credit Facility. In both March of 2002 and 2003, AT&T Wireless Services renewed the 364-day Facility. The Facilities are subject to a facility fee of 10 to 25 basis points, which is based on AT&T Wireless Services’ Senior Notes rating, and is payable quarterly on the total commitment. The Facilities are also subject to a utilization fee of 25 basis points if borrowings exceed certain levels as defined in the agreement. The Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending on AT&T Wireless Services’ Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. The Facilities are to be used for general corporate purposes and are subject to customary covenants, representations, warranties, and events of default. The Facilities contain financial covenants requiring AT&T Wireless Services to maintain certain financial ratios. In addition, an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may, under certain circumstances, constitute an event of default. As of September 30, 2003 and 2002, AT&T Wireless Services had no amounts outstanding under the facilities, and was in compliance with its covenants.

(j) COMMITMENTS AND GUARANTEES

     AT&T Wireless Services’ purchase commitments for network equipment and handsets totaled $1.0 billion as of September 30, 2003, with remaining payments to be made by the end of 2004.

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

     In November 2000, AT&T Wireless Services joined with others in the formation of a venture, Alaska Native Wireless, LLC (ANW). On November 11, 2002, AT&T Wireless Services and the other owners of ANW amended the terms of the venture. As a result of this amendment, in March 2007, the other owners of ANW may elect to require AT&T Wireless Services to purchase their interests in ANW for $145 million. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5 percent per annum.

     In conjunction with the split-off from AT&T in July 2001, AT&T Wireless Services entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, as amended in December 2002 and May 2003, AT&T Wireless Services is required to purchase certain amounts of wholesale long-distance services from AT&T until July 31, 2007. For any shortfall in cumulative usage, AT&T Wireless Services is required to pay AT&T at the rate of $0.01 per minute at the end of the period. AT&T Wireless Services’ maximum remaining commitment as of September 30, 2003, was approximately $754 million. AT&T Wireless Services is also required to purchase long-distance services associated with its administrative phone usage equal to $70 million for each of three years following the split-off. As of September 30, 2003, AT&T Wireless Services had fulfilled all of the first and second year’s commitments and approximately $15 million of the third year’s commitment under the agreement. In addition, AT&T Wireless Services is required to purchase certain network data services from AT&T in an amount equal to $41 million for each of the three years following the split-off. AT&T Wireless Services had fulfilled all of the first and second year’s data commitments and approximately $19 million of the third year’s commitment under the agreement as of September 30, 2003. In October 2002, AT&T Wireless Services committed to purchase certain amounts of international long-distance services over a two-year period beginning November 1, 2002, and is required to pay AT&T any shortfall in cumulative usage based on the period’s average rate. Based on the average rate for the eleven months ended September 30, 2003, AT&T Wireless Services’ maximum remaining commitment as of September 30, 2003 was approximately $24 million.

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

     AT&T Wireless Services enters into agreements in the normal course of business that provide for indemnification of counterparties. These include split-off, tax sharing, and tax refund agreements with AT&T, as well as certain asset sales, outsourcing arrangements, and financing, intellectual property, services, and purchase agreements with other parties. The term of the indemnification varies by agreement. The events or circumstances that would require AT&T Wireless Services to perform under these indemnities are transaction specific, however these agreements may require AT&T Wireless Services to indemnify the counterparty for costs and losses incurred from changes in laws or regulations, and/or from litigation or claims arising from the underlying transaction. AT&T Wireless Services is unable to estimate the maximum potential liability for these types of indemnifications as the agreements generally do not specify a maximum amount, and the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, AT&T Wireless Services has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying Consolidated Condensed Financial Statements.

(k) CONTINGENCIES

     AT&T Wireless Services is defending two class-action or representative lawsuits challenging the quality of its wireless service. These cases include allegations of breach of contract, statutory consumer fraud, and similar claims. In one case filed in Texas, the named plaintiffs have asserted claims for compensatory and punitive damages totaling $100 million. That case was dismissed, and then reversed by the court of appeals; AT&T Wireless Services is seeking review in the Texas Supreme Court. In a case filed in California, the court denied class certification and subsequent to September 30, 2003 also denied all remaining claims for monetary relief, although claims for injunctive relief remain pending.

     A series of class-action cases have been filed against AT&T Wireless Services as well as its major competitors, alleging that defendants have violated federal antitrust laws by allegedly restricting the portability of wireless handsets between carriers. Plaintiffs assert both tying and monopolization claims but have not asserted specific claims for damages. The court has dismissed the monopolization claims, and the per-se tying claim against all defendants.

     Various class action or representative lawsuits are pending against AT&T Wireless Services that challenge a variety of billing practices and the adequacy of AT&T Wireless Services’ disclosures concerning those practices, including billing in full-minute increments, billing from send to end, out-of-cycle billing, charging early termination fees, and billing for roaming calls. The plaintiffs in three of these cases specified damages in excess of $100 million. One of these cases settled; and another case was voluntarily dismissed (though plaintiffs have stated their intent to re-file the case). In the third case, the court denied certification of a class, leaving the claims of five individual customers. After this ruling, plaintiffs have nonetheless asserted a claim for restitution on behalf of a nationwide class of customers in excess of $318 million.

     Numerous class action lawsuits were filed against AT&T and several wireless phone manufacturers and carriers asserting products liability and similar claims relating to radio-frequency transmissions to and from wireless phones. The court dismissed all but one of these cases on preemption grounds; plaintiffs have appealed.

     In 1993, shareholders of a former competitor of AT&T Wireless Services’ air-to-ground business sued AT&T Wireless Services, alleging breach of a confidentiality agreement, misappropriation of trade secrets, and tortious interference with the competitor’s business. The trial court initially dismissed all of plaintiffs’ claims, but that decision was reversed by the court of appeals and the case was remanded for trial. Plaintiffs asserted claims for damages totaling $8.2 billion. Subsequent to September 30, 2003, the jury returned a verdict in favor of AT&T Wireless Services on all claims.

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

     A former executive and shareholder of Tritel, Inc. (which, as a subsidiary of TeleCorp, was acquired by AT&T Wireless Services as part of its acquisition of TeleCorp) filed a lawsuit against Tritel, Inc., Tritel Communications, Inc., and two board members seeking to rescind an earlier settlement agreement. The plaintiff alleged that the defendants withheld material information about an initial public offering that occurred after he settled his prior claims, and asserted claims for fraud, breach of fiduciary duty, and breach of the duty of good faith and fair dealing. The plaintiff sought $60 million in damages and/or restitution, and $450 million in punitive damages. An arbitration panel awarded the plaintiff $57 thousand. An appeal is pending that challenges the referral of the case to arbitration.

     AT&T Wireless Services has been named as a defendant, along with another wireless carrier and several wireless phone manufacturers, in three class action lawsuits alleging that existing phone equipment does not meet FCC requirements for 911 emergency call processing. Damages have not been specified, although plaintiffs are seeking injunctive and equitable relief.

     AT&T Wireless Services received a series of payments from MCI WorldCom Network Services, Inc., within the 90 days preceding WorldCom’s July 21, 2002 bankruptcy filing under Chapter 11 of the Bankruptcy Code, and WorldCom asserted that it is entitled to certain credits under its reseller contract with AT&T Wireless Services. The parties have settled these claims, and AT&T Wireless Services’ creditor claims in an agreement that provides AT&T Wireless Services with an unsecured claim for $83 million, and requires AT&T Wireless Services to pay $475 thousand. The court has approved the settlement. AT&T Wireless Services currently has a full reserve against the $83 million in claims and will record this benefit when and if the cash is received.

     TeleCorp shareholders filed a class action lawsuit against AT&T Wireless Services challenging its acquisition of TeleCorp. The lawsuit alleged conflicts of interest and breach of fiduciary duties by the TeleCorp directors and claimed that the consideration paid to TeleCorp shareholders was inadequate. Plaintiffs claimed damages in excess of $330 million. An agreement was reached with plaintiffs’ counsel to settle this case for a total payment of $48 million, and that settlement has been approved by the court. Included in other current liabilities on AT&T Wireless Services’ balance sheet as of September 30, 2003 is $48 million related to this settlement. AT&T Wireless Services is seeking reimbursement from insurance carriers, and will record any reimbursement when and if the cash is received.

     AT&T Wireless Services is currently a party to various claims and legal proceedings, including those noted above. AT&T Wireless Services also makes routine filings with the FCC and state regulatory authorities, as well as federal, state, and local tax authorities. If management believes that a loss arising from these actions and/or filings is probable and can reasonably be estimated, an amount is recorded for the estimated loss. As additional information becomes available, the potential liability related to the actions is assessed and the estimates are revised, if necessary. Based upon currently available information, management does not believe that the ultimate outcome of these actions beyond that provided for as of September 30, 2003, individually and in the aggregate, will have a material adverse effect on AT&T Wireless Services’ Consolidated Financial Statements. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on AT&T Wireless Services’ Consolidated Financial Statements in future periods. While it is not possible to predict the ultimate outcome of the matters discussed above, historically, AT&T Wireless Services has been successful in defending itself against claims and suits that have been brought against it, and payments made in such claims and actions have not been material to AT&T Wireless Services’ Consolidated Financial Statements.

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

INTRODUCTION

     We are the second-largest wireless communications service provider in the United States based on revenues for the four quarters ended September 30, 2003. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless voice and data services. As of September 30, 2003, we had 21.9 million consolidated subscribers. For the nine months ended September 30, 2003, we had $12.5 billion of total consolidated revenues.

     We currently provide wireless voice and data services over two separate, overlapping networks. One network uses time division multiple access, or TDMA, as its signal transmission technology. As of September 30, 2003, it covered an aggregate population, which we refer to as “POPS,” of approximately 207 million, or 71 percent of the U.S. population. We also provide voice and enhanced data services over a separate network that uses the signal transmission technology known as global system for mobile communications, or GSM, and general packet radio service, or GPRS. As of September 30, 2003, this network covered approximately 217 million POPS, or 75 percent of the U.S. population. As of September 30, 2003, these two networks within our consolidated markets covered an aggregate of approximately 224 million POPS, or 77 percent of the U.S. population, and operated in 87 of the 100 largest U.S. metropolitan areas. We refer to this area as our network footprint. Coverage is estimated using signal mapping technology and population data compiled by third parties. We also provide voice service on our analog network, as mandated by the Federal Communications Commission (FCC), and data service over a network utilizing packet switched data technology, or CDPD. We are phasing out our CDPD network in connection with our launch of GSM/GPRS service.

     We supplement our own networks with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have network coverage. We refer to the area covered by our network footprint and roaming agreements as our service area. With these roaming agreements, as of September 30, 2003, we were able to offer our TDMA customers wireless services covering virtually the entire United States population and to provide GSM and GPRS service covering approximately 83 percent and 80 percent, respectively, of the U.S. population. We offer a multi-mode device that allows our customers to access analog, TDMA, and GSM/GPRS networks, providing them access to wireless service across the U.S. We plan to continue to expand our coverage and service area and increase the capacity and quality of our GSM/GPRS network through new network construction, acquisitions, affiliations, joint ventures, and roaming arrangements with other wireless providers.

DESCRIPTION OF FINANCIAL AND OPERATING METRICS

Non-GAAP Financial Measures:

OIBDA and OIBDA Margin: OIBDA is defined as operating income (loss) before depreciation and amortization. OIBDA margin is calculated as OIBDA divided by services revenue. See “OIBDA DISCUSSION” within the Results of Operations section below for a discussion of why management believes these measures to be important indicators of our operating performance and also for a reconciliation of these measures to their most comparable measures under generally accepted accounting principles (GAAP).

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

CCPU (Cash Cost per User): CCPU is used to measure the average monthly cost of serving our subscribers. CCPU is calculated as our total operating expenses less equipment revenue, depreciation and amortization expenses, licensing cost impairments, and the costs of acquiring new subscribers (as described above under CPGA), divided by our average subscribers for the period.

SUMMARY OF THIRD QUARTER RESULTS

     Services revenue for the third quarter was $4,073 million, an 8.2 percent or $308 million increase from the third quarter of 2002, driven primarily by growth in the subscriber base; increased roaming, toll, international, and data revenues; and the continued impact of revenue enhancement initiatives that began in the second half of 2002. Services revenue increased 3.4 percent from the second quarter of 2003 due primarily to the increase in total customers during the third quarter and a sequential increase in our ARPU. ARPU for the third quarter of $61.20 decreased $0.40 from the prior year quarter, but increased $0.60 compared with the second quarter of 2003. The slight decline in ARPU over the third quarter of 2002 was driven by continued pricing pressures, which resulted in a lower average revenue per minute. Partially offsetting the lower average revenue per minute were higher per-user contributions from data and international revenues, and higher regulatory fees passed on to our customers. The sequential increase in ARPU was primarily the result of seasonally higher roaming revenue. We typically see higher roaming revenues in the second and third quarters as our customers travel more frequently in the spring and summer.

     Minutes of use (MOU) per subscriber per month increased to 553 in the third quarter of 2003, up from 484 and 551 MOUs during the third quarter of 2002 and second quarter of 2003, respectively. These increases in MOUs were consistent with the recent trend in the growth of wireless minutes, as subscribers continue to shift toward calling plans that include larger buckets of minutes. Going forward, we anticipate that a continued competitive pricing environment will exert downward pressure on ARPU, which we expect will be at least partially offset by revenue enhancement programs, data revenues, incremental revenue sources, and increased MOUs per subscriber.

     Ongoing competitive pressures during the third quarter of 2003 and our continued focus on improving the profitability of our customer base negatively impacted subscriber growth during the quarter. Net consolidated subscriber additions totaled 229 thousand during the quarter ended September 30, 2003, reflecting an increase in our churn rate relative to recent quarters. Subscriber growth in the quarter was attributable to post paid and Go Phone subscribers, as prepaid customers declined in absolute numbers and as a percentage of total subscribers. We ended the quarter with 21.9 million consolidated subscribers, an 8.4 percent increase over the prior year quarter. Subsequent to the end of the third quarter, we experienced a significant multi-day disruption in our ability to activate or service GSM/GPRS subscribers, in connection with our implementation of an upgrade to our GSM/GPRS customer care system. This disruption does not impact our ability to activate or service our TDMA customers, which represent over 85 percent of our customer base and over half of new subscriber growth through the third quarter. We have improved performance of this system, including new customer activations, and we are working continuously to achieve expected system performance. However, our ability to activate and service GSM/GPRS subscribers on a timely basis, and the efficiency of our customer care operations, will continue to be affected until we are able to successfully conclude this upgrade. We expect that this, along with our continued focus on profitability, competitive activity, and contract expirations, will put pressure on our future subscriber growth. In addition, increased competitive activity that may be associated with Local Number Portability (LNP) could further impact subscriber growth.

     CPGA dropped to $335 in the quarter ended September 30, 2003, compared with $376 for the quarter ended September 30, 2002 and $379 from the second quarter of 2003. Our decreased CPGA reflects our ongoing efforts to move more sales to our lower cost distribution channels (retail stores, internet, and direct mail), which typically have a lower per-subscriber acquisition cost. Our lower CPGA also reflects the benefit of strong sales of our pay in advance product, Go Phone.

     Our churn rate for the third quarter of 2003 was 2.7 percent, down from 2.9 percent in the third quarter of 2002, but up from 2.2 percent in the second quarter of 2003. The prior year quarter reflected the impact of increased deactivations associated with the loss of WorldCom subscribers. On a sequential-quarter basis, churn increased due to competitive activity based on coverage, service quality, and more aggressive offers and equipment incentives, as well as an increase in contract expirations during the third quarter of 2003, actions we took to remove unprofitable customers from our customer base, the departure of traditional prepaid customers, and higher customer deactivations due to lack of payment. We continued to hold our standards on credit quality during the third quarter.

However, we continue to see an increase in new customers at the lower level of our acceptable credit range as we seek to profitably penetrate the third quartile of potential customers who currently do not own a wireless phone. These subscribers may impact our churn in future periods. Going forward in the fourth quarter, although we will remain aggressively focused on renewing the contracts of profitable customers, there will continue to be upward pressure on churn with the expiration of an even larger number of contracts, as well as the impact of LNP.

     CCPU decreased to $32.10 for the third quarter of 2003, or 1.2 percent lower than in the prior year quarter. This decrease in CCPU was driven by lower per-subscriber incollect and customer retention expenses (primarily equipment subsidies), partially offset by increases in per-subscriber customer care and allowance for uncollectible receivable expenses. Our ability to maintain or reduce CCPU will be affected by our ability to control and reduce costs including those associated with implementing new infrastructure and back-office support systems for our GSM/GPRS network. There will be upward pressure to our CCPU during the fourth quarter as a result of increased customer retention efforts associated with anticipated fourth quarter contract expirations, the impact of LNP, and back-office system implementations, which may be partially offset by the impact of seasonally lower roaming expenses. Additional restructuring charges associated with our margin improvement efforts may negatively impact CCPU in the near-term, prior to the longer-term, larger savings being realized.

     OIBDA was income of $1,208 million for the three months ended September 30, 2003, compared with a loss of $259 million during the prior year quarter. This increase of $1,467 million was due primarily to the larger SFAS No. 142 impairment charges recorded during the third quarter of 2002. The third quarter OIBDA loss of $259 million in 2002 included $1,329 million in licensing cost impairment charges versus $83 million in the current year quarter (see “Impairment of Licensing Costs” below). Also contributing to the quarter’s OIBDA growth was increased services revenue and lower net costs of equipment sales, partially offset by increased network-related costs, an increased provision for uncollectible receivables, higher customer care expenses, and an increase in marketing and advertising costs. Our ability to continue to grow OIBDA faster than our revenues, and therefore to continue to improve OIBDA margins, will be dependent upon a number of factors, including the success of our revenue enhancement programs, our ability to further reduce costs and establish more efficient distribution channels, and the level and cost of new subscriber additions. We expect that OIBDA growth and OIBDA margins will be negatively impacted in the fourth quarter by increased marketing expense associated with our brand campaign, and by increased customer retention efforts.

     We are in the process of undertaking a series of actions to continue to reduce our cost structure, which we anticipate will improve our OIBDA margins over time. During the second quarter of 2003, we launched a company-wide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and reach our goal of industry leading margins in 2005 (see “Restructuring Charge” below). Additional decisions may be made during the fourth quarter of 2003 as we continue to work to improve productivity and increase our OIBDA margins. We anticipate that these efforts will continue into 2004, and that some of the benefits will likely not be realized until 2004 and thereafter. These initiatives may require us to recognize incremental expenses prior to realizing anticipated savings.

     Our Free Cash Flow for the third quarter of 2003 was $253 million. The Free Cash Flow generation in the third quarter was driven by our strong operating performance, partially offset by our capital expenditures and net interest payments made during the quarter. We expect Free Cash Flow to vary from quarter to quarter and to be lower in the third and fourth quarters due primarily to higher capital expenditures during these quarters as compared to the first two quarters, and the seasonality of our OIBDA.

IMPAIRMENT OF LICENSING COSTS

     As of September 30, 2003, we had goodwill and U.S. licensing costs totaling $7,311 million and $14,417 million, respectively. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, be tested for impairment annually based upon a fair value approach. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale, or disposition of a significant portion of the business, or other factors. If our market value continues to be less than our book value for an extended period of time, it could trigger the need for impairment tests of acquired goodwill between annual tests. Other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

     We completed our second annual impairment tests for both goodwill and U.S. licensing costs during the third quarter of 2003, using methodologies consistent with those applied at the time of the initial adoption of SFAS No. 142 on January 1, 2002 as well as our first annual impairment test in the prior year quarter. Such testing resulted in no impairment charge to goodwill as the fair value calculated using a discounted cash flow model was sufficient to pass the first step of the impairment test as defined by SFAS No. 142. FCC licenses that support our U.S. strategic plan, which represent a majority of the licensing costs’ carrying value, were aggregated and valued using a discounted cash flow model. The fair value of our aggregated U.S. strategic licenses, calculated using a discounted cash flow model, was greater than the carrying value, and therefore, no impairment was recorded. Our non-strategic U.S. licenses and licenses held by our variable interest entities (see “New Accounting Policies” below) were valued on a license-by-license basis using primarily comparative market transaction data to determine a fair value. These tests resulted in pretax impairment charges of $26 million for our non-strategic licenses and $57 million for licenses held by our variable interest entities, which were recorded as impairments of licensing costs during the third quarter of 2003. We believe that the declines in the fair value of certain licenses are reflective of recent comparable transactions that have occurred in the market. These impairment charges did not impact any of our debt covenants.

     We believe that a discounted cash flow model is the best measure of fair value for our reporting unit. However, the average closing price of our common stock for the ten trading days before and after quarter-end, was $4.22, $6.68, $6.64, $8.13, and $8.52 for the quarters ended September 30, 2002, December 31, 2002, March 31, 2003, June 30, 2003, and September 30, 2003, respectively, reflecting a market capitalization that is lower than the fair value determined using discounted cash flows. If our market price were used to derive the fair value of our reporting unit, we would need to consider other items that may affect the fair value of the reporting unit as a whole, such as a control premium. If this method were used and we failed to pass the first step of the goodwill impairment test, it is reasonably possible that a goodwill impairment would result. While we do not use our market price to determine the fair value of our reporting unit, we expect convergence between our market capitalization and discounted cash flow valuation to occur over time. If this does not occur, it may signal the need for impairment charges.

RESTRUCTURING CHARGE

     During the second quarter of 2003, we launched a company-wide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and reach our goal of industry leading margins in 2005. In the second quarter, in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43,” we recorded a business restructuring charge for workforce reductions, including reductions resulting from our plans to consolidate national corporate functions primarily in Redmond, Washington and northern New Jersey. This charge included $47 million related to employee separation costs for actions taken during the second quarter of 2003. The business restructuring charge is reflected in the Consolidated Condensed Statements of Operations as $42 million in selling, general, and administrative expenses and $5 million in costs of services. An additional business restructuring charge of $10 million was recorded during the third quarter of 2003, approximately one half of which related to new actions taken during the period, and the other half resulting from a higher number of employee separations than originally planned for in the second quarter charge. The third quarter charge is reflected in the Consolidated Condensed Statements of Operations for the three months ended September 30, 2003 as $9 million in selling, general, and administrative expenses and $1 million in costs of services. Approximately 1,900 employees are expected to be separated in conjunction with these plans, of which approximately 80 percent are exempt employees and 20 percent are non-exempt employees. The majority of the employee separations will be involuntary, although approximately one-third of the workforce reductions are anticipated to be the result of employees who decline the opportunity to relocate. Several hundred of those positions will be filled in our consolidated headquarters. The employee separation number is not adjusted for anticipated hiring to fill these positions. Approximately 800 employees had left their positions as of September 30, 2003; the remaining employees are anticipated to leave their positions by the end of 2004. Additional decisions may occur during the fourth quarter of 2003 as we continue to work to improve productivity and increase our OIBDA margins.

     The following table displays the activity and balances of the restructuring reserve, which is reflected in payroll and benefit-related liabilities on the Consolidated Condensed Balance Sheet:

(In Millions)	Employee Separation

Balance at December 31, 2002	$—
Additions	57
Payments	(12)

Balance at September 30, 2003	$45

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

     Our critical accounting policies and estimates include our unbilled services revenues; allowances for doubtful accounts; the estimates used in determining the useful lives of our property, plant, and equipment; fair values and related impairments of property, plant, and equipment, goodwill, U.S. licensing costs, and investments in and advances to unconsolidated subsidiaries; legal and tax contingencies; and deferred tax valuation allowances. For a detailed discussion of our critical accounting policies and estimates please refer to our Annual Report on Form 10-K for the year ended December 31, 2002. There were no material changes in the application of our critical accounting policies and estimates subsequent to the report. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors and the Audit Committee has reviewed our disclosures relating to them.

NEW ACCOUNTING POLICIES

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Specifically, it requires that financial instruments within the scope of the statement be classified as liabilities because they embody an obligation of the issuer. Under previous guidance, many of these instruments could be classified as equity or be reflected as mezzanine equity between liabilities and equity on the balance sheet. As a result of the adoption of this statement on July 1, 2003, we reclassified our mandatorily redeemable preferred stock to long-term liabilities within our Consolidated Condensed Balance Sheet. Additionally, effective with the adoption and on a prospective basis, the accretion relating to our mandatorily redeemable preferred stock is classified as interest expense within our Consolidated Condensed Statements of Operations. We also have certain mandatorily redeemable noncontrolling interests subject to the disclosure provisions of SFAS No. 150 due to the issuance of FASB Staff Position No. FAS 150-3. These mandatorily redeemable noncontrolling interests include minority interests in entities with finite lives. The estimated settlement amount of these entities as of September 30, 2003 was $96 million of which $52 million is reflected within minority interest on our Consolidated Condensed Balance Sheet.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Our initial adoption of this statement on July 1, 2003, did not have a material impact on our results of operations, financial position, or cash flows.

     In November 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. In certain cases, the sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables, which resulted in a reclassification of certain activation revenues (which were previously classified as services revenue) to equipment revenue. We adopted this statement on July 1, 2003, and are applying it on a prospective basis. Our initial adoption of this consensus did not have a material impact on our results of operations, financial position, or cash flows.

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

     We have significant variable interests in several of our unconsolidated subsidiaries for which we are deemed to be the primary beneficiary. These variable interests typically consist of a combination of any or all of voting equity interests, non-voting equity interests, loans, and put options that provide the other owners the right to require us to purchase their ownership interest if and when certain events occur. These entities were formed to acquire licenses that were restricted by FCC rule to businesses with limited assets and revenues, and to provide a means through which we can invest in these licenses. To date, the activity of these entities has consisted primarily of acquiring licenses through acquisitions and FCC auctions, and network construction. We previously accounted for these ventures under the equity method of accounting as we do not have voting control and we have recognized virtually 100 percent of the entities’ operating losses due to our significant variable interests. Our maximum loss exposure related to these entities as of September 30, 2003 was approximately $145 million, which represented the value of the put options that provide the other owners the right to require us to purchase their ownership interest under certain circumstances. As a result of the adoption of FIN 46, we consolidated these entities at their carrying values effective April 1, 2003. Additionally, we have determined we have a significant variable interest and are deemed to be the primary beneficiary in an entity that holds assets and liabilities associated with synthetic leases. As a result, upon adoption, we consolidated the assets and liabilities associated with two synthetic leases that were previously disclosed as off-balance sheet arrangements. The impact of early-adopting FIN 46 to our Consolidated Condensed Balance Sheet as of April 1, 2003 was as follows:

	Cash	Property,		Investments in and		Other	Long-	Deferred	Other
	and cash	plant, and	Licensing	advances to unconsolidated	Other	current	term	income tax	long-term	Minority
(In Millions)	equivalents	equipment	costs	subsidiaries	assets	liabilities	debt	liabilities	liabilities	interest

Unconsolidated subsidiaries	$16	$—	$636	$(506)	$(18)	$8	$30	$47	$5	$38
Synthetic leases		63					63

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

     We are subject to asset retirement obligations associated with our cell site, switch site, retail, and administrative location operating leases, which are subject to the provisions of this statement. These lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. Our initial adoption of this statement did not have a material impact on our results of operations, financial position, or cash flows.

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

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and accompanying notes included elsewhere in the report and provides information that management believes is relevant to an assessment and understanding of our results of operations for the three and nine months ended September 30, 2003 and 2002, and financial condition as of September 30, 2003 and December 31, 2002.

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

(In Millions)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

REVENUE
Services	$4,073	$3,765	$308	8.2%	$11,755	$10,745	$1,010	9.4%
Equipment	301	298	3	1.4%	725	839	(114)	(13.5)%

Total revenue	$4,374	$4,063	$311	7.7%	$12,480	$11,584	$896	7.7%

     Services revenue consists primarily of monthly recurring charges, airtime and toll usage charges (domestic and international), roaming charges (domestic and international) billed to both our customers and other wireless service providers, and regulatory fees we pass on to our subscribers. Services revenue is derived primarily from these voice services and also includes increasing revenue from data services. Services revenue also includes revenues not generated from wireless users, which consists primarily of sublease rents and revenues we collect from local exchange carriers for call termination charges. Services revenue is recognized based upon minutes of use processed and contracted fees, and is net of credits and adjustments for service discounts. Amounts collected in advance of the service period, primarily related to our prepaid and pay-in-advance customers, are recorded as unearned revenue and are recognized when earned. In certain cases, customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized over the estimated customer relationship period. In order to grow services revenue and maintain current ARPU levels, growth in data and other revenue sources will need to offset the expected continued decline in our average revenue per minute related to our monthly recurring and airtime usage charges. Equipment revenue is generated primarily from the sale of wireless handsets and accessories. We generally subsidize all or a portion of handset sales in connection with longer-term contracts or other promotional offers. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer or distributor, as this is considered to be a separate earnings process from the sale of wireless services. Effective with the adoption of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” in the third quarter of 2003, we changed the way we account for certain cases of wireless service sales with an accompanying handset (see “New Accounting Policies” above for further information regarding this consensus).

     Total revenue grew 7.7 percent to $4,374 million, an increase of $311 million, for the three months ended September 30, 2003, compared with the three months ended September 30, 2002, and 7.7 percent to $12,480 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002.

     Services revenue for the three months ended September 30, 2003 was $4,073 million, an increase of $308 million, or 8.2 percent, compared with the three months ended September 30, 2002. Services revenue for the nine months ended September 30, 2003 was $11,755 million, an increase of $1,010 million, or 9.4 percent, compared with the nine months ended September 30, 2002. The increase in services revenue for both current year periods was driven primarily by growth in the subscriber base; increased roaming, toll, international, and data revenues; and the continued impact of revenue enhancement initiatives that began in the second half of 2002.

     Our wireless subscribers represent customers on post-paid, prepaid, or pay-in-advance rate plans. Additionally, our reported subscribers include subscribers that are sold through our resale agreements. As of September 30, 2003, we had 21.9 million consolidated subscribers, an increase of 8.4 percent from September 30, 2002. Total consolidated subscribers reflected a net increase of 133 thousand during the third quarter of 2003 associated with market acquisitions completed within the quarter and the release of the TeleCorp subscriber reserve taken at the time of the TeleCorp acquisition, partially offset by an adjustment to our total subscribers to reflect the removal of certain inactive reseller subscribers as part of our ongoing subscriber reconciliation efforts. Net consolidated wireless subscriber additions during the three and nine months ended September 30, 2003 totaled 229 thousand and 932 thousand, respectively, representing a 13.9 percent increase over the third quarter of 2002 and a 26.6 percent decrease over the prior year-to-date period. Net subscriber additions during the third quarter of 2003 were negatively affected by increased subscriber deactivations, or churn, in the quarter. Traditional prepaid subscribers as of September 30, 2003 remained a mid-single-digit percentage of the total consolidated subscriber base, and reseller subscribers remained a low-single-digit percentage of the total base. The following table summarizes the activity in our subscriber base during the third quarter of 2003:

(In Thousands)
Ending subscribers as of December 31, 2002	20,859
Net subscriber additions	703
Net subscriber impact from market acquisitions (dispositions) and adjustments	(69)

Ending subscribers as of June 30, 2003	21,493
Net subscriber additions	229
Net subscriber impact from market acquisitions (dispositions) and adjustments	133

Ending subscribers as of September 30, 2003	21,855

     Our churn rates for the three and nine months ended September 30, 2003, were 2.7 percent and 2.4 percent, respectively, down from 2.9 percent and 2.6 percent in the three and nine months ended September 30, 2002, respectively. The churn rate related to our postpaid customers for the three and nine months ended September 30, 2003, of 2.4 percent and 2.1 percent, respectively, also improved from 2.6 percent and 2.4 percent, respectively, a year ago. The prior year periods were negatively impacted by the impact of increased deactivations associated with the loss of WorldCom subscribers. Churn in the third quarter of 2003 was up from the second quarter rate of 2.2 percent due to competitive activity based on coverage, service quality, and more aggressive offers and equipment incentives, as well as an increase in contract expirations during the third quarter of 2003, actions we took to remove unprofitable customers from our customer base, the departure of traditional prepaid customers, and higher customer deactivations due to lack of payment.

     Our ARPU for the three and nine months ended September 30, 2003, was $61.20 and $60.20, respectively, compared to $61.60 and $60.20 for the three and nine months ended September 30, 2002, respectively. The decline in ARPU in the current year quarter was driven by continued pricing pressures, which resulted in a lower average revenue per minute. Partially offsetting the lower average revenue per minute was an increase in data revenue resulting from more data users and higher per-user contributions, international revenues, and higher regulatory fees passed on to our customers. Average minutes of use per subscriber per month were 553 and 484 for the three months ended September 30, 2003 and 2002, respectively, and 538 and 466 for the nine months ended September 30, 2003 and 2002, respectively. The increases in both current year periods were consistent with the recent trend in the growth of wireless minutes, as subscribers continue to shift toward calling plans that include larger buckets of minutes.

     Equipment revenue for the three months ended September 30, 2003, was $301 million, an increase of $3 million, or 1.4 percent, compared with the three months ended September 30, 2002. The growth in the current year quarter was due to an increase in handsets sold, offset by a decline in the average revenue per unit sold. Equipment revenue for the nine months ended September 30, 2003, was $725 million, a decrease of $114 million, or 13.5 percent, compared with the nine months ended September 30, 2002. The decline in equipment revenue over the prior year-to-date period was attributable to a lower average revenue per unit, partially offset by an increase in handsets sold.

(In Millions)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Costs of services	$1,267	$1,173	$94	8.1%	$3,571	$3,387	$184	5.5%
As a percentage of services revenue	31.1%	31.2%			30.4%	31.5%

     Costs of services consist primarily of costs to operate and maintain our TDMA and GSM/GPRS networks, incollect expenses (the roaming costs paid to other wireless providers), and access, interconnection, and toll charges paid to connect our customers’ calls on other carriers’ networks. Additionally, costs of services include the provision for uncollectible receivables, regulatory fees, and non-income-related taxes. Costs of services for the three months ended September 30, 2003, were $1,267 million, an increase of $94 million, or 8.1 percent, compared with the three months ended September 30, 2002. Costs of services for the nine months ended September 30, 2003, were $3,571 million, an increase of $184 million, or 5.5 percent, compared with the nine months ended September 30, 2002. The majority of the increase for both periods resulted from increased network-related costs associated with a larger number of cell sites to support the increased minutes of use by the existing base of customers, as well as by new customers added since the prior year periods; increased interconnection and toll charges with the growing subscriber base; and higher regulatory fees, primarily Universal Service Fees. Additionally, the three months ended September 30, 2003 was negatively impacted by an increased provision for uncollectible receivables due to higher net write-offs and a deterioration of our accounts receivable aging. The nine months ended September 30, 2002 also included $21 million in charges associated with the wind-down of our air-to-ground operations.

(In Millions)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Costs of equipment sales	$495	$620	$(125)	(20.1)%	$1,437	$1,702	$(265)	(15.5)%

     Costs of equipment sales include the costs of the handsets and accessories sold to new, as well as existing customers and the related distribution and shipping costs. Costs of equipment sales for the three months ended September 30, 2003 were $495 million, a decrease of $125 million, or 20.1 percent, compared with the three months ended September 30, 2002. Costs of equipment sales for the nine months ended September 30, 2003 were $1,437 million, a decrease of $265 million, or 15.5 percent, compared with the nine months ended September 30, 2002. The decreases in costs of equipment sales in both current year periods resulted primarily from a decline in the average cost per unit sold, partially offset by an increase in handsets sold.

(In Millions)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Selling, general, and administrative	$1,321	$1,200	$121	10.1%	$3,885	$3,586	$299	8.3%
As a percentage of services revenue	32.4%	31.9%			33.0%	33.4%

     Selling, general, and administrative (SG&A) expenses consist primarily of our selling costs to acquire new customers, costs we incur to service our existing customer base, and our general and administrative expense for our information technology group and finance and administration functions. SG&A expenses for the three months ended September 30, 2003, were $1,321 million, an increase of $121 million, or 10.1 percent, compared with the three months ended September 30, 2002. SG&A expenses for the nine months ended September 30, 2003, were $3,885 million, an increase of $299 million, or 8.3 percent, compared with the nine months ended September 30, 2002. These increases resulted from higher customer care costs resulting from growth in the subscriber base and an increase in subscribers on our GSM/GPRS network, and from an increase in IT-related expenses associated with implementing new back-office support systems. Additionally, advertising expenses were higher in the third quarter as compared to the prior year period. SG&A expenses during the nine months ended September 30, 2003 also included the majority of the $57 million in severance-related charges recorded in the second and third quarters of 2003 related to restructuring initiatives that support our margin improvement efforts (see “Restructuring Charge” above). The year-to-date increase was partially offset by lower sales commissions expenses, due primarily to a decline in gross subscriber additions, gross additions related to our Go Phone product, which has a lower commission than our traditional postpaid sales, and an increase in the gross additions from our direct channels as compared to 2002. CPGA includes the cost of handset subsidies related to new subscriber acquisitions, which are recorded in costs of equipment sales. CPGA was $335 and $371 for the three and nine months ended September 30, 2003, respectively, representing decreases of 10.9 percent and 1.1 percent, respectively, over the prior year periods. CPGA decreased in the third quarter of 2003 as a result of lower per-gross-addition costs for equipment incentives and commission-related costs, partially offset by higher per-gross-addition advertising expenses, versus the prior year period.

(In Millions)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Depreciation and amortization	$841	$703	$138	19.5%	$2,311	$2,029	$282	13.9%

     Depreciation and amortization expenses for the three months ended September 30, 2003, were $841 million, an increase of $138 million, or 19.5 percent, compared with the three months ended September 30, 2002. Depreciation and amortization expenses for the nine months ended September 30, 2003, were $2,311 million, an increase of $282 million, or 13.9 percent, compared with nine months ended September 30, 2002. These increases reflect higher depreciation expense associated with the growth in our depreciable asset base, the acceleration of depreciation of certain TDMA assets, and the acceleration of amortization of certain back-office support systems. Capital expenditures, including capital additions related to internal-use software, were $943 million and $1,267 million for the three months ended September 30, 2003 and 2002, respectively, and $1,913 million and $2,900 million for the nine months ended September 30, 2003 and 2002, respectively.

(In Millions)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Impairment of licensing costs	$83	$1,329	$(1,246)	(93.7)%	$83	$1,329	$(1,246)	(93.7)%

     Impairment of licensing costs of $83 million and $1,329 million resulting from our annual assessments required by SFAS No. 142, were recorded in the three months ended September 30, 2003 and 2002, respectively. Specifically, SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the goodwill and licensing costs with their carrying amounts. We completed our assessment during the third quarter of 2003 and 2002 using methodologies consistent with those applied during the initial adoption of SFAS No. 142 on January 1, 2002. There were no impairment charges required for goodwill in either year. See “Impairment of Licensing Costs” above for further information regarding the impairment charges recorded during the third quarter of 2003.

(In Millions)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Other income (expense)	$16	$(164)	$180	109.9%	$36	$(188)	$224	119.3%

     Other income (expense) primarily includes impairment charges associated with our equity investments accounted for under the cost method, gains and losses on the sale or exchange of assets or businesses, losses on the early extinguishment of debt, and interest income. Other income (expense) was income of $16 million and expense of $164 million for the quarters ended September 30, 2003 and 2002, respectively, and was income of $36 million and expense of $188 million for the nine months ended September 30, 2003 and 2002, respectively. Other income (expense) for the three and nine months ended September 30, 2003 primarily consisted of a $35 million pretax gain on the sale of Dobson Communications Corp. (Dobson) common stock (see “Investments In and Advances to Unconsolidated Subsidiaries” below) and interest income, partially offset by a $40 million pretax loss on early extinguishment of debt associated with the tender offer of our TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes during the third quarter of 2003 (see “Net Cash Provided by Financing Activities of Continuing Operations” below for further information regarding this debt repurchase). Other income (expense) for the third quarter of 2002 primarily included a $187 million pretax impairment loss recognized for investments in Dobson common and preferred stock for which the declines in fair value were deemed to be other than temporary, partially offset by interest income earned during the quarter. Other income (expense) for the nine months ended September 30, 2002 consisted primarily of $244 million in total pretax impairment charges related to our investments in Dobson, partially offset by interest income.

(In Millions)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Interest expense	$202	$180	$22	12.6%	$593	$490	$103	20.9%

     Interest expense, net of amounts capitalized, consists primarily of interest on our Senior Notes and interest on the TeleCorp Wireless, Inc. and Tritel PCS, Inc. Senior Subordinated Notes that we assumed in conjunction with our acquisition of TeleCorp. Interest expense for the three months ended September 30, 2003, was $202 million, an increase of $22 million, or 12.6 percent, compared with the three months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003, was $593 million, an increase of $103 million, or 20.9 percent, compared with the nine months ended September 30, 2002. The increases in 2003 reflected lower capitalized interest due to lower capital expenditures than in the prior year periods. Additionally, the adoption of SFAS No. 150 in the third quarter of 2003 required the reclassification of accretion expense associated with our mandatorily redeemable preferred stock to interest expense (see “New Accounting Policies” above). The year-to-date increase also reflects a full nine months of interest on the $3.0 billion Senior Notes offering that occurred in April 2002 and the debt acquired in conjunction with our acquisition of TeleCorp in February 2002. These increases were partially offset by lower interest expense on the TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes due to our tender offer during the third quarter of 2003 (see “Net Cash Provided by Financing Activities of Continuing Operations” below for further information regarding this debt repurchase).

(In Millions)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Provision (benefit) for income taxes	$9	$(139)	$148	106.4%	$112	$(70)	$182	259.3%

     Provision (benefit) for income taxes was a provision of $9 million and $112 million for the three and nine months ended September 30, 2003, respectively, compared to a benefit of $139 million and $70 million in the three and nine months ended September 30, 2002, respectively. Our 2003 annual effective tax rate is estimated to be 17.7 percent, down from the 22.7 percent estimated at the end of the second quarter of 2003. The estimated annual effective rate for 2003 is lower than our statutory rate mainly due to the reversal of certain valuation allowances recorded during 2003. The benefits for income taxes during the three and nine months ended September 30, 2002 included a gross tax benefit, which was primarily associated with the pretax impairment charges recorded during the quarter, reduced by a full tax valuation allowance. During the third quarter of 2002, we recorded a full valuation allowance pursuant to SFAS No. 109, “Accounting for Income Taxes,” due to the uncertainty of the realization of the deferred tax assets in future periods. We no longer required a full valuation allowance on our deferred tax assets effective during the second quarter of 2003.

(In Millions)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	$(16)	$(882)	$866	(98.1)%	$2	$(1,017)	$1,019	100.2%

     We incurred net equity losses from investments in unconsolidated subsidiaries of $16 million, including a tax provision of $2 million, for the three months ended September 30, 2003, compared with net equity losses of $882 million, including a tax provision of $82 million, during the three months ended September 30, 2002. For the nine months ended September 30, 2003, we recorded net equity earnings of $2 million, net of a tax provision of $48 million, compared with net equity losses of $1,017 million, including a tax provision of $12 million, for the nine months ended September 30, 2002. Net equity (losses) earnings in the prior year quarter included $813 million in pretax impairment charges associated with the write-down of our equity-method unconsolidated subsidiaries and first annual SFAS No. 142 impairment tests related to their other indefinite-lived intangible assets. Also contributing to the improvement over the prior year quarter were higher equity earnings associated with certain international investments, partially offset by a $62 million pretax impairment of our investment in Far EasTone Telecommunications Co., Ltd (Far EasTone) recorded during the third quarter of 2003 (see “Investments In and Advances To Unconsolidated Subsidiaries” below for further information regarding this impairment). Net equity (losses) earnings from investments in unconsolidated subsidiaries for the nine months ended September 30, 2002 also included a $120 million pretax impairment charge related to our investment in ACC Acquisition LCC (the parent company of American Cellular Corporation (ACC)). The income tax provision in the current year-to-date period reflected increased valuation requirements for deferred tax assets associated with actual and potential capital losses that were deemed more likely than not to expire unused.

(In Millions)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Income from discounted operations (net of tax provision of $5 and $29 for the three and nine months ended September 30, 2002)	$—	$8	$(8)	(100.0)%	$—	$47	$(47)	(100.0)%

     We recognized income from discontinued operations, net of tax, of $8 million and $47 million during the three and nine months ended September 30, 2002, respectively. The income recorded during 2002 consisted of adjustments to the recoverability of assets and accruals related to costs to exit the fixed wireless business. The disposition of the fixed wireless business was completed during 2002.

(In Millions)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Cumulative effect of change in accounting principle (net of tax benefit of $103)	$—	$—	$—	0.0%	$—	$(166)	$166	100.0%

     Cumulative effect of change in accounting principle, net of tax, was a loss of $166 million during the nine months ended September 30, 2002, and related to our proportionate share of impairment charges recorded by our equity method unconsolidated subsidiaries upon their adoption of SFAS No. 142 effective January 1, 2002. Of the total 2002 aftertax charge, $72 million and $7 million represented our proportionate share of impairments recognized by TeleCorp of its licensing costs and goodwill, respectively. The remaining $87 million represented our proportionate share of an impairment of licensing costs recognized by ACC.

(In Millions)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Accretion of mandatorily redeemable preferred stock	$—	$6	$(6)	(100.0)%	$13	$13	$—	(3.6)%

     Accretion of mandatorily redeemable preferred stock was zero and $6 million during the three months ended September 30, 2003 and 2002, respectively, and $13 million for both nine-month periods ended September 30, 2003 and 2002, respectively. The accretion was associated with the mandatorily redeemable preferred stock issued by us during February 2002 in conjunction with our acquisition of TeleCorp and reflects quarterly compounding. However, effective with our adoption of SFAS No. 150 in the third quarter of 2003, this accretion on a prospective basis is classified as interest expense within our Consolidated Condensed Statements of Operations (see “New Accounting Policies” above for further information regarding this statement).

Income (loss) per basic and diluted share:	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

	2003	2002	$ Change	2003	2002	$ Change

Income (loss) from continuing operations available to common shareholders	$0.06	$(0.76)	$0.82	$0.19	$(0.77)	$0.96
Income from discontinued operations	—	—	—	—	0.01	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—	(0.06)	0.06

Net income (loss) available to common shareholders	$0.06	$(0.76)	$0.82	$0.19	$(0.82)	$1.01

     Income (loss) from continuing operations available to common shareholders per share was income of $0.06 and a loss of $0.76 for the three months ended September 30, 2003 and 2002, respectively, and was income of $0.19 for the nine months ended September 30, 2003, compared with a loss of $0.77 for the nine months ended September 30, 2002. The increased income per share in both current year periods was attributable primarily to the larger SFAS No. 142 and investment-related impairment charges, as well as the deferred tax valuation allowance, recorded during the third quarter of 2002. Additionally, for the nine months ended September 30, 2003, higher operating income, excluding the licensing cost impairments, resulted in an increase in income (loss) from continuing operations available to common shareholders.

     Income from discontinued operations per share was zero for the three months ended September 30, 2002 and $0.01 for nine months ended September 30, 2002.

     Cumulative effect of change in accounting principle per share was zero for the three months ended September 30, 2002 and a loss of $0.06 for the nine months ended September 30, 2002.

     Net income (loss) available to common shareholders was income of $156 million compared to a loss of $2,047 million for the three months ended September 30, 2003 and 2002, respectively, and was income of $513 million versus a loss of $2,206 million for the nine months ended September 30, 2003 and 2002, respectively. Net income (loss) available to common shareholders per share was income of $0.06 and a loss of $0.76 for the three months ended September 30, 2003 and 2002, respectively, and was income of $0.19 for the nine months ended September 30, 2003, compared with a loss of $0.82 for the nine months ended September 30, 2002. The improvement in net income (loss) available to common shareholders per share in both current year periods was attributable primarily to the larger SFAS No. 142 and investment-related impairment charges, as well as the deferred tax valuation allowance, recorded during the third quarter of 2002. Also contributing to the 2003 year-to-date improvement was the increase in operating income, excluding the licensing cost impairments, and the cumulative effect of change in accounting principle recorded during the first quarter of 2002.

OIBDA DISCUSSION

     We believe OIBDA and OIBDA margin to be relevant and useful information to our investors as these are used by our management to evaluate the operating performance of our consolidated operations. Additionally, our $2.5 billion credit facility (under which no amounts are currently outstanding) requires us to maintain certain financial ratios, including a specified ratio of net-debt-to-operating income before depreciation and amortization expenses and impairment charges. Lastly, we use OIBDA for planning purposes, and multiples of current or projected OIBDA in our discounted cash flow models to determine the value of our licensing costs and our overall enterprise valuation. We believe OIBDA and OIBDA margin are useful measures of our ability to grow our revenue faster than our operating expenses, excluding those expenses associated with our capital investments, and they are an integral part of the internal reporting system utilized by management to assess and evaluate the performance of our business. OIBDA excludes certain items, including net equity (losses) earnings from our unconsolidated subsidiaries and other income (expense) that we believe are not indicative of our core operating results. OIBDA also excludes interest expense and the provision for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structures. Finally, OIBDA excludes depreciation and amortization expenses, in order to eliminate the impact of capital investments, which management believes is better evaluated through its effect on Free Cash Flow. OIBDA and OIBDA margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. OIBDA and OIBDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies.

Reconciliation of OIBDA to Consolidated Net Income (Loss)

     The following table summarizes the reconciliation of OIBDA to consolidated net income (loss):

(In Millions)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

OIBDA	$1,208	$(259)	$3,504	$1,580
Depreciation and amortization	(841)	(703)	(2,311)	(2,029)
Other income (expense)	16	(164)	36	(188)
Interest expense	(202)	(180)	(593)	(490)
(Provision) benefit for income taxes	(9)	139	(112)	70
Net equity (losses) earnings from investments in unconsolidated subsidiaries	(16)	(882)	2	(1,017)
Income from discontinued operations	—	8	—	47
Cumulative effect of change in accounting principle	—	—	—	(166)

Net income (loss)	$156	$(2,041)	$526	$(2,193)

OIBDA for the Three and Nine Months Ended September 30, 2003, Compared with the Three and Nine Months Ended September 30, 2002

     OIBDA for the three months ended September 30, 2003, was income of $1,208 million, compared with a loss of $259 million for the three months ended September 30, 2002, and was income of $3,504 million for the nine months ended September 30, 2003, compared with income of $1,580 million for the nine months ended September 30, 2002. The increase in OIBDA in both current year periods was due primarily to the larger SFAS No. 142 charges recorded during the third quarter of 2002. The third quarter and year-to-date OIBDA for 2002 included $1,329 million in licensing cost impairment charges versus $83 million in the current year quarter and year-to-date periods (see “Impairment of Licensing Costs” above). Also contributing to the OIBDA growth in 2003 was increased services revenue and lower net costs of equipment sales, partially offset by increased network-related costs and higher customer care expenses. OIBDA in the third quarter of 2003 was also negatively impacted by a higher provision for uncollectible receivable and increased marketing and advertising costs. Additionally, the severance-related charges (see “Restructuring Charge” above) partially offset the OIBDA increases for the nine months ended September 30, 2003.

Reconciliation of OIBDA Margin to Consolidated Net Income (Loss) as a Percentage of Services Revenue

     The following table summarizes the reconciliation of OIBDA margin to consolidated net income (loss) as a percentage of services revenue:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

OIBDA margin	29.7%	(6.9)%	29.8%	14.7%
Depreciation and amortization as a percentage of services revenue	(20.7)%	(18.7)%	(19.6)%	(18.9)%
Other income (expense) as a percentage of services revenue	0.4%	(4.3)%	0.3%	(1.7)%
Interest expense as a percentage of services revenue	(5.0)%	(4.8)%	(5.0)%	(4.6)%
(Provision) benefit for income taxes as a percentage of services revenue	(0.2)%	3.7%	(1.0)%	0.7%
Net equity (losses) earnings from investments in unconsolidated subsidiaries as a percentage of services revenue	(0.4)%	(23.4)%	—	(9.5)%
Income from discontinued operations as a percentage of services revenue	—	0.2%	—	0.4%
Cumulative effect of change in accounting principle as a percentage of services revenue	—	—	—	(1.5)%

Net income (loss) as a percentage of services revenue	3.8%	(54.2)%	4.5%	(20.4)%

OIBDA Margin for the Three and Nine Months Ended September 30, 2003, Compared with the Three and Nine Months Ended September 30, 2002

     OIBDA margin was a positive 29.7 percent for the three months ended September 30, 2003, compared with a negative 6.9 percent for the three months ended September 30, 2002, and was a positive 29.8 percent for the nine months ended September 30, 2003, compared with a positive 14.7 percent for the nine months ended September 30, 2002. The OIBDA margin improvement in both current year periods was due primarily to the larger SFAS No. 142 impairment charges recorded during the third quarter of 2002 (discussed above) as a percentage of services revenue.

LIQUIDITY AND CAPITAL RESOURCES

     We expect to fund our capital requirements for at least the next 12 months by using existing cash balances and short-term investments, which totaled $4.3 billion as of September 30, 2003; cash generated from operations; and if necessary, by accessing external sources of capital including the issuance of commercial paper, public equity or debt securities, or by drawing on our committed receivables securitization program and credit facilities. As of September 30, 2003, we had access to $8.3 billion, including our cash balances, short-term investments, and committed, untapped sources of liquidity. We may also generate cash from the sale of non-strategic investments or excess spectrum. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth.

Statements of Cash Flows Discussion

(In Millions)	For the Nine Months
	Ended September 30,

Net Cash Flows:	2003	2002	$ Change	% Change

Provided by operating activities of continuing operations	$3,733	$2,262	$1,471	65.0%
Used in investing activities of continuing operations	(1,756)	(3,613)	1,857	51.4%
(Used in) provided by financing activities of continuing operations	(141)	1,758	(1,899)	(108.0)%
Used by discontinued operations	—	(8)	8	100.0%
Net increase in cash due to adoption of FIN 46	16	—	16	100.0%

Net Cash Provided by Operating Activities of Continuing Operations

     Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2003, was $3,733 million, compared with $2,262 million for the nine months ended September 30, 2002. The increase in net cash provided by operating activities from continuing operations was due primarily to higher operating income (excluding depreciation and amortization expenses and the impairment of licensing costs) during 2003, the $511 million in proceeds received from the 2002 NOL carryback, discussed below, and the $245 million in proceeds received from the termination of our interest rate swap agreements relating to the long-term portion of our hedged debt. These increases were partially offset by a higher use of cash from working capital. In the fourth quarter, we will continue our focus on working capital management, including maintaining tight credit standards and increased collection efforts related to our accounts receivables; maintaining appropriate inventory models and levels of inventory in our retails stores and warehouses; and improving days payable outstanding through working with our vendors on payment terms.

     For the year ended December 31, 2002, we generated a NOL of $2.8 billion, of which $1.5 billion was carried back during the second quarter of 2003 for a refund of taxes paid by AT&T totaling $536 million. Prior to the filing of the refund claim, our deferred tax liabilities (excluding the deferred tax liabilities related to licensing costs and goodwill) exceeded our deferred tax assets. Therefore, we determined that we no longer required a valuation allowance against our deferred tax assets, other than those deferred tax assets associated with actual and potential capital losses and state NOLs that were deemed more likely than not to expire unused. As we no longer required a full valuation allowance on our deferred tax assets, the 2002 NOL carryback was reflected as a reduction of our long-term deferred tax assets. We received $511 million of this refund during the second quarter of 2003; the remaining $25 million will be held in escrow pursuant to the terms of an agreement between AT&T and us, and will be reflected as a receivable in other assets until distribution from the escrow. The balance of the 2002 NOL not carried back can be carried forward to offset our taxable income in future years.

Net Cash Used in Investing Activities of Continuing Operations

     Net cash used in investing activities of continuing operations for the nine months ended September 30, 2003, was $1,756 million, compared with $3,613 million for the nine months ended September 30, 2002. The decrease in net cash used in investing activities during the first nine months of 2003 was primarily the result of reduced capital expenditures, as well as lower contributions made to unconsolidated subsidiaries.

     In October 2003, we sold our ownership stake in Far EasTone to member companies of the carrier’s majority shareholder, Far Eastern Group, for 11.3 billion NT dollars, or approximately $330 million.

     On June 18, 2003, we and Verizon Communications Inc. jointly signed an agreement to sell our combined 49 percent interest in Eurotel Praha, which is held by a 50/50 joint venture, to Cesky Telecom for $1.05 billion. Cesky Telecom currently owns 51 percent of Eurotel Praha. We expect to receive $525 million from the sale and a $100 million dividend upon distribution of the cash from the joint venture by early 2004. The sale transaction is subject to Cesky Telecom’s ability to finance the purchase.

Net Cash Provided by Financing Activities of Continuing Operations

     Net cash (used in) provided by financing activities of continuing operations for the nine months ended September 30, 2003, was a use of cash totaling $141 million, compared with a source of cash totaling $1,758 million for the nine months ended September 30, 2002. Financing activities of continuing operations for the nine months ended September 30, 2003 primarily included the $588 million cash paid in the repayment of certain TeleCorp Wireless, Inc. and Tritel PCS, Inc. debt discussed below, partially offset by the receipt of the $436 million income tax refund from AT&T discussed below. Financing activities of continuing operations for the nine months ended September 30, 2002 primarily included net proceeds of $3.0 billion from our Senior Notes offering in April 2002 and cash proceeds of $382 million from the sale of our common shares to NTT DoCoMo, Inc. (DoCoMo) in connection with DoCoMo’s exercise of its preemptive right triggered by the TeleCorp acquisition. Partially offsetting these proceeds was the repayment of approximately $1.6 billion of TeleCorp debt subsequent to the acquisition, including the repayments of the TeleCorp public debt during the second quarter of 2002.

     On July 24, 2003, we announced offers to repurchase for cash any and all outstanding 11.625 percent TeleCorp Wireless, Inc. Senior Subordinated Discount Notes due April 15, 2009, and 12.75 percent Tritel PCS, Inc. Senior Subordinated Discount Notes due May 15, 2009. The TeleCorp Wireless, Inc. notes had a face value of $374 million and a carrying value of $361 million as of June 30, 2003. The Tritel PCS, Inc. notes had a face value of $242 million and a carrying value of $237 million as of June 30, 2003. We are guarantors of these notes. During the third quarter of 2003, we retired $350 million face value of the TeleCorp Wireless, Inc. notes and $209 million face value of the Tritel PCS, Inc. notes for $588 million in cash. As a result of the debt repurchase, we recorded a loss of $40 million on the early extinguishment of debt within other income (expense) during the three months ended September 30, 2003.

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

Free Cash Flow Discussion

     We believe Free Cash Flow to be relevant and useful information to our investors as this measure is used by our management in evaluating our liquidity and the cash generated by our consolidated operating businesses. Our definition of Free Cash Flow does not take into consideration cash generated in the sale of or used to purchase license spectrum, cash used to acquire other businesses, or cash generated or used related to our unconsolidated subsidiaries. Additionally, our definition of Free Cash Flow does not reflect cash used to repurchase or fund debt obligations. Free Cash Flow reflects cash available for financing activities, to strengthen our balance sheet, or cash available for strategic investments, including spectrum acquisitions, acquisitions of businesses, or investments in joint ventures and other unconsolidated subsidiaries. Free Cash Flow should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. Free Cash Flow, as we have defined it, may not be comparable to similarly titled measures reported by other companies.

(In Millions)	For the Three Months Ended	For the Nine Months Ended
	September 30, 2003	September 30, 2003

Net cash provided by operating activities of continuing operations	$1,028	$3,733
Less: Capital expenditures and other additions	775	1,649

Free Cash Flow	$253	$2,084

     Free Cash Flow for the three months ended September 30, 2003 was $253 million and represented the net cash provided by operating activities of continuing operations of $1,028 million, less cash used for capital expenditures and other additions, which totaled $775 million. Free Cash Flow for the nine months ended September 30, 2003 was $2,084 million and represented the net cash provided by operating activities of continuing operations of $3,733 million, less cash used for capital expenditures and other additions, which totaled $1,649 million. The Free Cash Flow generation in both the third quarter and nine-month periods of 2003 was driven primarily by our strong operating income, excluding non-cash expenses. Free Cash flow in the nine months ended September 30, 2003 also included the $511 million received from the 2002 NOL carryback and the $245 million cash received for the termination of our interest rate swap agreements. Partially offsetting the cash flow generation in both periods were our capital expenditures and other capital additions and net interest payments made during the year. We expect Free Cash Flow to vary from quarter to quarter, and we do not expect to remain at this quarterly level in the fourth quarter of 2003, due primarily to anticipated higher capital expenditures as compared to the first three quarters, the seasonality of our operating income, excluding non-cash expenses, and the one-time items reflected in our year-to-date Free Cash Flow related to the income tax refund and interest rate swap payments.

Sources of Liquidity

Accounts Receivable Securitization Program, Credit Facilities, and Commercial Paper Agreements

     In March 2003, we renewed our accounts receivable securitization program and increased the size of the program from $1.2 billion to $1.6 billion. As of September 30, 2003, availability under the program was approximately $1.5 billion based on our accounts receivable balance allowed for under the program. The program allows us to obtain financing collateralized by subscriber trade accounts receivable. Under the program, we can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary. The wholly owned subsidiary would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to a program fee of 15 to 25 basis points and a liquidity fee of 22.5 to 50 basis points, both of which are based on our Senior Notes rating. We intend to use any proceeds from this financing arrangement for general corporate purposes. This financing arrangement is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event that our long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. See discussion of our credit ratings below. We are currently in compliance with the securitization covenants and have no amounts outstanding under this financing arrangement.

     In both March of 2002 and 2003, we renewed our $1.25 billion 364-day Competitive Advance and Revolving Credit Facility. Both our 364-day Competitive Advance and Revolving Credit Facility, which expires in March 2004, and our $1.25 billion Five-year Competitive Advance and Revolving Credit Facility, which expires in March 2006, require us to maintain certain financial ratios, including a net-debt-to-operating income before depreciation and amortization expenses and impairment charges ratio of 4X or less and an interest coverage ratio of 3.5X or higher. We are currently in compliance with these financial ratios. The facilities are subject to a facility fee, which will fluctuate based on our Senior Notes rating. We currently have no amounts outstanding under the facilities.

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

Capital Requirements

     Our operating capital requirements during the remainder of 2003 will be driven primarily by expenditures associated with our network, interest payments, and acquisition of new subscribers. Additional capital requirements may include spectrum purchases, acquisitions of businesses, and cash contributions and advances to our unconsolidated subsidiaries. We continually evaluate all options related to our outstanding debt and equity securities. We may choose to retire a portion of our debt prior to its scheduled maturity, or exercise the call opportunities related to our remaining TeleCorp Wireless, Inc. or Tritel PCS, Inc. Senior Subordinated Notes, which are available to us beginning in 2004. We currently do not pay any dividends on our common stock. We may utilize excess cash balances to pay dividends in the future; however, we do not have any current plans to do so.

Capital Requirements — Capital Expenditures and Handsets

     The operation, upgrade, and expansion of our networks will continue to require substantial amounts of capital. Our capital expenditures and other capital additions discussed below are calculated on an accrual basis, and therefore, may vary from the cash outflows reported during the period on our Consolidated Condensed Statements of Cash Flows (see reconciliation below). Capital expenditures, including capital additions related to internal-use software, totaled $943 million and $1,913 million for the three and nine months ended September 30, 2003, respectively. The majority of capital spending during the first nine months of 2003 related to the GSM/GPRS network, including capacity expansion and overlay of TeleCorp markets. Third quarter capital expenditures also included non-network spending related to system upgrades and consolidation. During 2003, we expect to spend approximately $3.1 billion on capital expenditures, including capital additions related to internal-use software. Our purchase commitments for network equipment and handsets totaled $1.0 billion as of September 30, 2003, with remaining payments to be made by the end of 2004.

(In Millions)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Reported accrual-basis capital expenditures, including internal use software	$943	$1,267	$1,913	$2,900
Add: Net impact of capital accruals and non-cash purchases of property, plant, and equipment	(168)	(314)	(264)	131

Cash-basis capital expenditures, including internal use software	$775	$953	$1,649	$3,031

Capital Requirements — Spectrum

     We may also require substantial capital to purchase additional spectrum licenses. Access to additional spectrum in critical markets will help us to meet demand for existing wireless products and facilitate deployment of next-generation services in critical markets.

Capital Requirements — Interest Payments

     Our Senior Notes and Senior Subordinated Notes include the following interest payment requirements and maturity dates:

	Principal Amount as of September 30, 2003 (1)		Interest Rate		Interest Payments	Maturity

(In Millions)
AT&T Wireless Services, Inc. Senior Notes:
	$250		6.875	%(2)	Semiannually	April 18, 2005
	$1,000		7.350	%(2)	Semiannually	March 1, 2006
	$750		7.500	%(2)	Semiannually	May 1, 2007
	$3,000		7.875%		Semiannually	March 1, 2011
	$2,000		8.125	%(2)	Semiannually	May 1, 2012
	$2,500		8.750%		Semiannually	March 1, 2031

	$9,500

TeleCorp Wireless, Inc. Senior Subordinated Notes:
	$22		11.625%		(3)	April 15, 2009
	$292	(5)	10.625%		Semiannually	July 15, 2010

	$314

Tritel PCS, Inc. Senior Subordinated Notes:
	$31	(5)	12.75%		(4)	May 15, 2009
	$292	(5)	10.375%		Semiannually	January 15, 2011

	$323

(1)	Principal amount represents the face value of the notes less any contractual discounts. Principal amounts do not include premiums recorded associated with purchase accounting adjustments for TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes.

(2)	During the first quarter of 2003, we terminated all of our interest rate swap agreements, which had a total notional value of $2.8 billion. We received total cash proceeds of $289 million, of which $245 million represented the fair value of the portion of our long-term debt that was hedged. The remaining cash proceeds represented the fair value of the interest component of the hedged debt as of the termination dates of the interest rate swaps. The swaps were entered into as hedges of the fair value of $250 million of the 6.875 percent Senior Notes due April 2005, $1.0 billion of the 7.35 percent Senior Notes due March 2006, $750 million of the 7.5 percent Senior Notes due May 2007, and $800 million of the 8.125 percent Senior Notes due May 2012.

(3)	Interest accrues to the principal balance of these Discount Notes until April 15, 2004. Interest will be paid in cash semiannually beginning October 15, 2004. During the third quarter of 2003, we retired a substantial amount of these notes (see “Net Cash Provided by Financing Activities of Continuing Operations” above for further information regarding this debt repurchase).

(4)	Interest accrues to the principal balance of these Discount Notes until May 15, 2004. Interest will be paid in cash semiannually beginning November 15, 2004. During the third quarter of 2003, we retired a substantial amount of these notes (see “Net Cash Provided by Financing Activities of Continuing Operations” above for further information regarding this debt repurchase).

(5)	Subsequent to September 30, 2003, we retired $52 million total face value of these notes for $62 million in cash.

Capital Requirements — Contractual Obligations

(In Millions)	Payments Due by Period (1)

Contractual Obligations					After 5
As of September 30, 2003 (unless otherwise noted)	Total	Less than 1 year	2–3 years	4–5 years	years

Operating leases (2)	$2,754	$611	$1,040	$557	$546
Dedicated leased lines (3)	617	198	317	102	—
Purchase obligations (4)	1,876	453	1,223	200	—
Long-term debt (5)	10,382	9	1,270	893	8,210
Obligation related to ANW venture agreement (6)	145	—	—	145	—
Mandatorily redeemable preferred stock (7)	846	—	—	—	846

Total contractual cash obligations	$16,620	$1,271	$3,850	$1,897	$9,602

(1)	Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	Represents our commitments associated with operating leases as of December 31, 2002 and is associated with contracts that expire in various years through 2035. Payments due reflects fixed rent expense.

(3)	Represents our commitments with our primary local exchange carriers for dedicated leased lines as of December 31, 2002. The original terms of these commitments vary from month-to-month up to five years.

(4)	Unconditional purchase obligations include commitments to purchase network equipment and handsets and commitments to purchase certain long-distance and network data services under our Master Carrier Agreement with AT&T. See Note (j) to our Consolidated Condensed Financial Statements.

(5)	Amounts are equal to the annual maturities of our long-term debt outstanding.

(6)	Represents our obligation associated with ANW’s other owners’ rights to require us to purchase their interests in ANW.

(7)	This commitment represents the total liquidation preference upon redemption (December 13, 2020) of our mandatorily redeemable preferred stock.

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

     We are currently a party to various claims and legal proceedings. We also make routine filings with the FCC and state regulatory authorities, as well as federal, state, and local tax authorities. If we believe that a loss arising from these actions and/or filings is probable and can reasonably be estimated, an amount is recorded for the estimated loss. As additional information becomes available, the potential liability related to the actions is assessed and the estimates are revised, if necessary. Based upon currently available information, we do not believe that the ultimate outcome of these actions beyond that provided for as of September 30, 2003, individually and in the aggregate, will have a material adverse effect on our Consolidated Financial Statements. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on our Consolidated Financial Statements in future periods. While it is not possible to predict the ultimate outcome of these matters, historically, we have been successful in defending ourselves against claims and suits that have been brought against us, and payments made in such claims and actions have not been material to our Consolidated Financial Statements.

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

     Additionally, we enter into agreements in the normal course of business that provide for indemnification of counterparties. These include split-off, tax sharing, and tax refund agreements with AT&T, as well as certain asset sales, outsourcing arrangements, financing, intellectual property, services, and purchase agreements with other parties. The term of the indemnification varies by agreement. The events or circumstances that would require us to perform under these indemnities are transaction specific, however these agreements may require us to indemnify the counterparty for costs and losses incurred from changes in laws or regulations, and/or from litigation or claims arising from the underlying transaction. We are unable to estimate the maximum potential liability for these types of indemnifications as the agreements generally do not specify a maximum amount, and the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying Consolidated Condensed Financial Statements.

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

     As of September 30, 2003, we had outstanding $9.5 billion of Senior Notes of AT&T Wireless Services, Inc. with fixed interest rates ranging from 6.875 percent to 8.75 percent, and with maturity dates between 2005 and 2031. As of September 30, 2003, we had not entered into any derivative financial instruments to manage our market risks associated with these notes.

     As of September 30, 2003, we had outstanding $641 million face value of Senior Notes of TeleCorp Wireless, Inc. and Tritel PCS, Inc., both of which are wholly owned subsidiaries of AT&T Wireless Services, Inc. These notes have fixed interest rates ranging from 10.375 percent to 12.75 percent with maturity dates between 2009 and 2011. As of September 30, 2003, we had not entered into any derivative financial instruments to manage our market risks associated with these notes.

     We may have future interest rate risk associated with our Competitive Advance and Revolving Credit Facilities, as well as our commercial paper program. If drawn upon, the credit facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending upon our Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. As of September 30, 2003, there were no amounts outstanding under the facilities, or any notes outstanding under commercial paper program.

     We may have future interest rate risk associated with our accounts receivable securitization program. The program is subject to variable interest rates based upon, in various cases, (i) LIBOR plus or minus a variable spread depending upon demand or (ii) LIBOR plus a fixed spread depending upon our Senior Notes rating. As of September 30, 2003, there were no amounts outstanding under the program.

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

FINANCIAL CONDITION AT SEPTEMBER 30, 2003, COMPARED WITH DECEMBER 31, 2002

(In Millions)	At	At
	September 30, 2003	December 31, 2002

Total assets	$47,756	$45,806
Total liabilities	19,267	18,246
Minority interest	84	48
Mandatorily redeemable preferred stock	—	151
Mandatorily redeemable common stock	7,664	7,664
Total shareholders’ equity	$20,741	$19,697

     Total assets increased to $47,756 million at September 30, 2003, an increase of $1,950 million, or 4.3 percent, compared with December 31, 2002. The increase in total assets as of September 30, 2003, was due primarily to an increase in cash and cash equivalents resulting from positive cash flow from operations, the receipt of $947 million in federal tax refund claims from AT&T related to our 2001 and 2002 tax net operating losses, and the $245 million in total cash proceeds received related to the termination of our interest rate swap agreements in the first quarter of 2003. These increases were partially offset by cash payments for capital expenditures and the $591 million spent during the third quarter of 2003 principally for the repurchase of certain TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes (see “Net Cash Provided by Financing Activities of Continuing Operations” above for further information regarding this debt repurchase).

     Total liabilities were $19,267 million at September 30, 2003, an increase of $1,021 million, or 5.6 percent, compared with December 31, 2002. The increase in total liabilities as of September 30, 2003, was due primarily to increases in net deferred tax liabilities reflecting the reduction in tax assets resulting from the receipt of refunds associated with our federal tax NOL carrybacks, the reversal of the valuation allowance against its net tax liability, and an increase in accounts payable due to higher capital expenditures-related accruals. Additionally, as a result of the adoption of SFAS No. 150 on July 1, 2003, our mandatorily redeemable preferred stock was reclassified to long-term liabilities (see “New Accounting Policies” above for further information regarding this statement). These increases were partially offset by a reduction in long-term debt resulting from the tender offer of certain TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes during the quarter (see “Net Cash Provided by Financing Activities of Continuing Operations” above for further information regarding this debt repurchase).

     Mandatorily redeemable preferred stock was zero and $151 million as of September 30, 2003 and December 31, 2002, respectively, representing the fair value of the mandatorily redeemable preferred stock issued by us in conjunction with the acquisition of TeleCorp and related dividend accretion subsequent to the acquisition date. Our adoption of SFAS No. 150 during the third quarter of 2003 required us to reclassify our mandatorily redeemable preferred stock to long-term liabilities within our Consolidated Condensed Balance Sheet and all remaining accretion will be reflected as interest expense in our Consolidated Condensed Statements of Operations (see “New Accounting Policies” above for further information regarding this statement).

     Mandatorily redeemable common stock totaling $7,664 million as of September 30, 2003 and December 31, 2002, represented the fair value as of the split-off date of the AT&T Wireless Services common shares held by DoCoMo. These shares are presented as mandatorily redeemable common stock due to certain redemption rights held by DoCoMo. Under certain circumstances, DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if we fail to meet specified technological milestones.

     Shareholders’ equity was $20,741 million at September 30, 2003, an increase of $1,044 million, or 5.3 percent, from December 31, 2002. The increase in shareholders’ equity resulted primarily from the net income earned during the first nine months of 2003 and from the collection of $436 million of the total $461 million receivable from former parent, AT&T, related to our federal tax refund claim filed in December 2002.

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

     We hold equity interests in various U.S. and international ventures and partnerships. These ventures and partnerships operate primarily in the wireless telecommunications industry. Equity investments in which we have the ability to exercise significant influence, but do not have voting control other than where we are deemed to be the primary beneficiary, are accounted for under the equity method of accounting. Investments in which we do not have the ability to exercise significant influence are accounted for under the cost method. We review our significant cost and equity method investments annually during the third quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, to determine whether a decline in the fair value of our investment below its carrying value is deemed to be other than temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments. In the event that the carrying value of an investment exceeds its fair value, we evaluate, among other factors, the duration and extent to which the fair value is less than the carrying value; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. We may record impairment charges in the future if there are further declines in the fair values of our investments, which we deem to be other than temporary.

     On November 3, 2003, Pinnacle Cellular Limited Partnership (Pinnacle) was dissolved and the assets were distributed to the partners. We had a 50 percent ownership interest in Pinnacle, which held primarily a non-controlling interest in the Pittsburgh, Pennsylvania market and a controlling interest in several markets in Arkansas. Prior to the dissolution, we accounted for this investment under the equity method. In the distribution, we received the non-controlling Pittsburgh interest, which increased our direct interest in the Pittsburgh market to 100 percent. The distribution will be recorded at fair value for which we expect to record a pretax gain of approximately $55 million in the fourth quarter of 2003.

     In October 2003, we sold our ownership stake in Far EasTone to member companies of the carrier’s majority shareholder, Far Eastern Group, for 11.3 billion NT dollars, or approximately $330 million.

     On September 22, 2003, we sold all of our ownership interest in Dobson’s common stock and recorded a pretax gain of $35 million within other income (expense) during the three months ended September 30, 2003.

     In August 2003, in connection with the restructuring of ACC’s debt, we abandoned our interest in, and thereby withdrew from, ACC Acquisition LLC, the parent company of ACC.

     In the third quarter of 2003, we recognized a pretax impairment charge of $62 million within net equity (losses) earnings from investments in unconsolidated subsidiaries associated with our non-strategic investment in Far EasTone. This impairment charge was recognized due to a decline in the fair value of the investment that management deemed to be other than temporary.

     On June 18, 2003, we and Verizon Communications Inc. jointly signed an agreement to sell our combined 49 percent interest in Eurotel Praha, which is held by a 50/50 joint venture, to Cesky Telecom for $1.05 billion. Cesky Telecom currently owns 51 percent of Eurotel Praha. We expect to receive $525 million from the sale and a $100 million dividend upon distribution of the cash from the joint venture by early 2004. The sale transaction is subject to Cesky Telecom’s ability to finance the purchase.

     On June 17, 2003, we completed an exchange transaction with a subsidiary of Dobson. We transferred to Dobson our wireless properties in two Alaska markets and our shares of Dobson Series AA preferred stock. In exchange, we received Dobson’s wireless properties in two California markets. As a result of the transaction, we recorded a pretax gain of $39 million within other income (expense) during the second quarter of 2003.

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

     There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the development of new technologies, products and services, wireless number portability, and as market penetration increases. Other wireless providers, including resellers, serve each of the markets in which we compete. Some of the indirect retailers who sell our services also sell our competitors’ services. There are six national facilities-based mobile wireless service providers, many start-up providers of Wi-Fi and other fixed wireless solutions, and numerous regional competitors. This competition puts downward pressure on subscriber and revenue growth and profit margins, and we expect this trend to continue. Carriers compete principally on service area, price, service quality, and features. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors, including service quality, service area, new services, service features and enhancements, changes in consumer preferences, demographic trends, economic conditions and competitors’ pricing strategies.

Implementation of wireless local number portability could negatively impact our business.

     The FCC has mandated that wireless carriers provide for local number portability by November 24, 2003. This would allow subscribers to keep their wireless phone number when switching to a different wireless service provider. We anticipate number portability will increase competition for existing customers, which may put downward pressure on subscriber growth and increase churn, which is likely to increase our costs. A high rate of churn would adversely affect our results of operations because of loss of revenue and because the cost of adding a new subscriber, which generally includes a commission expense and/or significant handset discounts, is a significant factor in income and profitability for participants in the wireless industry. We may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability. It is unclear whether the wireless industry is fully prepared to implement wireless number portability. If consumer dissatisfaction results, it could adversely impact industry growth.

If our wireless service offerings do not meet customer expectations, it could limit our ability to attract and retain customers.

     Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance, quality, reliability, and coverage of our wireless networks. We may have difficulty attracting and retaining customers if we are unable to meet customer expectations for, or otherwise unable to resolve quality issues relating to, our wireless networks, billing systems, or customer care or if those issues limit our ability to expand our network capacity or subscriber base, or otherwise were to place us at a competitive disadvantage to other wireless service providers in our markets. The level of consumer demand for our next-generation products is uncertain. Consumer demand could be impacted by differences in technology, footprint and service areas, network quality, customer care levels and rate plans.

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

We need to complete significant GSM/GPRS network build-out and system implementation as part of our plans to improve the quality and capacity of our GSM/GPRS network.

     We need to complete significant build-out activities and enhancements to our GSM/GPRS network, including:

•	completion of build-out activities in some of our existing wireless markets;

•	enhancement of our GSM/GPRS network;

•	deployment of next-generation technology, including EDGE, to support enhanced data services and increase network efficiency.

     Failure to successfully build out and enhance our GSM/GPRS network and necessary support facilities and systems in a cost effective manner, and in a manner that satisfies customer expectations for quality and coverage, could have a material adverse effect on our operations, financial condition, performance, and growth. As we deploy, expand, and enhance our GSM/GPRS network, we may need to acquire additional spectrum or reallocate spectrum previously utilized by our TDMA network in certain markets. Reallocation could result in disruptions to, or decreased quality of service to TDMA customers in those markets, or may result in our TDMA customers roaming on another wireless service provider’s system in that market, which could increase our roaming costs. Although we plan to build out our GSM/GPRS network over virtually all of our TDMA footprint, the actual coverage area may vary in certain markets, which could adversely affect consumer demand for and satisfaction with our GSM/GPRS service. As we continue to build out and enhance our GSM/GPRS network, we must, among other things, continue to:

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

If we fail to successfully develop, implement, integrate, and install upgraded information technology systems to support our network expansion and technology migration strategy it could adversely impact our subscriber base, revenue growth, and cost control efforts.

     Many of the customer care and infrastructure support systems for our GSM/GPRS subscribers are not fully implemented. We have encountered delays implementing and upgrading some of these systems. In connection with our implementation of an upgrade to our customer care support system, we experienced a significant multi-day disruption in our ability to activate, or access customer care databases for, our GSM/GPRS subscribers. Although we have improved performance of this system, our ability to activate and service GSM/GPRS subscribers on a timely basis, and the efficiency of our customer care operations, will continue to be affected until we are able to successfully conclude this upgrade. This will put pressure on our subscriber growth, particularly through our indirect channels. If we are unable to enhance these new systems in order to handle additional volume as our customer base grows, or we experience further implementation delays or disruptions, our service levels, operating efficiency, and our profitability could be adversely impacted. We are relying on the services of various companies in order to develop, install, and upgrade necessary support systems. However, the systems they install may not perform as we expect. We intend to migrate our TDMA customers from our existing support systems to these new systems once they are established. If we are unable to migrate our TDMA subscribers from our legacy systems, or if this migration is delayed, it could impair our ability to reduce our customer care and IT-related costs, which would adversely affect our profitability and cash flows. A delay in the full implementation of support systems for our GSM/GPRS subscribers could also have an adverse effect on our ability to add or service GSM/GPRS subscribers.

We may encounter difficulties implementing our GSM/GPRS deployment strategy, which could have a negative impact on subscriber growth and retention, and our financial results.

     Our technology strategy involves operating our recently deployed GSM/GPRS network separately from our TDMA network. We may not be able to achieve or maintain the balanced loading on each network necessary to optimize capital spending, operational expenses, or service quality. Failure to achieve the proper balance could require us to invest additional capital in our TDMA network to avoid service degradation in certain markets. It could also lead to customer dissatisfaction with network quality on one or both networks. We initially deployed our GSM/GPRS equipment at our existing TDMA sites, to the extent possible. Due to the different operating characteristics of TDMA and GSM/GPRS equipment although we have deployed additional GSM/GPRS sites within our TDMA footprint, the actual coverage area of our GSM/GPRS network will vary from our TDMA network, particularly where we have deployed a GSM/GPRS system utilizing 1900 MHz spectrum over a TDMA system using 850 MHz spectrum. This may result in customer dissatisfaction.

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

     There are three principal digital transmission technologies, none of which is compatible with the others. We and other carriers selected TDMA technology for our second-generation network. We believe that this technology offers several advantages over other second-generation technologies. However, a number of other wireless service providers chose code division multiple access (CDMA) or GSM as their digital wireless technology. We have chosen a GSM platform to lower costs and to make available, among other things, enhanced data services using GPRS technology, and next-generation capabilities using enhanced data rates for global evolution (EDGE) and ultimately universal mobile telecommunications systems (UMTS) technologies. These technologies may not provide the advantages we expect and may increase the cost and complexity of complying with regulatory mandates, such as emergency 911 services. Download speeds and coverage provided by EDGE may be impacted by signal strength, end user location, and network loading.

     Some other wireless providers have chosen a competing wideband technology as their next-generation technology. As we implement our plans for deployment of technology for next-generation capabilities, we will continue to incur substantial costs associated with maintaining our expanding networks. Also, these networks are not compatible, and only customers with phones that operate on more than one network will be able to use those phones on more than one network. There are risks inherent in the development of new next-generation equipment and we may face unforeseen costs, delays or problems that may have a material adverse effect on us.

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

     Our customers are not able to obtain GSM/GPRS service in many parts of the country, either because there is no GSM/GPRS network in that area, or because we do not have a GSM/GPRS roaming agreement with a service provider in that area. In order to effectively compete with carriers offering a larger service area, we need to expand our GSM/GPRS service area. We intend to establish new relationships to accelerate build-out of GSM/GPRS networks outside our coverage area, and enter into new or expanded roaming agreements with other carriers. If we are unable to establish such relationships, or if any of our affiliates, or other carriers with whom we have GSM/GPRS roaming relationships are unable to or do not successfully develop or expand their systems in a manner consistent with our network, our ability to service our customers and increase the quality and coverage area of our GSM/GPRS network could be adversely affected. In addition, to the extent our affiliates or roaming partners do not deploy EDGE, our ability to expand our EDGE service area beyond our own network will be limited, which could adversely affect demand for the service.

We rely on roaming arrangements with other carriers, which we may be unable to obtain or maintain in the future.

     We may not continue to be able to obtain or maintain roaming agreements with other wireless providers on terms that are acceptable to us. Our customers automatically can access another provider’s analog cellular or digital system only if the other provider allows our customers to roam on its network. We rely on agreements to provide roaming capability to our customers in many areas of the U.S. outside our coverage area and to improve coverage within our network footprint. Some competitors may be able to obtain lower roaming rates than we do because they have larger call volumes or because of their affiliations with, or ownership of, wireless providers, or may be able to reduce roaming charges by providing service principally over their own network. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we or our affiliates provide, the price of a roaming call may not be competitive with prices of other wireless providers for such call, and our customers may not be able to use any of the advanced features, such as voicemail notification, that the customer enjoys when making calls within our network. Finally, we may not be able to obtain roaming agreements for our GSM/GPRS, EDGE and other next-generation products and services with pricing or coverage we desire.

If the demand for wireless data services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth potential.

     We have committed significant resources to develop and market wireless data services, in anticipation of a growth in demand for those services. That demand may not materialize. Even if such demand does develop, our ability to deploy and deliver wireless data services relies, in many instances, on new and unproven technology. Existing technology, including GPRS and EDGE, may not perform as expected and may be more capital intensive than planned. We may not be able to successfully develop or obtain new technology to effectively and economically deliver these services. The success of wireless data services is substantially dependent on the ability of others to develop applications for wireless data devices and to develop and manufacture devices that support wireless applications. These applications or devices may not be developed or developed in sufficient quantities to support the deployment of wireless data services. These services may not be widely introduced and fully implemented at all or in a timely fashion. These services may not be successful when they are in place, and customers may not purchase the services offered. Consumer needs for wireless data services may be met by technologies such as 802.11, known as Wi-Fi, which does not rely on FCC licensed spectrum. The lack of standardization across wireless data handsets may contribute to customer confusion, which could slow acceptance of wireless data services, or increase customer care costs. Either could adversely affect our ability to provide these services profitably. If these services are not successful or costs associated with implementation and completion of the rollout of these services materially exceed our current estimates, our financial condition and prospects could be materially adversely affected.

Significant changes in wireless industry technology or demand for wireless service could materially adversely affect us.

     The wireless communications industry is experiencing significant technological change. This change includes:

•	evolving industry standards;

•	ongoing improvements in the capacity and quality of digital technology;

•	shorter development cycles for new products, enhancements and changes in end-user needs and preferences;

•	development of data and broadband capabilities;

•	migration to next-generation services; and

•	expanded availability and functionality of Wi-Fi services and other new wireless technologies.

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

We may not be able to fund future capital requirements.

     Our strategy and business plan will continue to require capital investment, which we may not be able to obtain on favorable terms or at all. If we failed to obtain capital necessary to fund our business plan, we would have to delay, change or abandon those plans. We currently estimate that our capital expenditures will total approximately $3.1 billion in 2003. We also expect to incur additional capital expenditures in future years. The actual amount of the funds required to finance our network build out and other capital expenditures in future periods may vary materially from management’s estimate. Our contractual commitments for network equipment and handsets as of September 30, 2003 totaled $1.0 billion. In addition, we anticipate that we will enter into material purchase commitments in the future. We also may require substantial additional capital for, among other uses, acquisitions of providers of wireless services, spectrum license or system acquisitions, system development and network capacity expansion. If we were unable to finance our capital commitments either through cash from operations or external financing, it would have a material adverse effect on our financial condition and results of operations.

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

     The wireless communications industry has experienced significant consolidation and this consolidation may continue. The mergers or joint ventures of Bell Atlantic Corporation/GTE Corporation/Vodafone AirTouch, now called Verizon, SBC/BellSouth, now called Cingular, and Deutsche Telekom/ VoiceStream Wireless, now called T-Mobile, have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources to respond to our offerings. As a result of these combinations, these competitors have enhanced their ability to offer larger service areas, provide enhanced quality, quickly and economically introduce new rate plans, obtain more favorable roaming rates, and respond to consumer needs.

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

Political or economic changes, or other factors, in a specific country or region could harm our operations and financial condition.

     We anticipate conducting significant customer care operations outside of the United States. International roaming is becoming a larger part of our services revenue. Accordingly, our future results could be materially, adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; difficulties in staffing and managing international operations; and increased difficulty in identifying and preventing consumer fraud. Any or all of these factors could have a material adverse impact on our costs, expenses, and financial condition.

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

Our operating results, including our profit or loss, margins, and cash flow generation, may fluctuate on a quarterly basis, and may not be representative of our results for the full year.

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

     The revenues we generate from subscribers roaming on our network, as well as the expenses we incur related to our subscribers roaming on other carriers’ networks fluctuate on a quarterly basis, with increases typically occurring during the summer months due to an increase in travel during these periods. These fluctuations may result in higher or lower roaming revenues and expenses in any given quarter, thereby increasing or decreasing our profit or loss for that quarter. Our capital expenditures vary due to the timing of network expansion, network upgrades and market launches. The timing of our capital expenditures will impact the cash flow we generate in any given quarter, and may not be representative of our cash flow for the full year. Our churn levels may fluctuate from quarter to quarter depending on the number of expiring contracts, or other factors. Our OIBDA and OIBDA margins could fluctuate from quarter to quarter, depending on marketing expenses, significant fluctuations in the number of new subscribers, and our customer retention efforts.

Equipment failure, natural disasters, terrorist acts, or other breaches of network or IT security may adversely affect our business.

     A major equipment failure, natural disaster, terrorist act, or other breach of network or IT security that affects our mobile telephone switching offices, information systems, microwave links, third-party owned local and long distance networks on which we rely, our cell sites or other equipment or the networks of other providers on which our subscribers roam could have a material adverse effect on our operations. While we have insurance coverage for some of these events, our inability to operate our wireless system or access our information systems even for a limited time period, or the loss of subscriber data, may result in a loss of subscribers or impair our ability to serve our subscribers or attract new subscribers, which would have a material adverse effect on our business, results of operations and financial condition.

Our future financial results could be adversely impacted by asset impairments or other charges.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As a result, we are required to test both acquired goodwill and other indefinite-lived intangible assets, consisting of our U.S. licensing costs, for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of both goodwill and U.S. licensing costs during the third quarter of each fiscal year. We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If our market value continues to be less than our book value for an extended period of time, we could be required to record an impairment charge. Additionally, our U.S. licensing costs must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. We may also be required to record an earnings charge, or incur unanticipated expenses, if due to a change in strategy or other reason we determine that the value of other assets has been impaired or we terminate a contractual commitment. The amount of any such annual or interim impairment or other charge could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

     As a result of the split-off, we ceased to be a member of the consolidated federal income tax return group of which AT&T is the common parent. Consequently, taxable income and losses, and our other tax attributes in post-split-off taxable periods can generally no longer offset taxable income or losses and other tax attributes of the AT&T consolidated tax return group. To the extent we have tax losses in post-split-off taxable periods, we generally are not entitled to receive current tax sharing payments with respect to those losses (other than payments attributable to our 2001 and 2002 net operating loss carrybacks to pre split-off periods pursuant to certain agreements with AT&T). Instead, except where those losses can be carried back, we would benefit from those losses only if and when we generated sufficient taxable income in future years to utilize those tax losses on a stand-alone basis. In addition, there may be tax costs associated with the split-off that result from our ceasing to be a member of the AT&T consolidated tax return group, as well as from pre-split-off transactions. If incurred, these costs could be material to our results.

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

     Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	The effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn, and change the customer mix, profitability, and average revenue per user;

•	Uncertainty concerning the growth rate for the wireless industry in general;

•	Uncertainty concerning the impact of wireless number portability;

•	The risks associated with the implementation of our GSM/GPRS network and our technology migration strategy, including risks relating to the implementation and operations of new systems and technologies, customer satisfaction with quality and coverage, substantial required expenditures and potential unanticipated costs, the need to enter into roaming agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment, and consumer acceptance of the products and services to be offered;

•	Uncertainty about the level of consumer demand for our GSM/GPRS products and services, including the possibility of consumer dissatisfaction which could result from unfamiliarity with new technology, quality and coverage, and different footprint, service areas, and levels of customer care;

•	The ability to enter into agreements to provide services throughout the United States and the cost of entering new markets necessary to provide these services;

•	Our ability to effectively develop and implement new services, offers, and business models to profitably serve that segment of the population not currently using wireless services and the possible impact of those services and offers on our business;

•	The risk of increased churn and adverse impacts on our ability to grow our subscriber base resulting from introduction or popularity of new products and services by our competitors, inability to match competitor quality, coverage, features, and service packages, the impact of FCC regulations mandating number portability for wireless phones, or customer dissatisfaction with our products and services;

•	The ongoing global and U.S. trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources, improved buying power, and greater geographic reach, allowing them to compete more effectively;

•	The impact of oversupply of capacity resulting from excessive deployment of network capacity in the markets we serve;

•	The risks and costs associated with the need to acquire additional spectrum to expand or enhance current and future services;

•	The requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	The ability to establish a significant market presence in new geographic and service markets;

•	Our ability to monetize our non-strategic assets, including our non-consolidated investments in foreign entities and excess spectrum;

•	The availability and cost of capital and the consequences of increased leverage;

•	The impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	The potential impact of NTT DoCoMo’s investment in us, including provisions of the agreements that restrict our future operations, and provisions that may require the repurchase of NTT DoCoMo’s investment if we fail to meet specified conditions, under certain circumstances, and the cost of complying with our technology commitment;

•	The risks and uncertainties associated with the acquisition and integration of businesses and operations;

•	The results of litigation filed or to be filed against us, or of some types of litigation filed or to be filed against AT&T for which we have agreed to assume liability under the split-off agreements with AT&T;

•	Our ability to develop cost-effective alternate distribution channels to replace our reseller distribution channel;

•	Risks and uncertainties concerning our ability to successfully implement Project Pinnacle;

•	The risk of insolvency of vendors, customers, and others with whom we do business;

•	The risk of equipment failure, natural disasters, terrorist acts, or other breaches of network or IT security;

•	The additional risks and uncertainties not presently known to us or that we currently deem immaterial; and

•	Those factors discussed under “Additional Factors That May Affect Our Business, Future Operating Results, and Financial Condition.”

     The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this document. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Moreover, in the future, we may make forward-looking statements about the matters described in this document or other matters concerning us. We are under no obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to market risk is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Quantitative and Qualitative Information About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

     Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

     We regularly evaluate our internal controls over financial reporting and discuss these matters with our independent accountants and our audit committee. Based on these evaluations and discussions, we consider what revisions, improvements or corrections are necessary in order to ensure that our internal controls are and remain effective. As a result, we continue to improve and change our internal controls over financial reporting relating to the tracking of our network equipment and our tax reporting functions and have brought these items to the attention of our audit committee. The principal focus of these improvements and changes is developing and implementing new policies, procedures and systems designed to more efficiently record movements, disposals and in-service dates for our network equipment and improving our efficiency and reducing the preparation time for the appropriate tax accounting entries necessary to comply with financial reporting and regulatory requirements. Full implementation of these changes may continue into next year. Pending implementation of these changes, we have other procedures and policies to maintain our ability to accurately record, process, and summarize financial data and prepare financial statements that fairly present our financial condition, results of operations, and cash flows.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Number	Title

10.1	Amendment No. 4 to AT&T Wireless Services, Inc. Deferred Compensation Plan
10.2	Amendment No. 4 to AT&T Wireless Services, Inc. Deferred Compensation Plan for Non-Employee Directors
10.3	Amendment No. 2 to Employment Agreement between AT&T Wireless Services, Inc. and Andre Dahan
10.4	Amendment to the Brand License Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc.
31.1	Certification of CEO
31.2	Certification of CFO
32.1	Certification of CEO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of CFO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     (b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed with the Securities and Exchange Commission in the fiscal quarter ended September 30, 2003. The following Current Reports on Form 8-K were furnished to the Commission:

     On July 23, 2003, we furnished a Form 8-K under Items 7 and 9 announcing financial results for the second quarter of 2003.

     On July 25, 2003, we furnished a Form 8-K under Items 7 and 9 announcing our intention to repurchase, through a tender offer, any and all outstanding 11.625 percent TeleCorp Wireless, Inc. Senior Subordinated Discount Notes due April 15, 2009 and 12.75 percent Tritel PCS, Inc. Senior Subordinated Discount Notes due May 15, 2009.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T WIRELESS SERVICES, INC

	By:	/s/ Joseph McCabe, Jr.

Joseph McCabe, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 13, 2003