Form 10-K
period 2003-12-31
AT&T WIRELESS SERVICES INC
filed 2004-03-05
CIK 1138234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2003 was approximately $18.4 billion. The number of shares of the registrant’s Common Stock outstanding at February 27, 2004 was 2,724,362,693.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held in 2004.

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

Item 1.     Business

Overview

      We are the second-largest wireless communications service provider in the United States based on revenues for 2003. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless voice and data services. As of December 31, 2003, we had 22.0 million consolidated subscribers. For the year ended December 31, 2003, we had $16.7 billion of total consolidated revenues.

      We currently provide wireless voice and data services principally over two separate, overlapping networks. One network uses time division multiple access, or TDMA, as its signal transmission technology. As of December 31, 2003, it covered an aggregate population, which the wireless industry refers to as “POPs,” of approximately 207 million, or 71 percent of the U.S. population. We also provide voice and enhanced data services over a separate network. This network uses the signal transmission technology known as global system for mobile communications, or GSM, for voice services and general packet radio service, or GPRS, and enhanced data rates for global evolution, or EDGE, for data services. As of December 31, 2003, this network covered approximately 220 million POPs, or 76 percent of the U.S. population. As of December 31, 2003, these two networks within our consolidated markets covered an aggregate of approximately 226 million POPs, or 78 percent of the U.S. population, and operated in 87 of the 100 largest U.S. metropolitan areas. We refer to this as our network footprint or service area. Our network footprint coverage is estimated using signal mapping technology and population data compiled by third parties. We also provide voice service on our analog network, as mandated by the Federal Communications Commission (FCC), and data service over a network utilizing packet switched data technology, or CDPD. We are phasing out our CDPD network as we increase data capabilities on our GSM/ GPRS/ EDGE network.

      We supplement our own networks with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have network coverage. We refer to the area covered by our network footprint and roaming agreements as our coverage area. With these roaming agreements, as of December 31, 2003, we were able to offer our TDMA customers wireless services covering virtually the entire U.S. population and to provide voice and data services through our GSM and GPRS networks over approximately 88 percent and 83 percent, respectively, of the U.S. population. We also offer multi-mode devices that allow our customers to access analog, TDMA, and GSM/ GPRS networks, providing them access to wireless service across the U.S., or to access TDMA and GSM/ GPRS both in the U.S. and abroad, providing them access to wireless services around much of the world. We plan to continue to expand our service and coverage area and increase the capacity and quality of our GSM/ GPRS/ EDGE network through new network construction, acquisitions, joint ventures, and roaming arrangements with other wireless providers.

      Over the past two decades, our strategic focus has evolved from an emphasis on license acquisition, expanding our footprint coverage, and growing subscribers to, most recently, revenue, OIBDA (defined as our operating income excluding depreciation and amortization) and cash flow growth. Our strategic focus going forward will emphasize, in addition to revenue and OIBDA growth, increasing free cash flow (defined as our cash flows from operating activities less capital expenditures).

      During 2003, we continued to grow our subscriber base and the profitability of our business. We grew our subscriber base 5 percent in 2003, with 1.1 million net consolidated wireless subscriber additions during the year. Services revenue increased by over 8 percent versus the prior year, to $15.7 billion. OIBDA grew by over 76 percent from the prior year, to $4.4 billion, while our OIBDA margin continued to expand. Additionally, 2003 marked the first-ever year of positive free cash flow, as we generated approximately $1.8 billion. We expanded our domestic GSM network which, along with affiliates and roaming partners, now covers more than 255 million POPs, while increasing our international roaming coverage to over 130 countries and jurisdictions. We launched our EDGE network, the fastest national wireless data network in North America. Also in 2003, we introduced many new products and services, including GoPhone® service, our pay-in-advance product, as well as enhanced mMode data services. And finally, our companywide initiative known as “Project Pinnacle” was launched in 2003 as a multi-year drive toward improved operating efficiency and margins.

      In the fourth quarter, we experienced significant difficulty implementing an upgrade to our GSM customer support systems, which had an adverse effect on subscriber activations and customer care. Our results were also affected by implementation of wireless Local Number Portability (LNP) in the fourth quarter, which resulted in an increase in our churn rate. We expect that higher churn and lower subscriber growth as a result of these issues, compounded by increased competition, will continue to impact our results of operations through the first half of 2004.

Merger Announcement

      On February 17, 2004, we entered into a merger agreement with Cingular Wireless LLC (Cingular) and certain of its affiliates. Under the terms of the agreement, which were approved by our board of directors and the boards of directors of BellSouth Corporation, SBC Communications Inc., and Cingular, our common shareholders will receive $15 cash per common share and our preferred shareholders will receive the then applicable liquidation preference of their preferred shares, for an aggregate of approximately $41 billion, upon consummation of the transaction. The transaction is subject to our shareholders’ approval, approval by regulatory authorities, and other closing conditions. The companies are seeking to close the transaction in the fourth quarter of 2004.

Operations

Network expansion

      We continued to expand our footprint in 2003. During the year, we expanded our GSM/ GPRS/ EDGE network to cover an additional 39 million POPs. As of December 31, 2003, our GSM/ GPRS/ EDGE network covered approximately 220 million POPs, or 76 percent of the U.S. population. Expansion consisted primarily of the overlay of markets acquired with our TeleCorp acquisition, the integration of several other smaller acquisitions, and targeted extensions of our footprint. In addition, in March 2003, we formed a 50/50 joint venture with Cingular to build out GSM/ GPRS service targeting rural highways in the Continental U.S. Through this joint venture and our ongoing network build-out, we expanded our network to cover over 5,000 interstate highway corridor miles in the Midwest, West, and Northeast.

      We also continued to expand our coverage area through roaming agreements. In 2003, we signed roaming agreements with numerous carriers, including T-Mobile USA, Triton PCS, Cingular, and many other smaller carriers, adding approximately 36 million voice POPs and approximately 22 million GPRS data POPs to our coverage area through these agreements. At December 31, 2003, our coverage area totaled over 255 million POPs for voice services and over 241 million POPs for GPRS data services.

      We continued to increase our global coverage through roaming agreements with carriers in other countries. We entered into over 125 additional international roaming agreements in 45 countries and jurisdictions in 2003. Our GSM/ GPRS customers can now obtain voice service in over 130 countries and jurisdictions and can access data services in more than 45 countries and jurisdictions.

Acquisitions

      During 2003, we completed several transactions in which we acquired spectrum licenses and TDMA operating properties. These acquisitions filled in gaps in our nationwide TDMA network, allowed us to accelerate our GSM deployment in the acquired markets and reduced our roaming expenses in those markets.

      In June 2003, we completed an exchange transaction with a subsidiary of Dobson Communications Corp. We transferred to Dobson our TDMA operating properties in two Alaska markets and our shares of Dobson Series AA Preferred stock. In exchange we received Dobson’s TDMA operating properties in two markets in California.

      We completed an exchange transaction with United States Cellular Corporation (U.S. Cellular) in August 2003. We transferred cash and wireless licenses to U.S. Cellular and in exchange we received TDMA operating properties in northern Florida and southern Georgia. The operating properties serve 143,000 customers and reach a population of more than 1.5 million people. The acquisition of these operating properties expanded our network to cover virtually all major cities and travel routes in Florida and Georgia.

      In February 2004, we completed the purchase of U.S. Cellular’s TDMA operating properties in south Texas for $95 million in cash. The operating property we acquired serves 74,000 customers and covers a population of more than 1.3 million people. The acquisition expanded our presence in south central Texas by tying together existing networks in Houston, San Antonio, and Austin, and pushing coverage south to Corpus Christi and Laredo.

Network enhancement

      We have recently begun to shift our network-related capital investments away from footprint expansion and toward quality and capacity enhancements. Greater site density, technical adjustments on our towers, and the introduction of 850 megahertz GSM radios, are designed to enhance our service quality.

      During 2003, we upgraded over 4,000 cell sites with new 850 megahertz GSM equipment, with the majority being deployed in our largest markets including Los Angeles, north and south Florida, New York, Seattle, and the San Francisco Bay Area. These markets had been transmitting GSM signals at 1900 megahertz on towers that are spaced for TDMA systems at 850 megahertz. Due to the physical properties of signal propagation, we experienced a decreased level of network quality in these markets, primarily in the areas of accessibility and retainability. By implementing 850 megahertz GSM radios on towers that are spaced for signals transmitting at 850 megahertz, we enhanced network accessibility and retainability. Through December 31, 2003, we had completed nearly 40 percent of our total planned 850 megahertz overlays, and we will continue our implementation in 2004.

Operating cost improvements

      We continued to balance loading on our two networks during 2003, as we added new subscribers to both the TDMA and the GSM/ GPRS/ EDGE network. Through sales and migrations from the TDMA subscriber base, we increased the number of subscribers on our GSM/ GPRS/ EDGE network by over three and a half million in 2003 (up from less than one million at the end of 2002). At the same time, we continued to add new subscribers to the TDMA network, offsetting in part the effect of subscriber deactivations and migrations to the GSM/ GPRS/ EDGE network, which enabled us to continue to increase the return on the capital invested in the TDMA network in prior periods. By mid-year 2003, after we had launched GSM/ GPRS service in our TeleCorp markets, virtually all network-related capital expenditures were investments in our GSM/ GPRS/ EDGE network.

      We increased use of direct channels for distribution of our services during 2003, shifting the mix of sales to approximately 60 percent from direct channels and 40 percent from indirect channels, from a mix that was closer to 55 percent direct and 45 percent indirect in 2002. We believe that customers acquired through our direct channels generate, on average, lower acquisition costs, lower churn rates, and higher monthly revenues than customers acquired through other channels. In 2003, we streamlined our consumer sales force, opened nearly 100 new stores and kiosks and closed others to end the year with 1,045 retail locations. Another factor contributing to the shift toward direct channel sales was a nearly 300 percent increase in sales through our website, which represented only one percent of gross subscriber additions in 2002. We restructured our online sales organization and redesigned our website to improve the online customer experience and drive more sales through this very low cost channel.

      In the second quarter of 2003, we launched a companywide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and margins. Under Project Pinnacle, we have targeted operating margin improvements in every major function of our business. During 2003, we finalized plans for workforce reductions affecting approximately 3,900 employees, related to consolidating national corporate functions primarily in Redmond, Washington, and northern New Jersey, and other staffing reductions. In 2003, we continued to make significant progress in reducing the percentage of incollect expense to services revenue. The improvement in incollect expense was accomplished through a combination of lower negotiated rates paid to other carriers, expansion of our own network and an increase in the number of subscribers on GSM/ GPRS plans. We also took steps toward the consolidation of back office systems by upgrading our IT system that supports customer relationship management for all our GSM/ GPRS subscribers. The upgrade, which was needed to expand the capacity and functionality of the system, experienced difficulties, which led to significant delays in the activation of new GSM/ GPRS accounts and the servicing of existing ones. This in turn created backlogs in our customer service and receivables management areas. As a result of all these problems, the GSM system upgrade had an unfavorable impact on our operations in the fourth quarter, affecting gross subscriber additions, customer churn, customer care, retention costs, and bad debt expense. We are currently working to restore the trust of our customers and distributors. However, we expect the negative effects of the system transition to linger through the first half of 2004.

      In May 2003, we introduced GoPhone service, an innovative “pay as you go” product. We created GoPhone service to appeal to the under penetrated, so-called “third quartile” of the U.S. population, potential wireless customers who have been turned away in the past due to lack of creditworthiness, or deterred by the length or complexity of contracts or the high pricing of traditional prepaid minutes. GoPhone service is an on-network, GSM/ GPRS plan that combines low distribution, device, and customer service costs with streamlined payment-collection methods. It offers customers an automatic replenishment option, that deducts a set fee from a customer’s bank account, credit card, or debit card every 30 days or when the account balance is running low. We send a text message alerting the customer that the balance is running low and that a new payment will automatically be charged soon. Customers can track and manage their GoPhone accounts online or on their handset.

Expanded data services

      In November 2003, we launched our EDGE network, a national high-speed data network. EDGE is the fastest national wireless data service in North America and has been certified as 3G technology by the International Telecommunications Union (ITU).

      Also in November 2003, we enhanced mMode™, our consumer-focused wireless data service, to give customers faster, easier access to information and entertainment services. mMode now features a more user-friendly design and interface, improved personalization tools, and new navigation features and applications.

mMode service currently offers the largest collection of mobile information and entertainment sites in the U.S. — including hundreds of games, thousands of ringtones and graphics, a variety of messaging services and popular Internet-based sites. By adopting xHTML, mMode’s enhanced architecture will enable an even broader community of developers to offer compelling new content to our customers. All our GSM/ GPRS phones can access mMode data content. We offer consumers the ability to purchase different packages of data depending upon the amount of data they expect to use. Approximately 40 percent of new customers purchasing our GSM/ GPRS devices are subscribing to mMode, and we have more than one million active mMode subscribers, combined with another half million customers who occasionally use mMode’s data services.

      As of December 31, 2003, we had approximately 15 million SMS-enabled phones in use among our customer base. Customers with SMS-enabled phones can use their service in over 130 countries and jurisdictions around the world. Our sponsorship of the American Idol television show was the single largest text messaging event in world history with over 7.5 million text messages sent throughout the show’s season. We believe that our sponsorship advanced the awareness, use, and adoption of mobile messaging services. We are continuing our sponsorship of American Idol in 2004.

      Targeting the business segment, we and Microsoft Corp., together with Motorola, announced the first GSM/ GPRS compatible Windows Mobile®-based Smartphone for the North American market. A Smartphone combines the features of a cellular telephone with those of a personal digital assistant (PDA) in one device. Smartphone users can synchronize and access Outlook contacts, inbox, calendar and tasks; web browse using Pocket Internet Explorer; access instant messaging through MSN® Messenger service; and get our mMode(sm) service with one click. Businesses looking for a scalable and secure means of accessing information behind corporate firewalls benefit from our unique over-the-air provisioning solution for the Smartphone which simplifies and minimizes implementation efforts of corporate IT departments.

      We also expanded our portfolio of Research In Motion’s BlackBerry® devices to offer a new color-screen handheld device with international roaming capabilities, which runs on our GSM/ GPRS network, providing wireless phone, text messaging, email, Web browsing, and organizer access in dozens of countries across the globe.

      As part of our strategy to address the increasing demand for wireless data services for travelers throughout the U.S., we introduced AT&T Wireless Services Wi-Fi service. In 2003, we entered into an agreement with Wayport Inc., a leading Wi-Fi service provider, to allow roaming on that company’s Wi-Fi networks in airports and hundreds of hotels across the United States. Subsequently, we expanded the reach of our Wi-Fi service through wholesale and roaming agreements with StayOnline® Inc. and T-Mobile USA. Through either our own network deployment, wholesale, or roaming partners, we now offer customers access to Wi-Fi service at several international airports and Amtrak stations in the United States. In addition to airports and Amtrak stations, we offer Wi-Fi service through roaming agreements in over 500 major hotels across the U.S., and in over 100 other locations.

Marketing

      We develop customer awareness through our marketing and promotional efforts and have been a leader in differentiating our products through our use of targeted pricing plans and the introduction of new products and services.

      Targeted marketing. We target groups of customers who share common characteristics or have common needs. Common characteristics may be usage (frequent travelers), social group (families), age (youth market) or any other distinctive measures. We then attempt to create a compelling offer by combining rate plans, product promotions and features that meet the particular needs of that targeted group and that we believe we can provide at a competitive advantage. We have expanded our targeted marketing efforts to include new groups of customers. This may negatively impact our average revenue per user, churn, and bad debt expense. We have also identified our high and low value customers, and have adjusted our customer retention efforts accordingly. As a result we may experience upward pressure on our churn rate.

      AT&T brand name. We prominently feature the AT&T brand name and logo on our products and services. We have benefited from AT&T’s brand awareness.

Customer care and support

      Customer care representatives are accessible from any point within the network on an AT&T Wireless Services handset at no charge or through any other telephone by calling a toll-free number. Customers can reach our customer care representatives for answers regarding their service, activation, changing service plans, and other service options. We provide individualized customer care to certain large enterprise customers who may also utilize a customized extranet for ease of customer service. Most of our subscribers can access their account, add or delete certain features, pay their invoice, and obtain answers to routine inquiries through our website.

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

      We took steps toward the consolidation of back office systems by upgrading our IT system that supports customer relationship management for all our GSM/ GPRS subscribers. The upgrade, which was needed to expand the capacity and functionality of the system experienced difficulties, which led to significant delays in the activation of new GSM/ GPRS accounts and the servicing of existing ones. This in turn created backlogs in our customer service and receivables management areas. We are currently working to restore the trust of our customers and distributors. However, we expect the negative effects of the system transition to linger through the first half of 2004.

      On November 24, 2003, the government-mandated implementation of wireless LNP went into effect for the nation’s 100 largest wireless markets with the remainder of the country to be included on May 24, 2004. LNP permits consumers to keep their wireless telephone number if they choose another wireless carrier in the same market. LNP is a complex undertaking requiring extensive coordination between carriers, clearinghouse vendors, and a numbering administrator. As part of our preparation for LNP, in mid-2002, we were the first major wireless carrier to select a clearinghouse vendor. We chose our vendor based on factors, including an established relationship and the availability of the most complete porting solution at that time. Despite our extensive planning and efforts to ensure a smooth transition, we experienced difficulties initially in the implementation of LNP that resulted in significant delays in the completion of some early porting transactions, a large number of customer complaints, and an increase in our churn rate in the fourth quarter. These issues arose primarily as a result of problems with the clearinghouse vendor’s software. The problems have been addressed and our porting completion rate now appears to be in line with industry standards. LNP has presented a challenge for the entire wireless industry, and we are working with the rest of the industry to improve the porting process, including the validation of customer data, and the customer experience.

Sales and distribution

      We market our wireless services under the AT&T Wireless brand name. We market wireless services to business and residential customers through a direct sales force, through sales points of presence in 1,045 company-owned stores and kiosks as of December 31, 2003, and other customer points of presence, including the Internet and inbound call centers, and through local and national non-affiliated retailers and dealers across the U.S.

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

Rates and billing

      Our charges may include fees for service activation, monthly access, per-minute airtime, roaming, text messaging, premium content, data usage, customer-calling features, regulatory compliance costs, taxes and surcharges. We manage our exposure to bad debt by reviewing prospective customers for creditworthiness, by imposing deposit requirements for certain customers, and by suspending accounts that reach a specific date past due.

International

      We own equity interests in wireless operations in Canada, the Caribbean, Asia, and Europe. We have been refocusing our international objectives on enlarging our North American footprint, as well as enhancing our ability to service the needs of global travelers and multinational enterprises outside North America through roaming agreements. In 2003, we continued our efforts to monetize our nonstrategic international minority investments. We may, from time to time, acquire interests in additional entities or dispose of or consolidate our existing international holdings.

			POPs Covered		Percentage
Country	Entity	Description	(in millions)(1)		Ownership(2)

Consolidated Operations:(3)
Antigua and Barbuda	Antigua Wireless Ventures Ltd.	TDMA 850 and GSM 900 networks	0.067		94.9%
Barbados	Cellular Communications (Barbados) SRL	GSM 900 and 1900 networks	0.27		65	%(4)
Bermuda	Telecommunications (Bermuda & West Indies) Limited	GSM 1900 network	0.060		60%
Cayman Islands	Wireless Ventures (Cayman Islands) Ltd.	GSM 850 and 1900 networks	NA	(5)	100	%(6)
Curacao	Communications Systems Curacao NV	GSM 1900 network	NA	(5)	100%
Dominica	Wireless Ventures (Dominica) Ltd.	GSM 900 and 1900 networks	0.069		100	%(6)
French West Indies	Oceanic Digital FWI S.A.S.	GSM 1800 network	NA	(5)	100	%(7)
Grenada	Grenada Wireless Holdings Ltd.	GSM 900 and 1900 networks	NA	(5)	100	%(6)
St. Lucia	Wireless Ventures (St. Lucia) Limited	GSM 900 and 1900 networks	0.160		69%
St. Vincent and the Grenadines	Wireless Ventures (St. Vincent) Ltd.	GSM 900 and 1900 networks	0.116		70%

			POPs Covered	Percentage
Country	Entity	Description	(in millions)(1)	Ownership(2)

International Equity Interests:
Canada	Rogers Wireless Communications Inc.	Nationwide TDMA network and GSM/ GPRS overlay	29	34.3%
India	IDEA Cellular Ltd.	GSM networks in Goa, Gujarat, Maharashtra Andhra Pradesh, Madhya Pradesh, and the Delhi metropolitan area	110	32.9%
Slovakia	EuroTel Bratislava a.s.	Nationwide NMT 450 and GSM 900 networks	5	24.5	%(8)

(1)	Amount of population covered by the entity’s network in its country, as of December 31, 2003.

(2)	As of January 31, 2004.

(3)	Our revenue from foreign countries was approximately $15.3 million during the year ended December 31, 2003 and approximately $2.1 million during the year ended December 31, 2002. Long-lived assets located in foreign countries have not been material in any of the last three years.

(4)	A joint venture agreement in Barbados with CLICO International Life Insurance Ltd. (30 percent) and BFF Communications Ltd. (5 percent) was signed in January 2004.

(5)	These entities hold licenses covering the following numbers of POPs: 41,000 in Cayman Islands; 135,000 in Curacao; 86,000 in French West Indies; and 89,000 in Grenada. These entities are currently building nationwide networks to cover these POPs.

(6)	Introduction of joint venture partners for each of the Cayman Islands, Dominica, and Grenada entities may reduce our equity investments by up to 40 percent for each venture.

(7)	Acquisition closed in January 2004.

(8)	AT&T Wireless Services owns its interest in EuroTel Bratislava a.s. through Atlantic West B.V., a 50/50 joint venture.

      In 2003, we divested our interests in several of our nonstrategic international unconsolidated subsidiaries.

      In November 2003, a 50/50 joint venture between Verizon Communications Inc. and AT&T Wireless Services sold its combined 49 percent interest in EuroTel Praha, spol. s.r.o. (EuroTel Praha), a wireless operator in the Czech Republic, to EuroTel Praha’s majority stakeholder, Cesky Telecom for $1.05 billion.

      In October 2003, we sold our ownership stake in Far EasTone Telecommunications, Ltd. (Far EasTone), a wireless operator in the Republic of China (Taiwan), to member companies of the carrier’s majority shareholder, Far Eastern Group, for net proceeds of $324 million.

      During the first quarter of 2004, we sold our interest in BPL Cellular Ltd., a wireless operator in the Indian states of Tamil Nadu, Kerala, and Maharastra, to Innovision Properties Private Limited for $3 million.

Mobile wireless technology

      Mobile wireless technology is most often spoken of in terms of technology “generations,” or “Gs”. The first generation wireless technology, or 1G, was analog. Second-generation, or 2G, networks are, by contrast, digital, and use one of three principal signal transmission technologies, or standards: TDMA (time division multiple access); CDMA (code division multiple access); or GSM (global system for mobile communications). As a packet data enhancement to GSM, GPRS (general packet radio service) is referred to as a 2.5G technology. Third generation technologies offer enhanced data rates beyond GPRS and include EDGE, or enhanced data rates for global evolution, CDMA 2000, and UMTS, or universal mobile telecommunications systems.

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

      None of the 2G standard technologies is compatible with either of the others, but TDMA and GSM are similar in that both enhance capacity by dividing a single radio channel into multiple time slots to support multiple calls. TDMA supports up to three calls per channel, GSM up to eight calls per channel, and GSM with adaptive multi-rate (AMR) up to sixteen. We expect to carry 45 percent of our GSM traffic on AMR channels in 2004.

      Although we maintain limited analog service as mandated by the FCC, and provide limited data service over a CDPD network, we serve the vast majority of our customers over our digital TDMA and GSM/ GPRS/ EDGE networks.

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

      GSM/ GPRS/ EDGE network. Starting in the second half of 2001, we began to deploy a GSM/ GPRS network with enhanced global wireless voice and data capabilities. As of December 31, 2003, we had deployed this network in markets representing approximately 76 percent of the U.S. population. This network was deployed principally as an overlay on our TDMA network as a cost effective means for us to offer customers a wide range of voice and data service offerings. GSM provides significant advantages over TDMA. It is the leading worldwide standard enabling international roaming and offering economies of scale on both network equipment and subscriber devices, enabling reduced operating costs and a broader array of network equipment and customer devices. GPRS enables wireless packet data applications, including email and access to corporate data networks and the Internet. In 2002 we began deploying EDGE compatible equipment in our GSM/ GPRS cell sites. Third-generation EDGE technology is a faster version of GPRS, increasing data speed and data capacity. During 2003, we completed deploying EDGE equipment in virtually all our GSM/ GPRS cell sites. In November 2003, we launched EDGE service across our GSM/ GPRS network, making it the fastest national wireless data network in the country.

      UMTS. Third generation technologies such as UMTS have been developed in anticipation of consumer demand for higher speed data service. UMTS is a spread spectrum technology that will increase data speeds even further by transmitting both voice and data over a wider band of radio frequency. UMTS equipment for the U.S. market is currently under development, testing, and trial and we intend to launch UMTS service in at least four markets by the end of 2004.

Competition

      Competition for subscribers among wireless service providers is based principally upon service area, the services and features offered, call quality, customer service, and price. Our ability to compete successfully will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. Increased competitive pressures, the introduction and popularity of new products and services, including prepaid phone products, could adversely affect our results, increase our churn and decrease our average revenue per user. Our primary national competitors are Cingular, Deutsche Telekom/ T-Mobile USA, Nextel Communications, Sprint PCS and Verizon Wireless.

      We expect competitive pressures to increase as a result of the implementation of wireless LNP in the fourth quarter of 2003. Since the implementation of LNP, we have ported out more subscribers than we have ported in, and we expect that trend to continue into 2004. We also expect our competitors to attempt to capitalize on any uncertainty that may result from our pending transaction with Cingular.

Patents and Trademarks

      We own numerous patents in the U.S. and foreign countries. The foreign patents are generally counterparts to the U.S. patents. Many of these patents are licensed to others, and we license certain patents from others. We were a wholly owned subsidiary of AT&T Corp. from 1994 until July 2001. Upon our split-off from AT&T in July 2001, we and AT&T granted to each other royalty-free cross-licenses to the patents owned as of the time of the split-off as well as certain patents issuing from patent applications pending at the time of the split-off. Our U.S. patents and licensed patents have remaining lives generally ranging from one to 19 years.

      We are licensed to use, and are using, certain AT&T trademarks, including the AT&T brand name and globe logo. The license to the AT&T brand name and globe logo extends to the United States and other countries, and its initial term is five years from the split-off, with the right to renew the license for an additional five years, subject to certain conditions. The license is royalty free, but includes a brand maintenance fee computed as a percentage of our gross revenue on services using the licensed trademarks. That percentage during the initial term declines over one-or two-year increments, and, during the renewal term, the percentage remains at the percentage set for the final year of the initial term. This license is exclusive and worldwide for wide-area mobile wireless services, with the exception of certain countries in which AT&T has already licensed the brand for these services.

      In addition to the trademarks we license from AT&T, we own trademarks we have developed since our split-off from AT&T Corp. The trademarks we own include “mlife” and “mMode.”

      In total, these patents, patent applications, trademarks and licenses are material to our business.

Employees

      As of February 27, 2004, we employed approximately 31,000 individuals in our operations, virtually all of whom are located in the U.S.

Seasonality

      The wireless industry, including AT&T Wireless Services, has experienced a trend of generating a significantly higher number of gross customer additions and handset sales in the fourth quarter of each year as compared to the other three fiscal quarters. A number of factors contribute to this trend, including the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season, the timing of new product and service announcements and introductions, competitive pricing pressures, and aggressive marketing and promotions. We also typically have higher revenue and expenses from roaming in the third quarter of the year due to increased roaming minutes during the summer travel season.

Spectrum

      We provide mobile voice services using spectrum licenses in both the 850 megahertz cellular band and the 1900 megahertz PCS band. From a marketing and operational perspective, we define and manage our markets geographically, usually around an urban area or other geographic region. These geographic markets may use spectrum in either the 850 megahertz band, the 1900 megahertz band or both.

      The 850 megahertz wireless markets originally used analog based systems, but we have now introduced digital technology in 99 percent of our 850 megahertz markets. The 1900 megahertz markets all are digital.

      We held 850 megahertz and 1900 megahertz licenses to provide wireless services covering approximately 96 percent of the U.S. population as of December 31, 2003. As shown in the table below, as of December 31, 2003, approximately 68 percent of the U.S. population was covered by at least 30 megahertz of wireless spectrum owned by us. Having more spectrum in a market allows us to provide better quality service.

	Licensed POPs	% of Total	Number of Top 50
Spectrum	(in millions)*	U.S. POPs**	U.S. Licensed Markets

10-15 megahertz	33	11%	3
20-25 megahertz	50	17%	7
30 megahertz or greater	196	68%	36

Total	279	96%	46

*	Amount of U.S. population covered by licenses held by us.

**	Amount that “Licensed POPs” represents as a percentage of total U.S. population, based on total U.S. population of 291 million as of December 31, 2003.

POPs:

      POPs represents the number of people residing in a specified area. POPs information is compiled from third party data.

Service Area:

      Service area represents number of POPs for which service is available on AT&T Wireless Services’ owned and operated network. Service area is estimated using signal mapping technology and POPs data.

Coverage Area:

      Coverage area represents AT&T Wireless Services’ service area plus areas in which service is provided by wireless carriers with which AT&T Wireless Services has roaming agreements.

Regulatory Environment

      The FCC regulates the licensing, construction, operation, acquisition, sale and resale of wireless systems in the U.S. pursuant to the Communications Act of 1934 and the associated rules, regulations and policies promulgated by the FCC. FCC terminology distinguishes between “cellular” licenses, which utilize frequencies in the 850 megahertz band, and “broadband PCS” licenses, which utilize frequencies in the 1900 megahertz band. Cellular and PCS services are both classified by law as commercial mobile radio service (CMRS), but their associated systems may be subject to differing technical and operational requirements. For instance, while PCS systems operate exclusively and cellular systems operate predominantly in digital mode, current FCC rules require cellular systems to maintain some analog capacity until February 18, 2008, unless the FCC decides to extend the deadline.

Licensing of wireless services systems

      We own protected geographic service area licenses granted by the FCC to provide cellular and broadband PCS services. We also own licenses granted by the FCC to provide point-to-multi-point and point-to-point communications services in various bands.

      A cellular system operates on one of two 25 megahertz frequency blocks that the FCC allocates for cellular radio service. Cellular systems generally are used for two-way mobile voice and data applications, although they may be used for fixed wireless services as well. Cellular licenses are issued for either metropolitan service areas (MSA) (of which there are 306) or rural service areas (RSA) (of which there are 427). Initially, one of the two cellular licenses available in each metropolitan service area or rural service area was reserved for and awarded to a local exchange telephone company (wireline company), while the other license was reserved for and awarded to an entity that was not a local exchange telephone company (non-wireline company). In both situations, initial cellular licenses were awarded either through the comparative hearing process or by the conduct of lotteries. Licenses were issued beginning in 1983, and over the years, as a result of changes in the FCC’s rules and numerous license transfers and corporate reorganizations, there is no longer a distinction between “wireline” and “non-wireline” cellular licenses.

      A broadband PCS system operates on one of six frequency blocks allocated for personal communications services. Broadband PCS systems generally are used for two-way mobile voice and data applications, although they may be used for fixed wireless services as well. For the purpose of awarding broadband PCS licenses, the FCC has segmented the U.S. into 51 large regions called major trading areas (MTAs), which are comprised of 493 smaller regions called basic trading areas (BTAs). The FCC initially awarded two broadband PCS licenses for each MTA and four licenses for each BTA. The two MTA licenses (the “A” and “B” block licenses) authorize the use of 30 megahertz of spectrum. One of the BTA licenses (the “C” block license) was initially for 30 megahertz of spectrum, and the other three (the “D,” “E,” and “F” block licenses) were for 10 megahertz each. In March 1998, the C block licensees were permitted to disaggregate their licenses and return 15 megahertz of spectrum to the FCC. Subject to some conditions, the FCC now permits all licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party. As a result, some BTAs now have seven or more broadband PCS licensees. Effective February 2, 2004, the FCC also allows cellular and PCS licensees to lease all or part of their spectrum in all or part of their license areas to third parties.

      The FCC awarded initial broadband PCS licenses by auction. Auctions began with the 30 megahertz MTA licenses and concluded in 1998 with the last of the original BTA licenses. In April 1999, the FCC reauctioned the 15 megahertz C block licenses that had been returned by the original licensees.

      CMRS licenses are issued for a 10-year term, at the end of which they may be renewed. A CMRS licensee has a “renewal expectancy,” which means that if it has provided “substantial service” during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act, it will have its licenses renewed as a matter of course. CMRS licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for licenses will be considered in comparative hearings.

      All CMRS wireless licensees must satisfy specified coverage requirements as a condition of their licenses. Cellular licensees were required, during the five years following the initial grant of their respective licenses, to construct their systems throughout the MSA or RSA, as applicable. The geographic area in which a cellular licensee was given protection against interference and competing applications was limited to the area constructed at a specified signal strength in that initial five-year period. Failure to provide coverage at the specified signal strength at the end of the initial five-year period opened up the remainder of the MSA or RSA to competing applicants. All 30 megahertz A, B and C block broadband PCS licensees must construct facilities that provide coverage to one third of the population of the service area within five years of the initial license grant date and to two thirds of the population within ten years of the original license grant date. All D, E and F block broadband PCS licensees and certain 10 and 15 megahertz C block licensees must construct facilities that provide coverage to one fourth of the population of the licensed area or “make a showing of substantial service in their license area” within five years of the original license grant date. Licensees holding these licenses do not have a 10-year construction requirement. Other licenses issued by the FCC that we hold are subject to different construction and renewal requirements. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

      In an effort to balance the competing interests of existing microwave users in the PCS bands and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such incumbent microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, those licensees will share the cost of the relocation. The transition period contemplates negotiations between microwave licensees and PCS licensees to accomplish the transition and to govern the terms and conditions of the transition of microwave licensees from the PCS spectrum. Generally, there is a

“voluntary” negotiation period during which incumbent microwave licensees can, but do not have to, negotiate with PCS licensees. This is followed by a “mandatory” negotiation period during which incumbent microwave licensees must negotiate in good faith with PCS licensees. At the end of the mandatory negotiation period, a PCS licensee can require the incumbent microwave licensee to move on six months’ notice. If mandatory relocation occurs after April 5, 2005, CMRS licensees do not have to pay microwave incumbents costs incurred to relocate their microwave links. Under the FCC’s cost sharing plan, when PCS licensees turn up new base stations, they can become subject to cost sharing obligations with other PCS licensees in the band that previously paid for microwave relocation.

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

Transfers and assignments of spectrum licenses

      Except for transfers of control or assignments that are considered “pro forma,” and are subject to certain post-closing notification under forbearance procedures adopted by the FCC, the Communications Act and FCC rules require the FCC’s prior approval for the assignment of a license or transfer of control of a licensee of a PCS or cellular system and other types of wireless licenses. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of licenses won at auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Noncontrolling, minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. However, notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the Federal Trade Commission or the Department of Justice may be required if interests over a certain size are sold or acquired. Approval by state or local regulatory authorities having competent jurisdiction may also be required in some circumstances.

      The FCC’s former spectrum aggregation rules were eliminated on January 1, 2003. As a result, there is currently no express limitation on the amount of CMRS spectrum that any one entity may hold. The FCC, however, still reviews applications proposing to assign or transfer spectrum licenses on a case-by-case basis to determine what impact the acquisition of spectrum will have on competition in the marketplace.

Spectrum leasing

      Since February 2004, the FCC has allowed licensees in many of the “wireless services,” including cellular and PCS, to lease their spectrum to third parties. Licensees may lease any amount of spectrum they hold in any geographic area in which they are licensed to provide service. Certain leases require the FCC’s prior approval, while others can be implemented by notification to the FCC within a certain amount of time prior to the time the lease is expected to become effective. The FCC’s leasing rules require the lessee to be qualified under the Communications Act to render communications services. In addition, the spectrum leasing rules define the regulatory responsibilities of the licensee/lessor and lessee to ensure compliance with all FCC rules and regulations.

Foreign ownership

      Under existing law, no more than 20 percent of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25 percent of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25 percent level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100 percent, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed permitted levels, the FCC could revoke our FCC licenses or request that the ownership be restructured to comply with foreign ownership rules. Recently, we obtained a declaratory ruling from the FCC that affirmatively approves the level of ownership in us held by non-U.S. citizens or foreign corporations. The same declaratory ruling allows non-U.S. citizens or foreign corporations to increase the level of ownership held in us by an additional 25 percent, subject to certain qualifications, including a requirement that the equity held is “noncontrolling” equity.

Local number portability

      On November 24, 2003, the FCC’s rules on wireless LNP went into effect for the nation’s 100 largest wireless markets. The rules allow customers to change CMRS providers but keep their telephone numbers. In addition, the rules allow landline customers to migrate their telephone numbers to a CMRS carrier. Complying with the wireless LNP rules requires the dedication of significant personnel resources, which increases our costs of providing service.

Other FCC regulations

      E911. The FCC has established rules for making emergency 911 services available by cellular, PCS and other CMRS providers, including enhanced 911 (E911) services that provide the caller’s telephone number, location and other useful information. CMRS providers are required to take actions enabling them to relay a caller’s automatic number identification and location (initially by the location of the cell site first transmitting the call, and ultimately by an approximation of the caller’s actual location) if requested to do so by a public safety agency. CMRS providers may use either network or handset-based technologies to provide the approximation of the caller’s actual location. There is no requirement that public safety agencies reimburse the CMRS provider for their costs of deploying such technologies. E911 service must be made available to users with speech or hearing disabilities. Wireless handsets capable of receiving analog signals, when operating in the analog mode, must be able to complete 911 calls using the strongest analog signal available to the caller, even if the caller does not subscribe to the carrier providing the strongest signal. State actions incompatible with the FCC rules are subject to preemption by the FCC. We have negotiated consent decrees with the FCC that govern our compliance with the FCC’s E911 location rules for our TDMA and GSM networks.

      Interconnection and intercarrier compensation. On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act of 1996. Although many of the provisions of this order were struck down by the U.S. Court of Appeals for the Eighth Circuit, on January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit and upheld the FCC in all respects material to our operations. The rationale of the FCC’s order was adopted by many states’ public utility commissions, with the result that the charges that CMRS operators pay to interconnect their traffic to the public switched telephone network have declined significantly from pre-1996 levels. In May 2002, the U.S. Supreme Court upheld the FCC’s pricing regime. However, the FCC is currently reviewing whether this pricing regime continues to be appropriate. This proceeding could affect the charges that CMRS operators incur to terminate calls on other carriers’ networks. In a related proceeding, the FCC recently modified certain of its rules governing how carriers compensate each other for the exchange of traffic on their networks. The FCC ruled that incumbent local wireline telephone companies must offer to exchange their traffic with CMRS providers at lower rates in order to take advantage of rate decreases for traffic exchanged with other carriers. The majority of the incumbent local wireline telephone companies we exchange traffic with today have made this offer, enabling us to reduce the amounts we pay to these companies. On appeal, the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) declined to review the rules specific to our operations, and the U.S. Supreme Court later declined to hear the case. These rules, however, may be modified once the FCC completes its comprehensive review of all carrier-to-carrier compensation regimes.

      Unbundled network elements. In August 2003, the FCC released an order that, among other things, confirmed that CMRS carriers are entitled to purchase certain elements of the incumbent telephone carriers’ networks at cost-based rates. The incumbent telephone carriers appealed the FCC’s decision to the D.C. Circuit in late 2003, and the court’s ruling is expected in mid to late 2004. In addition, we and certain other CMRS carriers have asked the FCC to clarify that CMRS carriers are entitled to purchase, at cost-based rates, the transmission facilities linking our cell sites to the incumbents’ networks, as well as other transmission facilities within the incumbents’ networks. If the FCC makes this clarification and if its overall decision regarding CMRS access to unbundled elements is upheld by the D.C. Circuit, the amount of money CMRS carriers pay to incumbent local exchange carriers for use of their networks could decline significantly.

      Universal service. In its implementation of the Telecommunications Act, the FCC established federal universal service requirements that affect CMRS operators. Under the FCC’s rules, CMRS providers are potentially eligible to receive universal service subsidies for the first time; however, they are also required to contribute to the federal universal service fund and can be required to contribute to state universal service funds. We have qualified to receive universal service funding in Puerto Rico and have applications pending in several other jurisdictions. Many states also are moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from CMRS providers. The FCC’s universal service order was modified on appeal in the U.S. Court of Appeals for the Fifth Circuit. The court’s ruling has had the effect of reducing CMRS provider support payments required for the federal universal service programs. In January 2003, the FCC raised from 15 percent to 28.5 percent the “safe harbor” for determining what percentage of wireless carriers’ revenues are interstate and subject to federal universal service contributions, and it is currently considering proposals to further modify its rules governing universal service contributions. Some of these proposals could increase the amount of support payments required of commercial mobile radio service providers, and could limit the ability of CMRS carriers to obtain universal service subsidies. We cannot predict at this time which if any of these proposals will be adopted and what effect they would have on our contribution obligation and subsidy rights.

      CALEA. The Communications Assistance for Law Enforcement Act (CALEA) requires telecommunications carriers to ensure that their equipment, facilities, and services are able to comply with lawfully authorized electronic surveillance. The FCC has adopted rules implementing CALEA that require cellular and PCS providers to provide certain technical capabilities to facilitate electronic surveillance by law enforcement officials by June 30, 2002 and January 30, 2004. We have met the deadlines for our wireless services that are clearly covered by CALEA. Because it is unclear whether certain data services are covered by CALEA, we have petitioned the FCC for a determination and sought an extension of the CALEA deadline if CALEA is determined to apply to these services. The FCC has not ruled on the petition and there can be no assurance that the FCC will grant the request. Various other petitions are pending before the FCC seeking similar determinations, suspension of the rules, or further extensions of the deadlines applicable to providing surveillance capabilities. The FCC has announced its intention to conduct an industry-wide rulemaking regarding CALEA applicability to such services in 2004. It is not known whether the FCC will apply CALEA to such services, how the FCC will revise its rules, whether it will extend any of the compliance deadlines, or what the scope of penalties for failing to comply may be.

      Rate integration. In 1997, the FCC determined that the rate integration requirement of the Communications Act of 1934 applies to the interstate, interexchange services of CMRS providers. Rate integration requires a carrier to provide service between the continental U.S. and offshore U.S. states and territories under the same rate structure applicable to service between two points in the continental U.S. The FCC delayed implementation of the rate integration requirements with respect to the wide area rate plans we offer pending further reconsideration of its rules. The FCC also delayed the requirement to integrate CMRS long-distance rates among CMRS affiliates. On December 31, 1998, the FCC reaffirmed, on reconsideration, that its interexchange rate integration rules apply to interexchange CMRS services, and announced it would initiate a further proceeding to determine how integration requirements apply to typical CMRS offerings, including one-rate plans. In July 2000, the D.C. Circuit reversed the FCC’s holding that the Communications Act unambiguously extends rate integration to providers of CMRS and remanded the matter to the FCC. As a result, CMRS providers are currently not subject to rate integration requirements. To the extent that we are required to offer services subject to these requirements, our pricing flexibility will be reduced.

      CPNI. Under FCC rules, CMRS carriers can use and disclose customer proprietary network information (CPNI) without a customer’s approval to provide CMRS services. CMRS carriers can also use CPNI to provide services “necessary to or used in” providing CMRS service. Thus, the carriers can use CPNI to market other CMRS services, information services, and CMRS handsets without customer approval. For other uses or disclosures of CPNI, CMRS providers need customers’ “opt-out” or “opt-in” approval. Recently adopted FCC rules require customers’ “opt-in” approval for certain carrier uses of CPNI, such as sharing CPNI with affiliates who provide services that are not communications-related.

      Telemarketing. In 2003, the Federal Trade Commission (FTC) established a National Do-Not-Call Registry and both the FTC and the FCC have adopted rules to enforce restrictions on companies marketing their goods or services to consumers by telephone. Subject to certain exemptions (such as an existing business relationship with the called party), telemarketers may not initiate telephone solicitations to individuals that have registered their numbers on the National Do-Not-Call Registry. Companies are also required to maintain their own lists of consumers that have stated that they do not wish to receive future marketing calls, and must not solicit such consumers by telephone even if the call falls within the scope of one of the exemptions to the national Do-Not-Call rules. In addition, it is unlawful to make any calls to wireless telephone numbers using an automatic dialing system or artificial or prerecorded voice messages. A number of states have adopted telemarketing rules and do-not-call registries, but while states may impose more restrictive requirements on intrastate calls, they may not regulate interstate calling in a manner inconsistent with the federal regulations.

      CAN-SPAM Act. In December 2003, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM Act) became law. Under the CAN-SPAM Act, commercial electronic mail messages must be identified as an advertisement or solicitation, contain a valid physical postal address for the sender, and contain a clearly and conspicuously displayed functioning return e-mail address or other Internet-based mechanism that the recipient may use to opt-out of receiving further such messages. While the FTC and the FCC are given the authority to adopt rules to implement the CAN-SPAM Act, they have not yet done so. The CAN-SPAM Act specifically requires the FCC to adopt rules to apply the Act’s requirements to commercial electronic mail messages sent directly to wireless phones and other wireless devices. These rules must give CMRS subscribers the ability to avoid receiving commercial electronic mail unless the subscriber provides express prior authorization to the sender. The FCC may establish an exception to this requirement for messages sent by a CMRS carrier to its subscribers, but the FCC is not required to establish such an exception and there is no assurance that it will.

      Numbering issues. The FCC has adopted a number of rules designed to optimize the use of telephone numbering resources, including a requirement that carriers in the top markets be capable of sharing blocks of 10,000 numbers among themselves in blocks of 1000 numbers (1000s-block number pooling). CMRS carriers in the top 100 markets were required to be 1000s-block number pooling capable as of November 26, 2002, and all other CMRS carriers must be able to support roaming on their systems by users with pooled numbers. The FCC also has imposed a variety of other requirements, such as utilization thresholds, reporting rules, and audit regimes. In addition, the FCC has ruled that state commissions may adopt “technology specific” overlays that would require wireless providers to obtain telephone numbers out of a separate area code. Some states have asked for approval to implement such overlays and, at the same time, require wireless providers to change their existing customers’ telephone numbers. These efforts, if approved, may impact wireless service providers by imposing additional costs or limiting access to numbering resources.

      Billing issues. The FCC has adopted detailed billing rules for landline telecommunications service providers and applied a number of these rules to CMRS providers. The FCC has also ruled that, beginning April 1, 2003, carriers may not mark up universal service line-item charges on customer bills above the amount of the mandatory customer contributions.

      Disability access issues. The FCC has adopted an order that determines the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The order requires telecommunications services providers to offer equipment and services that are accessible to and useable by persons with disabilities. While the rules exempt telecommunications carriers from meeting general disability access requirements if such results are not readily achievable, it is not clear how liberally the FCC will construe this exemption. Accordingly, the rules could require us to make material changes to our network, product line, or services at our expense.

      Hearing aid compatibility. On August 14, 2003, the FCC released a decision that modified the exemption for wireless phones under the Hearing Aid Compatibility Act to require digital wireless phones to be capable of being effectively used with hearing aids. Among other things, the order requires digital handset manufacturers to make available to carriers, and carriers to make available to consumers, within two years, at least two handset models for each air interface they offer that provide reduced radio frequency emissions (larger wireless carriers like us must provide reduced radio frequency emissions on 25 percent of their total phone models if that number is greater than two models). Within three years, digital handset manufacturers must make available to carriers, and carriers must make available to consumers, at least two handset models for each air interface they offer that provide telecoil coupling. Finally, 50 percent of all digital handsets offered by a manufacturer or carrier are required to be compliant with the reduced radio frequency emissions standards by February 18, 2008. Some wireless carriers have asked the FCC to reconsider these rules, including the more stringent requirements that were imposed on larger carriers.

      Radio frequency emissions. The FCC has adopted rules specifying standards and the methods to be used in evaluating radio frequency emissions from radio equipment, including network equipment and handsets used in connection with CMRS. These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit. The U.S. Supreme Court declined to review the Second Circuit’s ruling. Our network facilities and the handsets we sell to customers comply with these standards.

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

State and local regulation

      State and local governments are preempted from regulating either market entry by, or the rates of, wireless providers. However, state governments can regulate other terms and conditions of wireless service and several states have imposed, or have proposed legislation or regulations that could impose, various consumer protection and service quality regulations on the wireless industry. Some of these proposals, such as California’s draft consumer protection rules, are burdensome and could increase our costs of providing service if they become effective. As noted above, states also may impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC, and have been delegated certain authority by the FCC in the area of number allocation and administration. At the local level, wireless facilities typically are subject to zoning and land use regulation. However, under the Telecommunications Act, neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or unreasonably discriminate against a carrier. Numerous state and local jurisdictions have considered imposing limitations on a driver’s use of wireless technology while operating a motor vehicle, and a few have done so.

Our Relationship with AT&T Corp.

      On July 9, 2001, we split off from AT&T Corp. and became an independent public company. Prior to the split-off, our business was run as a division of AT&T referred to as AT&T Wireless Group. We entered into a number of agreements with AT&T in connection with the split-off, which are summarized below. The summaries of these documents that follow are qualified in their entirety by reference to the full text of these documents, which are incorporated into this document by reference.

Separation and Distribution Agreement

      In connection with the split-off, AT&T transferred to us the assets and liabilities of the AT&T Wireless Group. We have agreed to indemnify AT&T for liabilities we assumed in the split-off, any breach by us of the separation and distribution agreement or any of the related agreements, and specified disclosure liabilities. AT&T has agreed to indemnify us for liabilities of AT&T, other than liabilities we assumed in the split-off; any breach by AT&T of the separation and distribution agreement or any of the related agreements; and specified disclosure liabilities.

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

Brand License Agreement

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

      We have these rights for five years following the completion of the split-off. After the initial five-year period, we may renew our rights to these AT&T brands for an additional five-year period. During the initial or renewal period, we may terminate the brand license agreement on 12 months’ prior notice. In addition, we may continue to use these AT&T brands during a transition period after the brand license agreement expires or is terminated by AT&T.

      We have an exclusive right to use these AT&T brands in connection with the following:

•	wide-area mobile cellular services,

•	specified ancillary wireless services; and

•	certain wireless devices and portals.

      We have a non-exclusive right to use these AT&T brands in connection with the following:

•	specified content, equipment and software associated with our services; and

•	some wireless devices, portals and promotional products.

      We can generally use these AT&T brands worldwide except where AT&T has already granted exclusive brand licenses or where another AT&T unit has exclusive rights. AT&T also has granted a non-exclusive brand license in the Republic of China (Taiwan) and, accordingly, we do not have exclusive use of the AT&T brands in that area. With some conditions, we can extend some rights to use these AT&T brands to authorized dealers.

      To maintain our rights, we must comply with specified quality, customer care, graphics and marketing standards in connection with our use of these AT&T brands. AT&T may terminate the brand license agreement in the event we materially breach the agreement and fail to cure that breach or we experience a change of control involving certain types of defined entities.

          Master Carrier Agreement

      This agreement requires AT&T to provide voice and data telecommunications services until July 31, 2007. AT&T will provide both wholesale telecommunication services, which we will use as a component of wireless services we provide to our customers, and administrative telecommunications services, which we will use ourselves for corporate purposes.

      We are required to purchase in each year specific amounts of minutes of wholesale domestic voice services, escalating over the term of the agreement. The pricing at which AT&T provides these services is subject to AT&T internal pricing reviews and external benchmarking.

      We are also required to purchase specific amounts of international voice services from AT&T through October 2004.

      We are required to purchase administrative data and voice services at specified amounts through July 2004 for domestic services. We may purchase our local connectivity and business needs from AT&T if AT&T meets committed levels of performance, and offers price and performance terms at least as favorable as those offered by other providers.

      Upon either party being acquired, the party not being acquired has a right to terminate the master carrier agreement. Alternatively, the party not being acquired may elect to keep the master carrier agreement in effect with certain modifications. If we are acquired, those modifications include changing the domestic voice purchase requirement to 90 percent of the past twelve months’ usage, eliminating internal benchmarking, and increasing the frequency of external benchmarking.

          Agency and Referral Agreement

      This agreement covers AT&T’s acting as an agent on our behalf to assist us in obtaining business with AT&T’s business customers. Upon either party being acquired by a significant competitor of the other, the party not being acquired has the right to terminate this agreement.

          Intellectual Property Agreements

      The intellectual property agreement specifies the ownership and license rights in patents, software, copyrights, and trade secrets, but not the AT&T brands. Under the terms of the intellectual property agreement, we and AT&T granted each other a non-exclusive, fully paid-up, worldwide, perpetual and irrevocable license under each other’s patents (those owned as of the time of the split-off as well as certain patents issuing from patent applications pending at the time of the split-off) to make, use and sell any and all products and services. The parties also grant special rights under certain of each other’s patents for defensive protection, special affiliate licensing, and supplier licensing. In addition, AT&T will refrain from licensing some of its patents to our ten largest domestic mobile service competitors for a period of five years and will grant us a non-exclusive right to direct the licensing of certain AT&T patents to certain third parties and to receive half of the net royalties.

      We and AT&T each own all the software, trade secrets, and copyrights created by each one of us before the split-off. We and AT&T granted each other a non-exclusive, fully paid-up, worldwide, perpetual and irrevocable license to use each party’s software, trade secrets, and copyrights that were in the possession of the other party at the time of the split-off. The intellectual property agreement also protects proprietary information related to customers. In the event we experience a change of control involving parties of a certain nature, the scope of the intellectual property rights granted to us would automatically narrow, our special rights would terminate and AT&T’s agreement not to license to our competitors would terminate.

          Tax Sharing Agreement

      The tax sharing agreement provides among other things that:

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

DoCoMo Strategic Investment

      On January 22, 2001 NTT DoCoMo, Inc. (DoCoMo), a leading Japanese wireless communications company, invested approximately $9.8 billion for shares of a new class of AT&T Corp. preferred stock which were convertible into 406,255,889 shares of AT&T Wireless Group tracking stock, which were called “DoCoMo wireless tracking stock,” and that were intended to reflect approximately 16 percent of the financial performance and economic value of AT&T Wireless Group. As part of this investment, DoCoMo also received five-year warrants to purchase the equivalent of an additional 41,748,273 shares of AT&T Wireless Group tracking stock at $35 per share, and AT&T Wireless and DoCoMo formed a strategic alliance to develop the next generation of mobile multimedia services on a global-standard, high-speed wireless network. Of the 406,255,889 AT&T Wireless Group tracking stock share equivalents issued to DoCoMo, 228,128,307 shares represented new share equivalents at $27.00 each, and the remaining 178,127,582 share equivalents represented a reduction of the retained portion of the value of AT&T Wireless Group by the AT&T Common Stock Group (which consisted of the operations of AT&T other than those attributed to AT&T tracking stocks) at $20.50 each. Accordingly, AT&T Common Stock Group retained $3,651,615,431 of the proceeds of the DoCoMo investment and allocated $6,159,464,289 to AT&T Wireless Group.

      Immediately before the completion of the split-off, each share of DoCoMo wireless tracking stock automatically was converted into AT&T Wireless Group tracking stock, subject to anti-dilution protection, and was redeemed in exchange for 406,255,889 shares of our common stock on the same terms as all other shares of AT&T Wireless Group tracking stock in the split-off.

      Pursuant to the exercise of preemptive rights as described below, DoCoMo acquired an additional 26,734,557 shares of our common stock for an aggregate purchase price of $381,769,474 in February 2002. As of December 2003, DoCoMo owned 432,990,446 shares of our common stock and could acquire an additional approximately 41,748,273 shares of our common stock upon exercise of the warrants.

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

      We need to obtain DoCoMo’s consent to change the scope of our business such that our current businesses, including businesses that are part of our business plan and natural evolutions of those businesses, taken as a whole no longer constitute our primary business, or to allow another wireless operator to acquire more than 15 percent but less than 50 percent of our equity in connection with the formation of a strategic alliance, with certain exceptions specified in the Investor Agreement.

      Transfer Restrictions. Subject to a limited exception, without our consent, DoCoMo may not transfer any of our securities to any person if after the transfer the recipient’s interest in us would exceed 6 percent, or exceed 10 percent in the case of recipients, principally financial institutions, who are eligible to report their interest on Schedule 13G under the Securities Exchange Act.

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

Repurchase obligations for failure to meet primary third-generation technology benchmarks within specified time frame

      DoCoMo may require us to repurchase the warrants and the stock that DoCoMo still holds if, prior to December 31, 2004:

•	We abandon W-CDMA as our primary technology for third-generation services, or

•	We fail to launch service based on W-CDMA, in certain areas of Dallas, San Diego, San Francisco, and Seattle, or agreed upon alternate cities, unless:

—	DoCoMo ceases to actively support and promote wireless services using W-CDMA technology as its standard for wireless third-generation services;

—	such failure is due to factors outside our reasonable power to affect or control, including due to the unavailability, or a delay in the availability, of equipment, software, spectrum, or cell sites;

—	such failure is due to our inability to obtain regulatory approvals, permits, or licenses without the imposition of burdensome conditions or restrictions; or

—	our board of directors determines that, due to regulatory or legal issues, or other external factors, deployment of such a system is no longer advisable from a business perspective.

Corporate Information

      We were incorporated in 1982 in Washington and in 1987, became a Delaware corporation. From 1994 until our split-off in July 2001, we were a wholly owned subsidiary of AT&T Corp. Our principal executive offices are located at 7277 164th Avenue NE, Building 1, Redmond, Washington 98052. The telephone number is (425) 580-6000. We make our periodic and current reports available, free of charge, on our website

(http://www.attwireless.com) under “Investor Relations – Financials and SEC Filings” as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Additional Factors That May Affect Our Business, Future Operating Results, And Financial Condition

      You should carefully consider the following factors that may affect our business, future operating results, and financial condition, as well as other information included in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, that we have not identified as risks, or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, and operating results could be materially adversely affected.

Our stock price would likely be adversely affected if we do not consummate our transaction with Cingular.

      The merger agreement we entered into with Cingular and certain of its affiliates contains numerous conditions to Cingular’s obligation to close. These conditions include:

•	approval of our shareholders;

•	obtaining approval of the FCC, antitrust clearance, and certain other governmental approvals;

•	compliance with the technology commitments under our Investor Agreement with DoCoMo (or waiver by DoCoMo);

•	operating our business in compliance with the covenants set forth in the merger agreement; and

•	continued accuracy of our representations and warranties, including the absence of any material adverse effect on our business.

      We cannot be certain we will obtain the necessary regulatory approvals, or that we will satisfy other closing conditions. If the transaction were terminated, or if it appeared reasonably likely to be terminated, this would likely have a significant adverse effect on our stock price.

Our business could be adversely impacted by our pending transaction with Cingular.

      Uncertainty about the effect of our pending transaction with Cingular could adversely affect our business. This uncertainty could increase churn and have a negative impact on subscriber growth, revenue, and our results of operations.

We operate in a highly competitive industry.

      There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the development of new technologies, products and services, wireless number portability, and as market penetration increases. Other wireless providers, including resellers, serve each of the markets in which we compete. Some of the indirect retailers who sell our services also sell our competitors’ services. There are six national facilities-based mobile wireless service providers, many start-up providers of Wi-Fi and other fixed wireless solutions, and numerous regional competitors. This competition puts downward pressure on subscriber and revenue growth and profit margins, and we expect this trend to continue. Carriers compete principally on service area, price, service quality, and features. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors, including service quality, coverage area, new services, service features and enhancements, changes in consumer preferences, demographic trends, economic conditions and competitors’ pricing strategies.

Wireless local number portability could negatively impact our business.

      On November 24, 2003, the FCC rules on wireless LNP became effective in the nation’s 100 largest wireless markets. The rules are scheduled to become effective for the entire country on May 24, 2004. These rules allow subscribers to keep their wireless phone number when switching to a different wireless service provider. Number portability has increased competition for existing customers, which has put downward pressure on our subscriber growth, increased our churn, and increased our costs. A high rate of churn adversely affects our results of operations because of loss of revenue and because the cost of adding a new subscriber, which generally includes a commission expense and/or significant handset discounts, is a significant factor in income and profitability for participants in the wireless industry. We may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability.

If our wireless service offerings do not meet customer expectations, it could limit our ability to attract and retain customers.

      Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance, quality, reliability, and coverage of our wireless networks. We may have difficulty attracting and retaining customers if we are unable to meet customer expectations for, or otherwise unable to resolve quality issues relating to, our wireless networks, billing systems, or customer care or if those issues limit our ability to expand our network capacity or subscriber base, or otherwise place us at a competitive disadvantage to other wireless service providers in our markets. We experienced difficulty transferring wireless phone numbers on a timely basis in connection with the implementation of wireless LNP. We also experienced disruptions to our GSM/ GPRS order entry, customer care, and collections processes in connection with implementation of our upgrade to our customer care support system. These events have affected and may continue to affect adversely customer perception of our service, which has affected and may continue to affect our ability to attract and retain customers. The level of consumer demand for our next-generation products is uncertain. Consumer demand could be impacted by differences in technology, footprint and service areas, network quality, consumer perceptions, customer care levels and rate plans.

We need to complete significant GSM/ GPRS/ EDGE network build-out and system implementation as part of our plans to improve the quality and capacity of our GSM/ GPRS/ EDGE network.

      We need to complete significant build-out activities and enhancements to our GSM/ GPRS/ EDGE network, including:

•	completion of build-out activities in some of our existing wireless markets; and

•	enhancement of our GSM/ GPRS/ EDGE network.

      Failure to successfully build out and enhance our GSM/ GPRS/ EDGE network and necessary support facilities and systems in a cost effective manner, and in a manner that satisfies customer expectations for quality and coverage, could have a material adverse effect on our operations, financial condition, performance, and growth. As we deploy, expand, and enhance our GSM/ GPRS/ EDGE network, we may need to acquire additional spectrum or reallocate spectrum previously utilized by our TDMA network in certain markets. Reallocation could result in disruptions to, or decreased quality of service to TDMA customers in those markets, or may result in our TDMA customers roaming on another wireless service provider’s system in that market, which could increase our roaming costs. Although we plan to build out our GSM/ GPRS/ EDGE network over virtually all of our TDMA footprint, the actual coverage area may vary in certain markets, which could adversely affect consumer demand for and satisfaction with our GSM/ GPRS service. As we continue to build out and enhance our GSM/ GPRS/ EDGE network, we must, among other things, continue to:

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

      In addition, problems in vendor equipment availability, technical resources, system performance or system adequacy could delay the launch of new or expanded operations in new or existing markets or result in increased costs in all markets. We intend to rely on the services of various companies in order to build-out and enhance our GSM/ GPRS/ EDGE network. However, we may not be able to obtain satisfactory contractors on economically attractive terms or ensure that our contractors or the systems they install will perform as we expect.

If we fail to successfully develop, implement, integrate, and install upgraded information technology systems to support our network expansion and technology migration strategy it could adversely impact our subscriber base, revenue growth, and cost control efforts.

      Many of the customer care and infrastructure support systems for our GSM/ GPRS and EDGE subscribers are not fully implemented. We have encountered delays implementing and upgrading some of these systems. In connection with our implementation of an upgrade to our customer care support system, we experienced a significant multi-day disruption in our ability to activate, or access customer care databases for, our GSM/ GPRS subscribers. Although we have improved performance of this system, our ability to activate and service subscribers on our GSM/ GPRS/ EDGE network on a timely basis, and the efficiency of our customer care operations, could be disrupted again until our upgrade is complete. This has, and could continue, to put pressure on our subscriber growth, particularly through our indirect channels. If we are unable to enhance these new systems in order to handle additional volume as our customer base grows and as customers migrate from TDMA to GSM, or we experience further implementation delays or disruptions, our service levels, operating efficiency, and our profitability could be adversely impacted. We are relying on the services of various companies in order to develop, install, and upgrade necessary support systems. However, the systems they install may not perform as we expect. A delay in the full implementation of support systems for our GSM/ GPRS/ EDGE subscribers could also have an adverse effect on our ability to add or service GSM/ GPRS/ EDGE subscribers.

We may encounter difficulties implementing our GSM/ GPRS/ EDGE deployment strategy, which could have a negative impact on subscriber growth and retention, and our financial results.

      Our technology strategy involves operating our GSM/ GPRS/ EDGE network separately from our TDMA network. We may not be able to achieve or maintain the balanced loading on each network necessary to optimize capital spending, operational expenses, or service quality. Failure to achieve the proper balance could require us to invest additional capital in our TDMA network to avoid service degradation in certain markets. It could also lead to customer dissatisfaction with network quality on one or both networks. We initially deployed our GSM/ GPRS equipment at our existing TDMA sites, to the extent possible. Due to the different operating characteristics of TDMA and GSM/ GPRS equipment, although we have deployed additional GSM/ GPRS sites within our TDMA footprint, the actual coverage area of our GSM/ GPRS/ EDGE network will vary from our TDMA network, particularly where we have deployed a GSM/ GPRS system utilizing 1900 megahertz spectrum over a TDMA system using 850 megahertz spectrum. This may result in customer dissatisfaction.

      We may have difficulty maintaining our TDMA network and our TDMA handsets as our suppliers shift resources to next-generation technology development, decreasing their incentives to develop enhancements or upgrades to their TDMA product lines because of decreased economies of scale. As a result, the cost structure for our TDMA offerings might increase, or the attractiveness of our TDMA service offerings could be impaired, resulting in increased churn of TDMA customers, failure to achieve the proper balance between our two networks and reduced profitability.

      Our strategy assumes a portion of our customers will prefer the flexibility and broader service area offered by dual-mode handsets, referred to as “GAIT” phones that operate on both our TDMA and GSM/ GPRS networks. GAIT handset are more expensive than TDMA handsets and may have operational limitations, which could impede our efforts to sell GSM/ GPRS services and lead to increased churn. Because GAIT phones are required by only a limited number of carriers that operate both TDMA and GSM/ GPRS networks, they may not be produced in sufficient quantities when needed, and their limited use may be insufficient to achieve high economies of scale. These handsets are new products that may have operational limitations or sub-optimal features that may discourage customer use. If these handsets are not economical or attractive to customers, we may experience increased churn, our costs could increase, and our profitability could be reduced.

Our business and operations would be adversely affected if we fail to acquire adequate radio spectrum.

      Our domestic business depends on the ability to use portions of the radio spectrum licensed by the FCC. We could fail to obtain sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, in order to meet the expanded demands for our existing services in critical markets, and to enable deployment of next-generation services. Such a failure could have a material adverse impact on the quality of our services or our ability to roll out such future services in some markets, or could require that we curtail existing services in order to make spectrum available for our next-generation services. We may acquire more spectrum through a combination of alternatives, including participation in spectrum auctions. As required by law, the FCC periodically conducts auctions for licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are provided for by laws administered by the FCC. The FCC may not allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses. Even if the FCC determines to conduct further auctions in the future, we may not be successful in those future auctions in obtaining the spectrum that we believe is necessary to implement our business and technology strategies. We may also seek to acquire radio spectrum through purchases and swaps with other spectrum licensees or otherwise, including by purchases of other licensees outright. However, we may not be able to acquire sufficient spectrum through these types of transactions, and we may not be able to complete any of these transactions on favorable terms.

Our technology may not be competitive with other technologies or be compatible with next-generation technology.

      There are three principal digital transmission technologies, none of which is compatible with the others. We and other carriers selected TDMA technology for our second-generation network. We believe that this technology offers several advantages over other second-generation technologies. However, a number of other wireless service providers chose code division multiple access (CDMA) as their digital wireless technology. We have chosen a GSM platform to lower costs and to make available, among other things, enhanced data services using GPRS technology, and next-generation capabilities using enhanced data rates for global evolution (EDGE) and ultimately universal mobile telecommunications systems (UMTS) technologies. These technologies may not provide the advantages we expect and may increase the cost and complexity of complying with regulatory mandates, such as emergency 911 services. Download speeds and coverage provided by our EDGE network may be impacted by signal strength, end user location, and network loading.

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

In many areas, we rely on roaming agreements with affiliates or other carriers to provide service to our customers outside our service area. Our business and operations could be adversely affected if we are unable to establish new relationships to expand our GSM/ GPRS/ EDGE service area or if our affiliates do not or cannot develop or expand their network in a manner consistent with ours.

      To accelerate the build-out of wide scale coverage of the U.S. by a digital mobile wireless network operating on the technical standards we have adopted, we have entered into affiliation agreements with other entities that provide wireless services or hold spectrum licenses. Through roaming arrangements between these affiliates and us, our customers are able to obtain service in the affiliates’ territories, and the affiliates’ customers are able to obtain service in our territory. In all markets where these affiliates operate, we are at risk because we do not control the affiliates. As a result, we may not be able to compel these affiliates to participate in our technology migration strategy or to expand their coverage areas. Our ability to provide service on a nationwide level and to implement our next-generation strategy could be adversely affected if these affiliates are unable or unwilling to participate in the further development of our digital network, or if they cease to provide services comparable to those we offer on our networks.

      Our customers are not able to obtain GSM/ GPRS/ EDGE service in many parts of the country, either because there is no GSM/ GPRS/ EDGE network in that area, or because we do not have a GSM/ GPRS/ EDGE roaming agreement with a service provider in that area. In order to effectively compete with carriers offering a larger service area, we need to expand our GSM/ GPRS/ EDGE coverage area. We intend to establish new relationships to accelerate build-out of GSM/ GPRS/ EDGE networks outside our service area, and enter into new or expanded roaming agreements with other carriers. If we are unable to establish such relationships, or if any of our affiliates, or other carriers with whom we have GSM/ GPRS/ EDGE roaming relationships are unable to or do not successfully develop or expand their systems in a manner consistent with our network, our ability to service our customers and increase the quality and coverage area of our GSM/ GPRS/ EDGE network could be adversely affected. In addition, to the extent our affiliates or roaming partners that have developed GSM/ GPRS do not deploy EDGE technology, our ability to expand our EDGE service area beyond our own network will be limited, which could adversely affect demand for the service.

We rely on roaming arrangements with other carriers, which we may be unable to obtain or maintain in the future.

      We may not continue to be able to obtain or maintain roaming agreements with other wireless providers on terms that are acceptable to us. Our customers automatically can access another provider’s analog cellular or digital system only if the other provider allows our customers to roam on its network. We rely on agreements to provide roaming capability to our customers in many areas of the U.S. outside our service area and to improve coverage within our network footprint. Some competitors may be able to obtain lower roaming rates than we do because they have larger call volumes or because of their affiliations with, or ownership of, wireless providers, or may be able to reduce roaming charges by providing service principally over their own network. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we or our affiliates provide, the price of a roaming call may not be competitive with prices of other wireless providers for such call, and our customers may not be able to use some of the advanced features, such as voicemail notification, that the customers enjoy when making calls within our network. Finally, we may not be able to obtain roaming agreements for our GSM/ GPRS, EDGE, and other next-generation products and services with pricing or coverage we desire.

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

Significant changes in wireless industry technology or demand for wireless service could materially adversely affect us.

      The wireless communications industry is experiencing significant technological change. This change includes:

•	evolving industry standards;

•	ongoing improvements in the capacity and quality of digital technology;

•	shorter development cycles for new products, enhancements and changes in end-user needs and preferences;

•	development of data and high bandwidth network capabilities;

•	migration to next-generation services; and

•	expanded availability and functionality of Wi-Fi services and other new wireless technologies.

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

      Our strategy and business plan will continue to require capital investment, which we may not be able to obtain on favorable terms or at all. If we failed to obtain capital necessary to fund our business plan, we would have to delay, change or abandon those plans. We expect to incur significant capital expenditures in 2004 and future years. The actual amount of the funds required to finance our network build-out and other capital expenditures in future periods may vary materially from management’s estimate. Our purchase commitments for network equipment and handsets totaled $822 million as of December 31, 2003. In addition, we anticipate that we will enter into material purchase commitments in the future. We also may require substantial additional capital for, among other uses, acquisitions of providers of wireless services, spectrum license or system acquisitions, system development and network capacity expansion. If we were unable to finance our capital commitments either through cash from operations or external financing, it would have a material adverse effect on our financial condition and results of operations.

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

Our relationship with DoCoMo contains features that could adversely affect our financial condition or the way in which our business is conducted.

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

      Two other provisions of the Investor Agreement limit our ability to take certain actions without DoCoMo’s consent. We need to obtain DoCoMo’s consent to change the scope of our business such that our current businesses, including businesses that are part of our business plan and natural evolutions of those businesses, taken as a whole no longer constitute our primary business, or to allow another wireless operator to acquire more than 15 percent but less than 50 percent of our equity in connection with the formation of a strategic alliance, with certain exceptions specified in the Investor Agreement. These limitations could prevent us from taking advantage of some business opportunities or relationships that we might otherwise pursue.

Termination or impairment of our relationship with a small number of key suppliers or vendors could adversely affect our revenues and results of operations.

      We have developed relationships with a small number of key vendors, including Nokia Mobile Phones, Inc., Sony Ericsson Mobile Communications, Siemens AG, LG InfoComm U.S.A., Inc., Motorola, Inc., NEC Corporation, and Samsung Electronics Co., Ltd. for our supply of wireless handsets and devices; Nortel Networks, Inc., Telefonaktiebolaget LM Ericsson, Nokia Networks, Inc., and Hewlett Packard Company for our supply of telecommunications infrastructure equipment; Convergys Information Management Group and StarTek, Inc. for billing or customer care services; Bechtel Corporation for build-out of our networks; and Siebel Systems, Inc., Sun Microsystems, Inc., and Cisco Systems, Inc. for information systems. We do not have operational or financial control over our key suppliers and have limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers were unable to honor, or otherwise failed to honor their obligations to us, we could experience disruptions of our business and adverse effects on our revenues and results of operations.

Political or economic changes, or other factors, in a specific country or region could harm our operations and financial condition.

      We conduct some customer care operations outside of the United States. International roaming is becoming a larger part of our services revenue. Additionally, we hold equity interests in several foreign entities. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; difficulties in staffing and managing international operations; and increased difficulty in identifying and preventing consumer fraud. Any or all of these factors could have a material adverse impact on our costs, expenses, and financial condition.

We may substantially increase our debt in the future, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings.

      We may substantially increase our debt in the future, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings. We may also encounter difficulties in obtaining all the financing we need to fund our business and growth strategy on desirable terms. We may require substantial additional financing to fund capital expenditures, license purchases and costs and expenses in connection with our operations, domestic and international investments, and growth strategy. We currently rely on our committed credit facilities and receivables securitization program to meet any additional financing needs. We are exploring and evaluating the relative advantages and disadvantages of various funding mechanisms. Other funding mechanisms that still may be considered include other forms of public and private debt facilities. The decision on debt composition is dependent on, among other things, our business and financial plans and the market conditions at the time of financing. The agreements governing this indebtedness may contain financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. We may also need to utilize other funding sources, including issuance of public equity or debt securities, or issuance of commercial paper.

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

      The revenues we generate from subscribers roaming on our network, as well as the expenses we incur related to our subscribers roaming on other carriers’ networks, fluctuate on a quarterly basis, with increases typically occurring during the summer months due to an increase in travel during these periods. These fluctuations may result in higher or lower roaming revenues and expenses in any given quarter, thereby increasing or decreasing our profit or loss for that quarter. Our capital expenditures vary due to the timing of network expansion, network upgrades and market launches. The timing of our capital expenditures will impact the cash flow we generate in any given quarter, and may not be representative of our cash flow for the full year. Our churn levels may fluctuate from quarter to quarter depending on the number of expiring contracts, or other factors. Our OIBDA and OIBDA margins could fluctuate from quarter to quarter, depending on marketing expenses, significant fluctuations in the number of new subscribers, and our customer retention efforts.

Equipment failure, power outages, natural disasters, terrorist acts, or other breaches of network or IT security may adversely affect our business.

      A major equipment failure, power outage, natural disaster, terrorist act, or other breach of network or IT security that affects our mobile telephone switching offices, information systems, microwave links, third-party owned local and long distance networks on which we rely, our cell sites or other equipment or the networks of other providers on which our subscribers roam could have a material adverse effect on our operations. While we have insurance coverage for some of these events, our inability to operate our wireless system or access our information systems even for a limited time period, or the loss of subscriber data, may result in a loss of subscribers or impair our ability to serve our subscribers or attract new subscribers, which would have a material adverse effect on our business, results of operations and financial condition.

Our future financial results could be adversely impacted by asset impairments or other charges.

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As a result, we are required to test both acquired goodwill and other indefinite-lived intangible assets, consisting of our U.S. licensing costs, for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of both goodwill and U.S. licensing costs during the third quarter of each fiscal year. We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If our market value is less than our book value for an extended period of time, we could be required to record an impairment charge. Additionally, our U.S. licensing costs must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. We may also be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reason, we determine that the value of other assets has been impaired or we terminate a contractual commitment. The amount of any such annual or interim impairment or other charge could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

      The licensing, construction, operation, sale, resale and interconnection arrangements of wireless communications systems are regulated to varying degrees by the FCC and, depending on the jurisdiction, by state and local regulatory agencies. These regulations include, among other things, required service features and capabilities, such as wireless LNP or emergency 911 service. We have entered into consent decrees with the FCC relating to our implementation of emergency 911 services for our TDMA and GSM/ GPRS/ EDGE networks. In addition, the FCC, together with the U.S. Federal Aviation Administration, regulates tower marking and lighting. If we are unable to comply with any of these agencies’ rules or consent decrees, we could be subject to forfeitures or other enforcement action that could have an adverse effect on our business. Further, any of these agencies having jurisdiction over our business could adopt regulations or take other actions that could require us to make unanticipated capital expenditures, increase our costs or could otherwise adversely affect our business. Our ability to comply with these regulations may depend on third parties if the regulations require new features to be built into our infrastructure.

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

      Numerous state and local legislative bodies have proposed legislation restricting or prohibiting the use of wireless phones while driving motor vehicles. Similar laws have been enacted in other countries. On June 28, 2001, New York State enacted a law prohibiting the use of handheld wireless phones while driving motor vehicles other than through the use of hands-free equipment. Since then, New Jersey and the District of Columbia have enacted similar laws. To date, a small number of communities in the U.S. have also passed restrictive local ordinances. These laws or, if passed, other laws prohibiting or restricting the use of wireless phones while driving, could have the effect of reducing subscriber usage, which could cause a material adverse effect on our results of operations.

The historical financial information of AT&T Wireless Group may not be representative of our results as an independent entity and, therefore, may not be reliable as an indicator of our historical or future results.

      The historical financial information of AT&T Wireless Group may not reflect what our results of operations, financial position, and cash flows would have been had we been an independent entity during the periods prior to the split-off. This is because the financial information reflects allocations for services provided to AT&T Wireless Group by AT&T, and these allocations may not reflect the costs we incur for similar or incremental services as an independent entity.

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

Item 2.     Properties

      Our corporate headquarters consists of leased office space in six buildings in Redmond, Washington occupying approximately 582,000 combined square feet. We also have additional administrative office space in approximately 150 buildings throughout the U.S. and maintain 22 customer service centers. Our customer service centers are located in the following cities:

•	Anaheim, California

•	Austin, Texas

•	Bothell, Washington

•	Cerritos, California

•	Greensboro, North Carolina

•	Harrisburg, Pennsylvania

•	Jackson, Mississippi

•	Lebanon, Virginia

•	Memphis, Tennessee

•	Mililani, Hawaii

•	Minneapolis, Minnesota

•	Oklahoma City, Oklahoma

•	Orlando, Florida

•	Paramus, New Jersey

•	Portland, Oregon

•	Sacramento, California

•	West Palm Beach, Florida

      We lease all of our office space, with the exception of one building in Hawaii, which we own. Our total national office space, including our corporate headquarters, administrative office space and customer service centers, totals approximately 6,300,000 square feet. We also operate over 1,000 stores and kiosks, almost all of which are leased.

      We also have numerous properties consisting of cell and switching equipment sites, and other plant and equipment used to provide wireless communications services. The majority of these sites are leased. These leases typically have an initial term of five years with four options to renew for another five years each, although in some cases as many as eight additional renewal options exist. We have recently extended the lease terms for approximately 1,900 of our cell sites by an average of forty-five years. These properties are located throughout the U.S. These properties include land, interior and rooftop space, and space on existing structures of various types used to support equipment used to provide wireless communications services. Most of the leased properties are owned by private entities and the balance is owned by municipal entities.

      Plant and equipment used to provide wireless services consist of:

•	switching, transmission and receiving equipment,

•	connecting lines (cables, wires, poles and other support structures, conduits, etc.),

•	land and buildings,

•	easements, and

•	other miscellaneous properties (work equipment, furniture and plants under construction).

      The majority of the lines connecting our services to other telecommunications services and power sources are on or under public roads, highways and streets. The remainder is on or under private property. As of December 31, 2003, our expected minimum obligation associated with these leases was approximately $3.4 billion.

Item 3.     Legal Proceedings

      AT&T Wireless Services is defending two class-action or representative lawsuits challenging the quality of its wireless service. These cases include allegations of breach of contract, statutory consumer fraud, and similar claims. In one case filed in Texas, the named plaintiffs have asserted claims for compensatory and punitive damages totaling $100 million. That case was dismissed, and then reversed by the court of appeals; AT&T Wireless Services is seeking review in the Texas Supreme Court. In a case filed in California, the court denied class certification and also denied all remaining claims for monetary relief, although claims for injunctive relief remain pending.

      A series of class-action cases have been filed against AT&T Wireless Services as well as its major competitors, alleging that defendants have violated federal antitrust laws by allegedly restricting the portability of wireless handsets between carriers. Plaintiffs assert both tying and monopolization claims, but have not asserted specific claims for damages. The court has dismissed the monopolization claims and the per-se tying claim against all defendants.

      Various class-action or representative lawsuits are pending against AT&T Wireless Services that challenge a variety of billing practices and the adequacy of AT&T Wireless Services’ disclosures concerning those practices, including billing in full-minute increments, billing from send to end, out-of-cycle billing, charging early termination fees, post-cancellation billing practices, and billing for roaming calls. The plaintiffs in two of these cases specified damages in excess of $100 million. In one of these cases, the court denied certification of a class, leaving the claims of five individual customers. After this ruling, plaintiffs have nonetheless asserted a claim for restitution on behalf of a nationwide class of customers in excess of $318 million. Plaintiffs have also sought appellate review of the decision to deny class certification.

      Numerous class-action lawsuits were filed against AT&T and several wireless phone manufacturers and carriers asserting products liability and similar claims relating to radio-frequency transmissions to and from wireless phones. The court dismissed all but one of these cases on preemption grounds; plaintiffs have appealed.

      In 1993, shareholders of a former competitor of AT&T Wireless Services’ air-to-ground business sued AT&T Wireless Services, alleging breach of a confidentiality agreement, misappropriation of trade secrets, and tortious interference with the competitor’s business. The jury returned a verdict in favor of AT&T Wireless Services on all claims. During a trial, which concluded in October 2003, the plaintiff asserted damages totaling up to $438 million, but the jury returned a verdict in favor of AT&T Wireless Services on all claims. Plaintiff has filed certain motions challenging the verdict.

      Several class-action lawsuits have been filed against AT&T, certain executives of AT&T and AT&T Wireless Services, and a group of investment banking firms asserting claims under federal securities laws. The complaints assert claims that AT&T made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with the MediaOne acquisition. The plaintiffs have demanded damages in excess of $2.1 billion related to the offering of AT&T Wireless Group tracking stock. In connection with the split-off, certain provisions of the Separation Agreement between AT&T Wireless Services and AT&T may result in AT&T Wireless Services being allocated a portion of the liabilities, if any, arising out of these actions to the extent they relate to AT&T Wireless Group tracking stock.

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

      AT&T Wireless Services has been named as a defendant, along with another wireless carrier and several wireless phone manufacturers, in three class-action lawsuits alleging that existing phone equipment does not meet FCC requirements for 911 emergency call processing. Damages have not been specified, although plaintiffs are seeking injunctive and equitable relief.

      AT&T Wireless Services is currently a party to various claims and legal proceedings, including those noted above. AT&T Wireless Services also makes routine filings with the FCC and state regulatory authorities, as well as federal, state, and local tax authorities. If management believes that a loss arising from these actions and/or filings is probable and can reasonably be estimated, an amount is recorded for the estimated loss. As additional information becomes available, the potential liability related to the actions is assessed and the estimates are revised, if necessary. Based upon currently available information, management does not believe that the ultimate outcome of these actions beyond that provided for as of December 31, 2003, individually and in the aggregate, will have a material adverse effect on AT&T Wireless Services’ Consolidated Financial Statements. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on AT&T Wireless Services’ Consolidated Financial Statements in future periods. While it is not possible to predict the ultimate outcome of the matters discussed above, historically, AT&T Wireless Services has been successful in defending itself against claims and suits that have been brought against it, and payments made in such claims and actions have not been material to AT&T Wireless Services’ Consolidated Financial Statements.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

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

      The number of shareholders of record of our common stock at February 27, 2004, was 1,134,969.

      The table below shows the range of reported per share sales prices on the New York Stock Exchange for our common stock for the periods indicated:

	Stock Price

Year	High	Low

Fiscal 2003 (ended December 31, 2003)
First Quarter	$7.44	$5.25
Second Quarter	8.39	6.35
Third Quarter	9.10	7.55
Fourth Quarter	8.82	6.58
Fiscal 2002 (ended December 31, 2002)
First Quarter	$14.46	$8.24
Second Quarter	9.43	5.35
Third Quarter	6.20	3.97
Fourth Quarter	8.05	3.25

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

      The following financial information was derived using the consolidated financial statements of AT&T Wireless Services at and for each of the fiscal years in the five-year period ended December 31, 2003. The consolidated statement of operations and cash flow data below for each of the years in the three-year period ended December 31, 2003, and the consolidated balance sheet data at December 31, 2003 and 2002, were derived from audited consolidated financial statements, which are included in this document. The consolidated statement of operations and cash flow data below for the years ended December 31, 2000 and 1999, and the consolidated balance sheet data at December 31, 2001 and 2000, were derived from audited consolidated financial statements that were included in our Annual Report on Form 10-K filed for the year ended December 31, 2001. The consolidated balance sheet data at December 31, 1999, as well as the “Other Financial Data” for all periods, were derived from unaudited consolidated financial statements.

      The statement of operations data and balance sheet data presented below is not necessarily comparable from period to period as a result of several transactions by AT&T Wireless Services, such as the following:

•	Recording of business restructuring reserves during 2003 totaling $88 million in conjunction with AT&T Wireless Services’ companywide initiative to improve operating efficiency and margins.

•	Acquisition of TeleCorp PCS, Inc. on February 15, 2002. AT&T Wireless Services also completed several other significant strategic acquisitions during the years ended December 31, 2000 and 1999. Additionally, AT&T Wireless Services sold and exchanged equity interests in several unconsolidated subsidiaries resulting in net pretax gains of $170 million, $462 million, and $939 million in the statement of operations for the years ended December 31, 2003, 2001, and 2000, respectively.

•	Recognition of pretax impairments of licensing costs totaling $83 million and $1,329 million during the third quarters of 2003 and 2002, respectively, resulting from an annual assessment of U.S. licensing costs and goodwill, as required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” AT&T Wireless Services recognized a $528 million pretax asset impairment charge primarily associated with the planned disposal of certain wireless communications equipment during the year ended December 31, 1999.

•	Recognition of pretax impairments of unconsolidated subsidiaries, totaling $62 million, $1,184 million, and $107 million during 2003, 2002, and 2001, respectively, resulting from assessments of the recoverability of cost and equity method unconsolidated subsidiaries, as well as AT&T Wireless Services’ proportionate share of its equity method unconsolidated subsidiaries’ SFAS No. 142 impairment charges.

•	Establishment of deferred tax valuation allowances of $970 million during 2002, in accordance with SFAS No. 109, “Accounting For Income Taxes.” AT&T Wireless Services no longer required a full valuation allowance on its deferred tax assets effective during the second quarter of 2003.

•	Exit from the fixed wireless business in the fourth quarter of 2001, resulting in a pretax charge of $1,318 million, reflecting a write-down of assets and the impact of phased exit charges. AT&T Wireless Services recognized $76 million of pretax gains during 2002, reflecting adjustments to the original pretax charge recorded during the fourth quarter of 2001. In accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” the consolidated financial statements of AT&T Wireless Services reflect the fixed wireless business as discontinued operations for all periods presented.

      For these and other reasons, you should read the selected historical financial data provided below in conjunction with AT&T Wireless Services’ consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations, which are included in this document.

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

	(In millions, except per share amounts)
	(Unaudited)
STATEMENT OF OPERATIONS DATA(1):
Revenue	$16,695	$15,631	$13,610	$10,446	$7,627
Operating income (loss)	1,213	(258)	598	237	(569)
Income (loss) from continuing operations	442	(2,205)	200	828	(345)
Income (loss) from discontinued operations	—	47	(1,087)	(170)	(60)
Cumulative effect of change in accounting principle	—	(166)	—	—	—
Net income (loss)	442	(2,324)	(887)	658	(405)
Accretion of mandatorily redeemable preferred stock(2)	13	18	—	—	—
Dividends on preferred stock held by AT&T, net	—	—	76	130	56
Net income (loss) available to common shareholders	429	(2,342)	(963)	528	(461)
Income (loss) from continuing operations available to common shareholders per share — basic and diluted	$0.16	$(0.82)	$0.05	$0.28	$(0.16)
Income (loss) from discontinued operations per share — basic and diluted	$—	$0.01	$(0.43)	$(0.07)	$(0.02)
Cumulative effect of change in accounting principle per share — basic and diluted	$—	$(0.06)	$—	$—	$—
Net income (loss) available to common shareholders per share — basic and diluted	$0.16	$(0.87)	$(0.38)	$0.21	$(0.18)
Weighted average shares — basic	2,713	2,686	2,530	2,530	2,530
Weighted average shares — diluted	2,715	2,686	2,532	2,532	2,530
Cash dividends declared per common share	—	—	—	—	—
BALANCE SHEET DATA(1):
Assets of continuing operations	$47,802	$45,806	$41,634	$34,313	$23,111
Assets of discontinued operations	—	—	88	989	401
Total assets	47,802	45,806	41,722	35,302	23,512
Total debt	10,459	11,057	6,705	2,551	3,558
Mandatorily redeemable preferred stock(2)	177	151	—	—	—
Preferred stock held by AT&T	—	—	—	3,000	1,000
Mandatorily redeemable common stock	7,664	7,664	7,664	—	—
Total shareholders’ equity	20,663	19,697	19,281	21,877	12,997
CASH FLOW DATA(1):
Net cash provided by operating activities of continuing operations	$4,559	$2,975	$2,734	$1,786	$913
Capital expenditures, including internal-use software	(2,774)	(5,302)	(5,205)	(3,601)	(2,135)
Distributions and sales of unconsolidated subsidiaries	731	367	882	360	236
Contributions, advances, and purchases of unconsolidated subsidiaries	(71)	(640)	(1,284)	(1,645)	(284)
Net (acquisitions) dispositions of consolidated businesses, including cash acquired	(46)	(78)	(3)	(4,763)	244
Net cash used in investing activities of continuing operations	(2,302)	(5,729)	(5,910)	(9,927)	(1,986)
Net (decrease) increase in debt due to AT&T	—	—	(2,438)	1,038	900
Repayment of debt due to others	(742)	(1,619)	—	—	—
Proceeds from issuance of long-term debt due to others, net of issuance costs	—	2,959	6,345	—	—
Redemption of preferred stock held by AT&T	—	—	(3,000)	—	—

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

	(In millions, except per share amounts)
	(Unaudited)
Proceeds attributed from DoCoMo investment, net of costs	—	—	6,139	—	—
Proceeds attributed from AT&T Wireless Group tracking stock offering	—	—	—	7,000	—
Proceeds from AT&T Wireless Services common stock and AT&T Wireless Group tracking stock issued	30	427	68	41	—
Transfers from former parent, AT&T	—	—	—	1,001	344
Net cash (used in) provided by financing activities of continuing operations	(287)	1,763	7,034	8,947	1,234
Net cash used in discontinued operations	—	(8)	(568)	(749)	(183)
OTHER FINANCIAL DATA:
OIBDA(3)	$4,394	$2,493	$3,100	$1,876	$662
OIBDA margin(3)	28.1%	17.2%	24.7%	20.0%	9.7%

(1)	All periods reflect the fixed wireless business as discontinued operations.

(2)	In accordance with the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” on July 1, 2003, AT&T Wireless Services reclassified its mandatorily redeemable preferred stock to other long-term liabilities. Additionally, on a prospective basis, the interest accretion is classified as interest expense.

(3)	OIBDA is defined as operating income (loss) before depreciation and amortization. OIBDA margin is calculated as OIBDA divided by services revenue. OIBDA and OIBDA margin are non-generally accepted accounting principles (GAAP) financial measures. They differ from operating income (loss), as calculated in accordance with GAAP in that they exclude depreciation and amortization, and differ from net income (loss) as calculated in accordance with GAAP in that they exclude (i) depreciation and amortization, (ii) other income (expense), (iii) interest expense, (iv) provision for income taxes, (v) net equity earnings (losses) from investments in unconsolidated subsidiaries, (vi) income (loss) from discontinued operations, and (vii) cumulative effect of change in accounting principle. We believe OIBDA and OIBDA margin to be relevant and useful information to our investors as these measures are an integral part of our internal management reporting and planning process and are the primary measures used by our management to evaluate the operating performance of our consolidated operations. They are used by management as a measurement of our success in acquiring, retaining, and servicing customers because we believe these measures reflect our ability to generate and grow subscriber revenues while providing a high level of customer service in a cost-effective manner. Management also uses these measures as a method of comparing our performance with that of many of our competitors. The components of OIBDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance. Additionally, our $2.5 billion credit facility (under which no amounts are currently outstanding) requires us to maintain certain financial ratios, including a specified ratio of net-debt-to-operating income excluding depreciation and amortization expenses and impairment charges. Lastly, we use OIBDA for planning purposes, and in presentations to our board of directors, and we use multiples of current or projected OIBDA in our discounted cash flow models to determine the value of our licensing costs and our overall enterprise valuation.

      OIBDA excludes other income (expense) and net equity earnings (losses) from investments in our unconsolidated subsidiaries, as these do not reflect the operating results of our subscriber base and our national footprint that we utilize to obtain and service our subscribers. Net equity earnings (losses) from investments in unconsolidated subsidiaries represent our proportionate share of the net income (loss) of equity investments in which we exercise significant influence, but do not control. As we do not control these entities, our management excludes these results when evaluating the performance of our primary operations. Although excluded, net equity earnings (losses) from investments in unconsolidated subsidiaries may include results that are material to our overall net income (loss). During 2002, net equity earnings (losses) from investments in unconsolidated subsidiaries included $939 million representing our proportionate share of impairment charges recognized by these entities, as well as impairment charges that we recorded as the decline in fair value of several investments was deemed to be other than temporary. We may record impairment charges in the future if there are further declines in the fair values of our investments, which we deem to be other than temporary. OIBDA also excludes interest expense and the provision for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structures. Finally, OIBDA excludes depreciation and amortization expenses, in order to eliminate the impact of capital investments, which management believes is better evaluated through its effect on free cash flow.

      We believe OIBDA as a percentage of services revenue to be a more relevant measure of our operating margin than OIBDA as a percentage of total revenue. We generally subsidize a portion of our handset sales, all of which is recognized in the period in which we sell the handset. This results in a disproportionate impact on our margin in that period. Management views this equipment subsidy as a cost to acquire or retain a subscriber, which is recovered through the ongoing services revenue that is generated by the subscriber. We also use services revenue to calculate margin to facilitate comparison, both internally and externally, with our competitors, as they calculate their margins using services revenue as well.

      There are material limitations to using measures such as OIBDA and OIBDA margin, including the difficulty associated with comparing these performance measures as we calculate them to similar performance measures presented by other companies, and the fact that these performance measures do not take into account certain significant items, including depreciation and amortization, interest, and tax expense and net equity earnings (losses) from investments in unconsolidated subsidiaries, that directly affect our net income or loss. Management compensates for these limitations by carefully analyzing how our competitors present performance measures that are similar in nature to OIBDA as we present it, and considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss) as calculated in accordance with GAAP. OIBDA and OIBDA margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. OIBDA and OIBDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies. See “OIBDA Discussion” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of OIBDA and OIBDA margin to their most comparable measures under GAAP.

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

OVERVIEW

      We are the second-largest wireless communications service provider in the United States based on revenues for 2003. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless voice and data services. As of December 31, 2003, we had 22.0 million consolidated subscribers. For the year ended December 31, 2003, we had $16.7 billion of total consolidated revenues.

      We currently provide wireless voice and data services principally over two separate, overlapping networks. One network uses time division multiple access, or TDMA, as its signal transmission technology. As of December 31, 2003, it covered an aggregate population, which the wireless industry refers to as “POPs,” of approximately 207 million, or 71 percent of the U.S. population. We also provide voice and enhanced data services over a separate network. This network uses the signal transmission technology known as global system for mobile communications, or GSM, for voice services and general packet radio service, or GPRS, and enhanced data rates for global evolution, or EDGE, for data services. As of December 31, 2003, this network covered approximately 220 million POPs, or 76 percent of the U.S. population. As of December 31, 2003, these two networks within our consolidated markets covered an aggregate of approximately 226 million POPs, or 78 percent of the U.S. population, and operated in 87 of the 100 largest U.S. metropolitan areas. We refer to this as our network footprint or service area. Our network footprint coverage is estimated using signal mapping technology and population data compiled by third parties. We also provide voice service on our analog network, as mandated by the Federal Communications Commission (FCC), and data service over a network utilizing packet switched data technology, or CDPD. We are phasing out our CDPD network as we increase data capabilities on our GSM/ GPRS/ EDGE network.

      We supplement our own networks with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have network coverage. We refer to the area covered by our network footprint and roaming agreements as our coverage area. With these roaming agreements, as of December 31, 2003, we were able to offer our TDMA customers wireless services covering virtually the entire U.S. population and to provide voice and data services through our GSM and GPRS networks over approximately 88 percent and 83 percent, respectively, of the U.S. population. We also offer multi-mode devices that allow our customers to access analog, TDMA, and GSM/ GPRS networks, providing them access to wireless service across the U.S., or to access TDMA and GSM/ GPRS both in the U.S. and abroad, providing them access to wireless services around much of the world. We plan to continue to expand our service and coverage area and increase the capacity and quality of our GSM/ GPRS/ EDGE network through new network construction, acquisitions, joint ventures, and roaming arrangements with other wireless providers.

      During 2003, we continued to grow our subscriber base and the profitability of our business. We grew our subscriber base 5 percent in 2003, with 1.1 million net consolidated wireless subscriber additions during the year. Services revenue increased by over 8 percent versus the prior year, to $15.7 billion. OIBDA (defined as operating income excluding depreciation and amortization) grew by over 76 percent from the prior year, to $4.4 billion, while our OIBDA margin continued to expand. Additionally, 2003 marked the first-ever year of positive free cash flow (defined as our cash flows from operating activities less capital expenditures), as we generated approximately $1.8 billion. We expanded our domestic GSM network which, along with affiliates and roaming partners, now covers more than 255 million POPs, while increasing our international roaming coverage to over 130 countries and jurisdictions. We launched our EDGE network, the fastest national wireless data network in North America. Also in 2003, we introduced many new products and services, including GoPhone® service, our pay-in-advance product, as well as enhanced mMode data services. And finally, our companywide initiative known as “Project Pinnacle” was launched in 2003 as a multi-year drive toward improved operating efficiency and margins.

      Subscriber growth was 5 percent for 2003 as we ended the year with 22 million subscribers. The rate of subscriber growth declined relative to prior year rates due to slower growth within the wireless industry, a slight decrease in our gross subscriber additions, and higher levels of subscriber deactivations.

      During 2003, we launched GoPhone service, our pay-in-advance product, which targets those consumers who do not want or have the ability to sign a long-term contract. We had over 500 thousand gross subscriber additions related to GoPhone service during 2003. Strong sales of GoPhone service helped to offset the decline in gross subscriber additions of our postpaid products. Sales of traditional prepaid products increased slightly during 2003, but traditional prepaid subscribers remained a mid-single-digit percentage of our overall subscriber base as of December 31, 2003.

      Our churn rate for 2003 was 2.6 percent, consistent with the prior year. Subscriber deactivations during 2003 were unfavorably impacted by various factors including increased competition within the wireless industry, higher levels of contract expirations, the launch of wireless Local Number Portability (LNP), and difficulties we experienced implementing an upgrade to our GSM customer support systems, which had an adverse effect on subscriber activations and customer care. Subscriber churn was favorably impacted by a decline in our postpaid churn levels versus the prior year, which was benefited by implementation of our policy requiring deactivating customers to remain in service until the end of their billing cycle. The launch of LNP, which allows customers to leave a wireless carrier and take their phone number with them, and our system challenges negatively affected our net subscriber additions and churn during the fourth quarter, which is typically our highest net subscriber addition quarter of the year. Subsequent to the launch of LNP in late November, we ported out more customers than we ported in. We expect elevated churn rates to exert negative pressure on subscriber growth rates through the first half of 2004.

      Our ability to grow our subscriber base will be impacted by fluctuations in the rate of industry growth and continued competition within the industry. Our subscriber deactivations and churn levels will continue to be affected in future quarters by the impact of LNP and further competition within the industry. Our net subscriber growth has been impacted by adverse publicity concerning our network quality, customer care issues arising out of difficulties we experienced upgrading our customer care systems, and publicity surrounding numerous complaints arising out of difficulties we experienced implementing LNP in late 2003. This trend is likely to negatively affect revenue, OIBDA, and cash flow growth through the first half of 2004.

      Our services revenue grew over 8 percent during 2003. Average monthly revenue per user, or ARPU, was $59.80 for 2003, which represented a decline of 0.7 percent from the prior year ARPU of $60.20. Our ARPU during 2003 was impacted by a lower average revenue per minute, as more wireless minutes were offered within customers’ monthly recurring charges. Offsetting the lower average revenue per minute were increases in per user contributions from wireless data revenues, international revenues, Universal Service Fund (USF) fees, and regulatory program fees.

      To continue to grow our services revenue and maintain our ARPU, we will need to grow our subscriber base and increase our ability to offer and sell new services to our existing subscriber base, as well as to new subscribers. Our ability to grow services revenue will be limited by our elevated churn rates, negative trends in net subscriber additions, and increased credits and adjustments provided to our subscribers associated with customer retention efforts.

      During 2003, we launched our companywide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and margins. We recorded restructuring related charges totaling $88 million during 2003 related to workforce reductions. In order to be successful at increasing our margins, we will need to continue to reduce our operating costs. In order to lower costs, we will need to reduce our churn levels, as the cost of retaining existing subscribers is generally much lower than the cost of acquiring new customers. Customer acquisition costs must also be lowered, in part through continuing to increase the percentage of sales through our lower cost direct distribution channels and increasing our GoPhone sales. Additionally, we must continue to lower incollect expenses and streamline our operations while reengineering our back-office functions, including IT, customer care, and billing. The expansion of, and continued migration of our customer base to, our GSM network will also be necessary for reducing our overall cost structure. Increased use of the GSM network will provide cost benefits, including reduced incollect expenses due to lower incollect rates, and lower equipment costs for GSM handsets.

      2003 was our first-ever year of generating positive free cash flow. Our free cash flow for 2003 was approximately $1.8 billion, which included $511 million of an income tax refund and $245 million related to the termination of interest rate swap agreements during 2003. In addition to these items, our ability to generate positive free cash flow during 2003 resulted from strong OIBDA results, lower levels of capital expenditures, and improvements in many of our working capital metrics. These items were offset by our interest payments during the year.

MERGER ANNOUNCEMENT

      On February 17, 2004, we entered into a merger agreement with Cingular Wireless LLC (Cingular) and certain of its affiliates. Under the terms of the agreement, which were approved by our board of directors and the boards of directors of BellSouth Corporation, SBC Communications Inc., and Cingular, our common shareholders will receive $15 cash per common share and our preferred shareholders will receive the then applicable liquidation preference of their preferred shares, for an aggregate of approximately $41 billion, upon consummation of the transaction. The transaction is subject to our shareholders’ approval, approval by regulatory authorities, and other closing conditions. The companies are seeking to close the transaction in the fourth quarter of 2004.

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

      There are certain critical estimates that we believe require significant judgment in the preparation of our Consolidated Financial Statements. We consider an accounting estimate to be critical if:

•	It requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and

•	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

      The table below presents information about the nature of and rationale for our critical accounting estimates:

Financial Statement Caption
— Critical Estimate Item	Nature of Estimates	Assumptions/Approach	Impact If Different

Services revenue Unbilled services revenue	Our billing cycle cut-off times require us to estimate a significant amount of services revenue earned but not yet billed at the end of each quarter.
We estimate our unbilled services revenue by reviewing historical minutes of use processed, adjusted for differences in the types and number of days, customer promotions, seasonality factors, and customer levels.

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

Changes to allowances may be required if the financial condition of our customers improves or deteriorates; if we adjust our credit standards; or if we change our practices and resources associated with collection efforts. These may result in net write-off patterns that differ from historical experience. Historically, changes to our estimated loss percentages have not been material.

Property, plant, and equipment, net Useful lives of wireless communications equipment, buildings and improvements, and internal-use software and property, plant, and equipment valuation allowances
We estimate useful lives when recording depreciation and amortization expenses associated with our wireless communications equipment, buildings and improvements, and internal-use software.

We record valuation allowances against our property, plant, and equipment for excess and obsolete equipment.

We periodically evaluate our useful lives considering factors such as changes in our technology, the rate of migration of our subscriber base between our TDMA and GSM/ GPRS/ EDGE networks, and other industry conditions to confirm that they continue to be appropriate. We record estimates for depreciation on assets that remain in our construction-in-progress (CIP) balance based upon an aging of the CIP balance.

Our estimates for valuation allowances against our property, plant, and equipment are based upon specifically identified components of our property, plant, and equipment as well as by estimating an allowance considering current and historical write-offs.

Our estimated useful lives may be different than the actual economic lives, which will be impacted by the rate of migration of our TDMA subscribers to our GSM/ GPRS/ EDGE network, thereby resulting in different carrying values of our property, plant, and equipment. These factors could result in a change in our depreciable lives and therefore our depreciation expense in future periods. Historically, we have changed our estimated useful lives due to changes in technology and the rate of migration (see Note 2 to our Consolidated Financial Statements).

Actual write-offs of our property, plant, and equipment for excess and obsolescence may differ from our estimates, thereby resulting in adjustments in future periods.

Financial Statement Caption
— Critical Estimate Item	Nature of Estimates	Assumptions/Approach	Impact If Different

Property, plant, and equipment, net Impairments of property, plant, and equipment
In accordance with SFAS No. 144, we review our property, plant, and equipment for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Impairment reviews require a comparison of the estimated future undiscounted cash flows to the carrying value of the asset and/or group of assets. If the total of the undiscounted cash flows is less than the carrying value, an impairment charge is recorded for the difference between the estimated fair value and the carrying value of the asset and/or group of assets. Fair value is primarily determined using a discounted cash flow (DCF) model.

Significant assumptions required in determining the undiscounted cash flows of our property, plant, and equipment include:

• The group of assets subject to the impairment review;

• Current and future cash flows attributed to the group of assets;

• Time period for which the assets will be held and used; and

• Salvage value for the assets.

Significant assumptions required in determining the fair value of our property, plant, and equipment are similar to those estimates required in determining the undiscounted cash flows, with the addition of an estimated discount rate to incorporate the time value of money and the risks inherent in future cash flows.

The use of different estimates or assumptions within our undiscounted cash flow model could result in undiscounted cash flows lower than the current carrying value of our assets, thereby requiring the need to compare the carrying values to their fair values.

The use of different estimates or assumptions when determining the fair value of our property, plant, and equipment may result in different fair values for our property, plant, and equipment, and any related impairment charges.

Additionally, a different method of determining fair value, other than by using a DCF model, could result in a lower or higher fair value of our property, plant, and equipment.

Financial Statement Caption
— Critical Estimate Item	Nature of Estimates	Assumptions/Approach	Impact If Different

Goodwill Impairment of goodwill
In accordance with SFAS No. 142, we complete an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires us to estimate the fair value of our overall business enterprise. In the absence of a current transaction for the sale of our business enterprise, we believe a discounted cash flow (DCF) model, rather than the market price of our common stock is the best technique with which to estimate the fair value of our business enterprise. We determined that we have one reporting unit for purposes of testing goodwill, and therefore, the DCF model is largely a function of the cash flows of the business enterprise.

On February 17, 2004, an agreement was signed between Cingular and certain of its affiliates and AT&T Wireless Services such that, subject to certain conditions, Cingular would acquire AT&T Wireless Services for approximately $41 billion. For purposes of our goodwill impairment test performed as of February 17, 2004, we used the fair value as evidenced by the signed agreement to determine the fair value of our business enterprise.

Significant estimates required in our DCF model include:

• Future cash flows of our primary assets;

• Our weighted average cost of capital;

• Long-term rate of growth for our business;

• Amount and timing for utilization of federal income tax net operating loss carryforwards; and

• Estimated fair values of our interest-bearing debt and assets not contributing to the DCFs of our primary assets.

We believe the use of a DCF model is the best method for determining the fair value of our reporting unit because:

• It excludes the impact of short-term market volatility;

• It takes into account synergies achieved by operating a controlled entity with a national operating footprint versus a noncontrolling minority interest;

• It includes all information available to management, which is generally more than that available to the external capital markets;

• It was recommended by our third party valuation firm for a variety of reasons, including the lack of recent transactions involving the acquisition of large regional or national wireless companies and volatility in the capital markets;

• DCF models are the most common valuation methodologies used within the wireless industry to determine business enterprise fair values; and

• Industry and telecom sector analysts often use DCF models as a way to project our fair value.

We believe that a DCF model may result in a higher fair value of our reporting unit compared to market capitalization primarily because it excludes the impact of short-term market volatility and it takes into account information available to management, which is more than that which is generally available to the external

Financial Statement Caption
— Critical Estimate Item	Nature of Estimates	Assumptions/Approach	Impact If Different

capital markets. While we do not use our market price to determine the fair value of our reporting unit, we expect convergence between our market capitalization and our DCF valuation to occur over time.

If market prices (adjusted for items that may affect the fair value of the reporting unit, such as a control premium) were used to derive the fair value of our business enterprise instead of a DCF model, it could result in a lower fair value of our business enterprise. This lower fair value might result in an impairment charge that might not otherwise result from using a DCF model. The market capitalizations of our reporting unit as of December 31, 2002, March 31, 2003, June 30, 2003, September 30, 2003, and December 31, 2003, were $15.3 billion, $17.9 billion, $22.3 billion, $22.2 billion, and $21.7 billion, respectively, reflecting market capitalizations that were significantly lower than our fair values as determined using DCFs.

On February 17, 2004, an agreement was signed between Cingular and certain of its affiliates and AT&T Wireless Services such that Cingular, subject to certain conditions, would acquire AT&T Wireless Services for approximately $41 billion, which we deem to reflect fair value.

Financial Statement Caption
— Critical Estimate Item	Nature of Estimates	Assumptions/Approach	Impact If Different

Licensing costs Impairment of licensing costs
In accordance with SFAS No. 142, we complete an impairment test of our licensing costs annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our FCC licenses below their carrying value. The impairment test requires us to estimate the fair value of our licensing costs. We estimate the fair value of a majority of our FCC licenses in the aggregate, using a discounted cash flow (DCF) model. We evaluate the fair value of our nonstrategic licenses separately, primarily using comparative market transaction data.

On February 17, 2004, an agreement was signed between Cingular and certain of its affiliates and AT&T Wireless Services such that, subject to certain conditions, Cingular would acquire AT&T Wireless Services for approximately $41 billion, which we deem to reflect fair value. We determined the fair value of our strategic licensing costs, as of February 17, 2004, using a DCF model that took into consideration our business enterprise fair value.

Significant estimates required in our DCF model include:

• Start-up model assumption with FCC licenses as the only asset owned;

• Current and future cash flows related to FCC licenses;

• Weighted-average cost of capital for a start-up asset; and

• Long-term rate of growth for our business.

The fair value of our nonstrategic licenses is determined by obtaining market data on recent FCC license transactions (e.g., purchases, sales, or swaps) and deriving estimates of the fair value for each license based on certain characteristics of the license and related market, including megahertz frequency, market size, geographic location, competition, and population density.

The use of different estimates or assumptions within our DCF model when determining the fair value of our licensing costs may result in different values for our licensing costs, and any related impairment charge.

Actual market prices for our nonstrategic FCC licenses could differ from those derived in our analysis resulting in different values for our nonstrategic licensing costs, and any related impairment charge.

Different allocations of our licensing costs between strategic and nonstrategic classifications could impact amounts of any impairment charges.

Additionally, different methods of determining fair value, other than by using DCF models and market data, could result in lower or higher fair values of our licensing costs.

Financial Statement Caption
— Critical Estimate Item	Nature of Estimates	Assumptions/Approach	Impact If Different

Investments in and advances to unconsolidated subsidiaries Impairment of investments in and advances to unconsolidated subsidiaries
We review our significant equity and cost method unconsolidated subsidiaries to determine whether a decline in the fair value of our investment below its carrying value is deemed to be other than temporary. These impairment reviews occur at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and require us to estimate the fair value of our investments in and advances to unconsolidated subsidiaries. In the event that the carrying value exceeds the estimated fair value, we are required to determine whether this decline in fair value is other than temporary.

To estimate the fair value of our investments in and advances to unconsolidated subsidiaries, we use discounted cash flow (DCF) modeling as well as other available evidence including, but not limited to, quoted market prices, market comparables, and industry multiples. To determine whether the decline in fair value below our carrying value is other than temporary, we evaluate, among other factors, the duration and extent to which the fair value is less than carrying value; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flows factors; and our intent and ability to hold the investment.

The use of different methods of determining the fair value of our investments in and advances to unconsolidated subsidiaries could result in different fair values for our investments in and advances to our unconsolidated subsidiaries, and any related impairment charges.

Business tax accruals, other current liabilities, and other long-term liabilities Legal and tax contingencies
We record liabilities to address potential exposures related to business and income tax positions we have taken that have been or could be challenged by taxing authorities. Additionally, we record liabilities associated with legal proceedings and lawsuits. These liabilities are recorded when the likelihood of payment is probable and the amounts can be reasonably estimated.

The determination for required liabilities is based upon analysis of each individual tax issue or legal proceeding, taking into consideration the likelihood of adverse judgments and the range of possible loss. Additionally, our analysis may include discussion with outside legal counsel.
The ultimate resolution of these potential tax exposures and legal proceedings may be greater or less than the liabilities recorded.

      We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors and the Audit Committee has reviewed our disclosure relating to them, as presented above.

NEW ACCOUNTING POLICIES

      In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Specifically, it requires that financial instruments within the scope of the statement be classified as liabilities because they embody an obligation of the issuer. Under previous guidance, many of these instruments could be classified as equity or be reflected as mezzanine equity between liabilities and equity on the balance sheet. As a result of the adoption of this statement on July 1, 2003, we reclassified our mandatorily redeemable preferred stock to long-term liabilities within our Consolidated Balance Sheet. Additionally, effective with the adoption and on a prospective basis, the accretion relating to our mandatorily redeemable preferred stock is classified as interest expense within our Consolidated Statements of Operations.

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

      In November 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. In certain cases, the sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables. As a result, certain activation revenues (which were previously classified as services revenue) are no longer deferred and are instead recognized as equipment revenue. We adopted this statement on July 1, 2003, and are applying it on a prospective basis. Our initial adoption of this consensus did not have a material impact on our results of operations, financial position, or cash flows.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which was further revised in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. For variable interest entities created or acquired on or prior to January 31, 2003, we elected to early adopt FIN 46 effective April 1, 2003. We are required to apply the revised provisions of FIN 46 as of January 1, 2004. The application of the revised Interpretation as of January 1, 2004 did not have a material impact on our results of operations, financial position, or cash flows.

      We have significant variable interests in several of our unconsolidated subsidiaries for which we are deemed to be the primary beneficiary. These variable interests typically consist of a combination of any or all of voting equity interests, nonvoting equity interests, loans, and put options that provide the other owners the right to require us to purchase their ownership interest if and when certain events occur. These entities were formed to acquire licenses that were restricted by FCC rules to businesses with limited assets and revenues, and to provide a means through which we could invest in these licenses. To date, the activity of these entities has consisted primarily of acquiring licenses through acquisitions and FCC auctions, and network construction. We previously accounted for these ventures under the equity method of accounting as we do not have voting control, and we have recognized virtually 100 percent of the entities’ operating losses due to our significant variable interests. Our maximum loss exposure related to these entities as of December 31, 2003, was approximately $145 million, which represented the value of the put options that provide the other owners the right to require us to purchase their ownership interest under certain circumstances. As a result of the adoption of FIN 46, we consolidated these entities at their carrying values effective April 1, 2003.

Additionally, we have determined we have a significant variable interest and are deemed to be the primary beneficiary in an entity that holds assets and liabilities associated with synthetic leases. As a result, upon adoption, we consolidated the assets and liabilities associated with two synthetic leases that were previously disclosed as off-balance sheet arrangements. The impact of early adopting FIN 46 to our Consolidated Balance Sheet as of April 1, 2003, was as follows:

				Investments
				in and
	Cash	Property,		advances to		Other	Long-	Deferred	Other
	and cash	plant, and	Licensing	unconsolidated	Other	current	term	income tax	long-term	Minority
	equivalents	equipment	costs	subsidiaries	assets	liabilities	debt	liabilities	liabilities	interest

	(In Millions)
Unconsolidated subsidiaries	$16	$—	$636	$(506)	$(18)	$8	$30	$47	$5	$38
Synthetic leases		63					63

      At adoption, the cumulative effect of change in accounting principle and consolidation of the entities were not material to our results of operations. Effective with the adoption of FIN 46 on April 1, 2003, we removed $239 million of outside basis deferred tax assets, which had full valuation allowances, associated with the unconsolidated subsidiaries for which we are deemed to be the primary beneficiary.

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

      Asset retirement obligations associated with our cell site, switch site, retail, and administrative location operating leases are subject to the provisions of this statement. These lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. Our initial adoption of this statement on January 1, 2003, did not have a material impact on our results of operations, financial position, or cash flows.

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

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes included within “Item 8. Financial Statements and Supplementary Data” of this report and provides information that management believes is material and relevant to an assessment and understanding of our consolidated results of operations for the years ended December 31, 2003, 2002, and 2001, and financial condition as of December 31, 2003 and 2002. As discussed below, we recorded several impairment charges and deferred tax valuation allowances during the years ended December 31, 2003, 2002, and 2001. The comparison of the 2002 results with 2001 was affected by the closing of the TeleCorp PCS, Inc. (TeleCorp) acquisition. On February 15, 2002, we acquired the remaining 77 percent of TeleCorp that we did not previously own by issuing 146 million AT&T Wireless Services common shares and assuming a fair value of $2.5 billion in net debt and $133 million in preferred securities. The results of TeleCorp have been included in our consolidated financial results since that date. The results of our discontinued fixed wireless business are discussed below within “Income (loss) from discontinued operations per share.” As a result of our discontinuation of the fixed wireless business, we operate in a single line of business.

Restructuring Charge

      During 2003, we launched a companywide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and margins. As part of this initiative and in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43,” we recorded business restructuring charges for workforce reductions, including reductions resulting from our plans to consolidate national corporate functions primarily in Redmond, Washington, and northern New Jersey. These charges totaled $88 million, including $31 million recorded during the fourth quarter, related to employee separation costs, and are reflected in the Consolidated Statements of Operations as $83 million in selling, general, and administrative expenses and $5 million in costs of services. As of December 31, 2003, approximately 3,900 employees were expected to be separated in conjunction with these plans, of which approximately 60 percent were exempt employees and 40 percent were nonexempt employees. The majority of the employee separations will be involuntary, although approximately 20 percent of the workforce reductions are anticipated to be the result of employees who decline the opportunity to relocate. Several hundred of those positions will be filled in our consolidated headquarters. The employee separation number is not adjusted for anticipated hiring to fill these positions. Approximately 1,200 employees had left their positions as of December 31, 2003. Additional restructuring charges or adjustments to prior restructuring charges may occur during 2004 as we reevaluate our business plan in light of the pending acquisition by Cingular (see “Merger Announcement” above).

      The following table displays the activity and balances of the restructuring reserve, which is reflected in payroll and benefit-related liabilities on the Consolidated Balance Sheet:

Employee Separation

(In Millions)
Balance at December 31, 2002	$—
Additions	88
Payments	(24)

Balance at December 31, 2003	$64

Impairment Charges

Goodwill and Licensing Costs

      As of December 31, 2003 and 2002, we had goodwill totaling $7,390 million and $7,199 million, respectively, and U.S. licensing costs totaling $14,492 million and $13,949 million, respectively. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition, as well as how they are to be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 required a transitional impairment test using a fair value approach for acquired goodwill and other intangibles deemed to have indefinite lives. Additionally, SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, be tested for impairment annually based upon a fair value approach. Furthermore, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale, or disposition of a significant portion of the business, or other factors. If our market value is less than our book value for an extended period of time, it could trigger the need for impairment tests of acquired goodwill between annual tests. Other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

      In the absence of a current transaction for the sale of our business enterprise, we believe a discounted cash flow (DCF) model, rather than the market price of our common stock, is the best technique with which to estimate the fair value of our business enterprise. As such, we utilized a DCF model to estimate the fair value of our business enterprise for our transitional impairment test as of January 1, 2002 and our annual impairment tests performed during the third quarters of 2002 and 2003. The closing price of our common stock as of the last business day of the month was $5.65, $6.60, $8.21, $8.18, and $7.99 for the quarters ended December 31, 2002, March 31, 2003, June 30, 2003, September 30, 2003, and December 31, 2003, respectively, reflecting market capitalizations that were significantly lower than our fair values as determined using discounted cash flows. If market prices (adjusted for items that may affect the fair value of the reporting unit, such as a control premium) were used to derive the fair value of our business enterprise instead of a DCF model, it could result in a lower fair value of our business enterprise. This lower fair value might result in an impairment charge that might not otherwise result from using a DCF model. While we do not use our market price to determine the fair value of our reporting unit, we expect convergence between our market capitalization and DCF valuation to occur over time. This convergence was evidenced during the first quarter of 2004.

      On January 22, 2004, we announced that our board of directors was exploring strategic alternatives. On February 17, 2004, Cingular and certain of its affiliates and AT&T Wireless Services signed an agreement such that, subject to certain conditions, Cingular would acquire AT&T Wireless Services for approximately $41 billion, which we deem to reflect fair value. The announcement in January, along with the agreement signed in February, constituted triggering events under SFAS No. 142 requiring us to perform impairment tests for both our goodwill and strategic licensing costs. We determined the fair value of our business enterprise based upon the fair value of $41 billion reflected by the agreement. As the business enterprise fair value of $41 billion exceeded our net book value, the first step of the goodwill impairment test was passed and no impairment was recorded. We determined the fair value of our strategic licensing costs, using DCF models that took into consideration our business enterprise fair value. This test resulted in no impairment charges for our strategic licensing costs.

Impairment of Licensing Costs of Consolidated Subsidiaries

      We completed our annual impairment tests for both goodwill and U.S. licensing costs during the third quarters of 2003 and 2002, using methodologies consistent with those applied at the time of the initial adoption of SFAS No. 142 on January 1, 2002. Such testing resulted in no impairment charge to goodwill in the third quarters of 2003 and 2002 as the fair value calculated using a discounted cash flow model was sufficient to pass the first step of the impairment test as defined by SFAS No. 142. FCC licenses that support our U.S. strategic plan, which represent a majority of the licensing costs’ carrying value, were aggregated and valued using a discounted cash flow model. Our nonstrategic U.S. licenses and licenses held by our variable interest entities (see “New Accounting Policies” above) were valued on a license-by-license basis using primarily comparative market transaction data to determine a fair value. These tests resulted in total pretax impairment charges of $83 million and $1,329 million, recorded during the third quarters of 2003 and 2002, respectively, within impairment of licensing costs. The $83 million impairment charge in 2003 included $26 million related to our nonstrategic licenses and $57 million for licenses held by our variable interest entities. We believe that the decline in the fair value of our nonstrategic licenses and licenses held by our variable interest entities during 2003 were reflective of recent comparable licensing transactions that have occurred in the market. The $1,329 million impairment charge in 2002 included $1,283 million related to our strategic licenses and $46 million related to our nonstrategic licenses. We believe that the decline in the fair value of our strategic licenses during 2002 was due principally to uncertainty about industry prospects in light of continuing price competition, slowing subscriber growth, and the continued weakness of the U.S. economy. These impairment charges did not impact any of our debt covenants.

Investments In and Advances to Unconsolidated Subsidiaries

      As of December 31, 2003 and 2002, we had investments in and advances to unconsolidated subsidiaries totaling $1,169 million and $2,225 million, respectively. Virtually all these investments are accounted for under the equity method. We review our significant cost and equity method investments annually during the third quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, to determine whether a decline in the fair value of our investment below its carrying value is deemed to be other than temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments. In the event that the carrying value of an investment exceeds its fair value, we evaluate, among other factors, the duration and extent to which the fair value is less than the carrying value; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. We may record impairment charges in the future if there are further declines in the fair values of our investments, which we deem to be other than temporary.

Impairment of Licensing Costs of Equity Method Unconsolidated Subsidiaries

      We recognized pretax losses of $349 million in the third quarter of 2002 associated with our portion of impairment charges recognized by our equity method unconsolidated subsidiaries as a result of their annual impairment tests of U.S. licensing costs as required by SFAS No. 142. These pretax charges consisted of $240 million, $84 million, and $25 million for our proportionate share of impairments of licensing costs recognized by Cascade Wireless, LLC (Cascade), Alaska Native Wireless, LLC (ANW), and Lewis and Clark Communications, LLC (Lewis and Clark), respectively. These charges are included in net equity earnings (losses) from investments in unconsolidated subsidiaries for the year ended December 31, 2002. Effective with the adoption of FIN 46 (see New Accounting Policies above) in April 2003, these entities were consolidated and therefore, the licenses of these entities are now reviewed in conjunction with our annual review of licensing costs of consolidated subsidiaries.

Impairment Charges of Equity Method Unconsolidated Subsidiaries

      During the third quarter of 2003, we recognized a pretax impairment charge of $62 million within net equity earnings (losses) from investments in unconsolidated subsidiaries associated with our nonstrategic investment in Far EasTone Telecommunications, Ltd (Far EasTone). This impairment charge was recognized due to a decline in the fair value of the investment that management deemed to be other than temporary. See “Investments in and Advances to Unconsolidated Subsidiaries” below for a discussion of the sale of our equity interest in Far EasTone during the fourth quarter of 2003.

      During the third quarter of 2002, we recognized $464 million of pretax impairment charges due to declines in the fair values of several equity method unconsolidated subsidiaries that management deemed to be other than temporary. The majority of the total pretax charge represented impairments of our investments in Rogers Wireless Communications Inc. (Rogers Wireless), EuroTel Praha, spol. s.r.o. (EuroTel Praha), BPL Cellular Ltd. (BPL), and Cascade of $232 million, $185 million, $24 million, and $20 million, respectively. These charges were included in net equity earnings (losses) from investments in unconsolidated subsidiaries for the year ended December 31, 2002. See “Investments in and Advances to Unconsolidated Subsidiaries” below for a discussion of the sales of our equity interests in EuroTel Praha and BPL.

      During the second quarter of 2002, we recognized a $120 million pretax impairment charge in net equity earnings (losses) from investments in unconsolidated subsidiaries associated with our investment in ACC Acquisition LLC, which is the parent company of American Cellular Corporation (ACC). This impairment represented a write-off of our remaining investment balance. The impairment charge was recognized due to a reassessment of the fair value of our investment following ACC’s failure to comply with the total debt leverage ratio covenant contained in ACC’s bank credit facility. See “Investments in and Advances to Unconsolidated Subsidiaries” below for discussion of our withdrawal from ACC during 2003.

      During the fourth quarter of 2001, we recognized $107 million of pretax impairment charges in net equity earnings (losses) from investments in unconsolidated subsidiaries associated with declines in the fair values of our equity method unconsolidated investments in Rogers Wireless and BPL of $63 million and $44 million, respectively, as management deemed these declines to be other than temporary.

Impairment Charges of Cost Method Unconsolidated Subsidiaries

      During the third quarter of 2002, we recognized a $187 million pretax impairment charge related to our cost method investment in Dobson Communications Corporation (Dobson) due to a decline in the fair value of the investment that management deemed to be other than temporary. Of the total pretax charge, $173 million related to our investment in Dobson’s Series AA preferred stock and $14 million to our remaining investment in Dobson’s common stock. Additionally, in the first quarter of 2002, we recorded a pretax impairment charge of $57 million related to our common stock investment in Dobson due to a decline in the quoted market price of Dobson’s common stock that management deemed to be other than temporary. These charges were included in other income (expense) for the year ended December 31, 2002. See “Investments in and Advances to Unconsolidated Subsidiaries” below for a discussion of the transaction involving our investment in Dobson’s Series AA preferred stock and sale of our shares in Dobson common stock during 2003.

Tax Valuation Allowances

      Due to the adoption of SFAS No. 142 effective January 1, 2002, the period of reversal for deferred tax liabilities related to licensing costs and goodwill can no longer be reasonably estimated. As a result, we may not rely on the reversal of deferred tax liabilities associated with licensing costs and goodwill as a means to realize our deferred tax assets, which primarily represent tax net operating losses. Additionally, due to the lack of earnings history as an independent company and impairment charges recognized on our licensing costs and unconsolidated subsidiaries, we cannot rely on forecasts of future earnings as a means to realize our deferred tax assets. During the third quarter of 2002, our deferred tax assets exceeded our deferred tax liabilities, excluding those deferred tax liabilities associated with licensing costs and goodwill. Accordingly, we determined that, pursuant to the provisions of SFAS No. 109, “Accounting For Income Taxes,” deferred tax valuation allowances were required on those deferred tax assets. In 2002, we recorded deferred tax valuation allowances of $970 million. The valuation allowances included $524 million related to deferred tax assets associated with our equity method unconsolidated subsidiaries, which was recorded in net equity earnings (losses) from investments in unconsolidated subsidiaries. The valuation allowances also included $446 million related to our continuing operations, excluding net equity earnings (losses) from investments in unconsolidated subsidiaries, which was recorded in provision for income taxes.

      Effective during the second quarter of 2003, our deferred tax liabilities, excluding those deferred tax liabilities associated with licensing costs and goodwill, exceeded our deferred tax assets. Therefore, we determined that we no longer required a valuation allowance against our deferred tax assets, other than those deferred tax assets associated with actual and potential capital losses, credits, and state NOLs that were deemed more likely than not to expire unused. We continually evaluate the need for deferred tax valuation allowances and may require additional valuation allowances in future periods.

Year Ended December 31, 2003, Compared with the Year Ended December 31, 2002

Operating Metrics

	For the Years Ended
	December 31,

	2003	2002	Change

	(Subscriber numbers
	in thousands)
Net subscriber additions(1)	1,060	1,973	(46.3)%
Consolidated ending subscribers(2)	21,980	20,859	5.4%
Average monthly churn(3)	2.6%	2.6%	—
Average monthly postpaid churn(3)	2.3%	2.4%	(10	b.p.)
Average Revenue per User (ARPU)(4)	$59.80	$60.20	(0.7)%
Cost per Gross Subscriber Addition (CPGA)(5)	$377	$377	—

(1)	Net subscriber additions reflect gross subscriber additions (new customers who activate service) less subscriber deactivations.

(2)	Ending subscribers include customers in the U.S. and Caribbean on post-paid, prepaid, or pay-in-advance rate plans. Additionally, ending subscribers include subscribers that are sold through our resale agreements. A subscriber is counted based upon a Mobile Identification Number (MIN) or a Subscriber Identity Module (SIM) if the subscriber has data-only services (e.g., no voice service). The following table summarizes the activity in our subscriber base during 2003:

(In Thousands)

Ending subscribers as of December 31, 2002	20,859
Net subscriber additions	1,060
Net subscriber impact from market acquisitions (dispositions) and adjustments	61

Ending subscribers as of December 31, 2003	21,980

      As of December 31, 2003, we had 22.0 million consolidated subscribers, an increase of 5.4 percent from December 31, 2002. Total consolidated subscribers reflected our 1,060 thousand net subscriber additions for the year and a net increase of 61 thousand associated with market acquisitions (dispositions) and other subscriber adjustments. Subscriber adjustments during 2003 included the release of the remaining TeleCorp subscriber reserve taken at the time of the TeleCorp acquisition, the removal of certain inactive reseller subscribers as part of our ongoing subscriber reconciliation efforts, and an adjustment for certain migrating subscribers treated as new customers in previous quarters.

(3)	Churn is calculated by dividing the aggregate number of subscribers who cancel service during each month in a period by the total number of subscribers as of the beginning of the month.

(4)	ARPU is used to measure the average monthly services revenue on a per subscriber basis. ARPU is calculated as services revenue generated by subscribers, including both our subscribers’ revenue and the roaming revenues generated from other wireless carriers, divided by our average subscribers for the period. See “Operating Metric Calculations” below for calculations of our ARPU.

(5)	CPGA is used to measure the average cost of adding a new subscriber. CPGA is calculated as our sales and marketing expenses (included within selling, general, and administrative expenses on our Consoli-

dated Statements of Operations) and equipment subsidies (included within costs of equipment sales on our Consolidated Statements of Operations) related to new customer acquisitions, divided by the number of new gross subscribers added in the period. See “Operating Metric Calculations” below for calculations of our CPGA.

	For the Years Ended
	December 31,

	2003	2002	$ Change	% Change

	(In Millions)
REVENUE
Services	$15,659	$14,483	$1,176	8.1%
Equipment	1,036	1,148	(112)	(9.8)%

Total revenue	$16,695	$15,631	$1,064	6.8%

      Services revenue consists primarily of monthly recurring charges, airtime and toll usage charges (domestic and international), roaming charges (domestic and international) billed to both our customers and other wireless service providers, and regulatory fees we pass on to our subscribers. Services revenue is derived primarily from these voice services and also includes increasing revenue from data services. Services revenue also includes revenues not generated from wireless users, which consists primarily of sublease rents, revenues we collect from local exchange carriers for call termination charges, and revenues received from Public Safety Answering Points and the governmental oversight agency for Enhanced 911 Service. Services revenue is recognized based upon minutes of use processed and contracted fees, and is net of credits and adjustments for service discounts. Amounts collected in advance of the service period, primarily related to our prepaid and pay-in-advance customers, are recorded as unearned revenue and are recognized when earned. In certain cases, customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized over the estimated customer relationship period. In order to grow services revenue and maintain current ARPU levels, growth in data and other revenue sources will need to offset the expected continued decline in our average revenue per minute related to our monthly recurring and airtime usage charges. Equipment revenue is generated primarily from the sale of wireless handsets and accessories. We generally subsidize all or a portion of handset sales in connection with longer-term contracts or other promotional offers. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered to and accepted by the customer or distributor, as this is considered to be a separate earnings process from the sale of wireless services. Effective with the adoption of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” in the third quarter of 2003, we changed the way we account for certain wireless service sales with an accompanying handset (see “New Accounting Policies” above for further information regarding this consensus).

      Total revenue grew 6.8 percent to $16,695 million, an increase of $1,064 million, for the year ended December 31, 2003, compared with the prior year.

      Services revenue for the year ended December 31, 2003 was $15,659 million, an increase of $1,176 million, or 8.1 percent, compared with 2002. The increase in services revenue in the current year was driven by growth in the subscriber base, including higher roaming, international, and data revenues and an increase in Universal Service Fund (USF) fees and regulatory program fees passed on to more of our customer base.

      Our ARPU for the year ended December 31, 2003, was $59.80, compared to $60.20 in 2002. The decline in ARPU in the current year reflects a lower average revenue per minute, driven by continued pricing pressures and a shift in the mix of subscribers. Partially offsetting the lower average revenue per minute were higher minutes of use per subscriber and higher average per-user contributions from data revenues, international revenues, USF fees, and regulatory program fees. Average minutes of use per subscriber per month were 541 and 477 for 2003 and 2002, respectively. The increase in the current year is consistent with the recent trend in the growth of wireless minutes, as subscribers continue to shift toward calling plans that include larger buckets of minutes.

      Equipment revenue for the year ended December 31, 2003, was $1,036 million, a decrease of $112 million, or 9.8 percent, compared with 2002. The decline in the current year was due to a decrease in the average revenue per unit sold, partially offset by an increase in units sold.

	For the Years
	Ended
	December 31,

	2003	2002	$ Change	% Change

	(In Millions)
Costs of services	$4,749	$4,558	$191	4.2%
As a percentage of services revenue	30.3%	31.5%

      Costs of services consist primarily of costs to operate and maintain our TDMA and GSM/ GPRS/ EDGE networks, incollect expenses (the roaming costs paid to other wireless providers), and access, interconnection, and toll charges paid to connect our customers’ calls on other carriers’ networks. Additionally, costs of services include the provision for uncollectible receivables, regulatory fees, and non-income-related taxes. Costs of services for the year ended December 31, 2003, were $4,749 million, an increase of $191 million, or 4.2 percent, compared with the year ended December 31, 2002. Nearly all of the growth resulted from increased network-related costs, including manpower-related expenses, lease costs, and maintenance and utilities expenses, associated with a larger number of cell sites to support the increased minutes of use by both existing subscribers and new subscribers. Additionally, costs of services grew due to higher regulatory fees and increased interconnection charges. These increases were offset by a significant decline in incollect expenses due to a decrease in our average roaming cost per minute, which was partially offset by an increase in total incollect minutes of use.

	For the Years
	Ended
	December 31,

	2003	2002	$ Change	% Change

	(In Millions)
Costs of equipment sales	$2,054	$2,274	$(220)	(9.7)%

      Costs of equipment sales include the costs of the handsets and accessories sold to new, as well as existing customers, and the related distribution and shipping costs. Costs of equipment sales for the year ended December 31, 2003 were $2,054 million, a decrease of $220 million, or 9.7 percent, compared with the year ended December 31, 2002. Despite an increase in units sold during 2003, costs of equipment sales decreased as compared with the prior year due to a lower average cost of units sold reflecting the more favorable pricing received on our GSM/ GPRS handsets.

	For the Years
	Ended
	December 31,

	2003	2002	$ Change	% Change

	(In Millions)
Selling, general, and administrative	$5,415	$4,977	$438	8.8%
As a percentage of services revenue	34.6%	34.4%

      Selling, general, and administrative (SG&A) expenses consist primarily of our selling costs to acquire new customers, costs we incur to service our existing customer base, and our general and administrative expense for our information technology group and finance and administration functions. SG&A expenses for the year ended December 31, 2003, were $5,415 million, an increase of $438 million, or 8.8 percent, compared with the year ended December 31, 2002. Approximately one half of this increase resulted from higher customer care costs resulting from growth in the subscriber base and an increase in subscribers on our GSM/ GPRS/ EDGE network. The remaining increase resulted primarily from higher IT-related expenses associated with implementing new back-office support systems and the launch of LNP, and the $83 million in severance-related charges recorded in 2003 related to restructuring initiatives that support our margin improvement efforts (see “Restructuring Charge” above). CPGA was $377 for the year ended December 31, 2003, which was flat with that in the prior year (see “Operating Metric Calculations” below).

	For the Years
	Ended
	December 31,

	2003	2002	$ Change	% Change

	(In Millions)
Depreciation and amortization	$3,181	$2,751	$430	15.6%

      Depreciation and amortization expenses for the year ended December 31, 2003, were $3,181 million, an increase of $430 million, or 15.6 percent, compared with the year ended December 31, 2002. The majority of this increase reflects higher depreciation expense associated with the growth in our depreciable asset base. Also contributing to approximately $111 million of the increase in 2003 is the acceleration of depreciation on wireless communications equipment related to our second generation, or TDMA network, in certain markets. This incremental depreciation resulted from a more aggressive migration from our TDMA network to our next generation, GSM/ GPRS/ EDGE network, than originally planned in these certain markets. We are continuously reviewing the appropriateness of our useful lives related to our TDMA equipment in relation to our migration strategy. Capital expenditures, including capital additions related to internal-use software, were $3,077 million and $5,127 million for the years ended December 31, 2003 and 2002, respectively.

	For the Years
	Ended
	December 31,

	2003	2002	$ Change	% Change

	(In Millions)
Impairment of licensing costs	$83	$1,329	$(1,246)	(93.7)%

      Impairment of licensing costs of $83 million and $1,329 million resulting from our annual assessments required by SFAS No. 142, were recorded in the years ended December 31, 2003 and 2002, respectively. Specifically, SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the goodwill and licensing costs with their carrying amounts. We completed our assessment during the third quarter of 2003 and 2002 using methodologies consistent with those applied during the initial adoption of SFAS No. 142 on January 1, 2002. There were no impairment charges required for goodwill in either year. See “Impairment Charges” above for further information regarding these impairment charges.

	For the Years
	Ended
	December 31,

	2003	2002	$ Change	% Change

	(In Millions)
Interest income	$48	$74	$(26)	(35.1)%
Net gains on sale/exchange of assets, businesses, and cost method unconsolidated subsidiaries	46	42	4	9.5%
Minority interests in consolidated subsidiaries	(8)	(2)	(6)	(300.0)%
Losses from impairments of cost method unconsolidated subsidiaries	—	(245)	245	100.0%
Losses on early extinguishments of debt	(55)	(20)	(35)	175.0%
Miscellaneous, net	1	28	(27)	(96.4)%

Total other income (expense)	$32	$(123)	$155	126.1%

      Other income (expense) was income of $32 million and expense of $123 million for the years ended December 31, 2003 and 2002, respectively. Other income (expense) for 2003 primarily consisted of a $39 million pretax gain associated with an exchange transaction with a subsidiary of Dobson (see “Investments In and Advances to Unconsolidated Subsidiaries” below), a $35 million pretax gain on the sale of

Dobson common stock (see “Investments In and Advances to Unconsolidated Subsidiaries” below), and interest income, partially offset by $55 million of pretax losses on early extinguishments of TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes during 2003 (see “Net Cash (Used In) Provided by Financing Activities of Continuing Operations” below for further information regarding these debt repurchases) and $13 million in net pretax losses recorded in connection with an exchange transaction with U.S. Cellular Corporation. Other income (expense) for 2002 primarily included a $244 million pretax impairment loss recognized for investments in Dobson common and preferred stock for which the declines in fair value were deemed to be other than temporary, partially offset by the interest income and a $38 million pretax gain on the sale of licenses to Triton PCS, Inc.

	?For the Years
	Ended
	December 31,

	2003	2002	$ Change	% Change

	(In Millions)
Interest expense	$789	$669	$120	18.0%

      Interest expense, net of amounts capitalized, consists primarily of interest on our Senior Notes and interest on the TeleCorp Wireless, Inc. and Tritel PCS, Inc. Senior Subordinated Notes that we assumed in conjunction with our acquisition of TeleCorp. Interest expense for the year ended December 31, 2003, was $789 million, an increase of $120 million, or 18.0 percent, compared with the year ended December 31, 2002. Approximately one half of the increase in 2003 resulted from a full year of interest on the $3.0 billion Senior Notes offering that occurred in April 2002. An additional one quarter of the increase in 2003 reflected lower capitalized interest due to lower capital expenditures than in the prior year. The remaining increase resulted from the adoption of SFAS No. 150 in the third quarter of 2003, which required us to reclassify the accretion expense associated with our mandatorily redeemable preferred stock to interest expense (see “New Accounting Policies” above). These increases were partially offset by lower interest expense on the TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes due to our debt repurchases during the second half of 2003 (see “Net Cash (Used In) Provided by Financing Activities of Continuing Operations” below for further information regarding these debt repurchases).

	?For the Years
	Ended
	December 31,

	2003	2002	$ Change	% Change

	(In Millions)
Provision for income taxes	$112	$55	$57	105.8%

      Provision for income taxes was $112 million for the year ended December 31, 2003, compared to $55 million for the year ended December 31, 2002. Our 2003 annual effective tax rate was 24.7 percent, which is lower than our statutory rate mainly due to the reversal of certain valuation allowances recorded during 2003. The provision in 2002 reflected deferred tax liabilities generated by temporary differences resulting from tax amortization of deductible goodwill and licensing costs, as well as certain state taxes. The 2002 gross tax benefit generated by our losses from continuing operations, excluding net equity earnings (losses) from investments in unconsolidated subsidiaries, was offset by $446 million of deferred tax valuation allowances which we recorded, pursuant to SFAS No. 109, “Accounting for Income Taxes,” due to the uncertainty of the realization of the deferred tax assets in future periods. We no longer required a full valuation allowance on our deferred tax assets effective during the second quarter of 2003.

	?For the Years
	Ended
	December 31,

	2003	2002	$ Change	%Change

	(In Millions)
Net equity earnings (losses) from investments in unconsolidated subsidiaries, net of tax	$98	$(1,100)	$1,198	108.9%

      We recognized net equity earnings from investments in unconsolidated subsidiaries of $98 million, including a tax provision of $130 million, for the year ended December 31, 2003, compared with net equity losses of $1,100 million, including a tax provision of $12 million, during the year ended December 31, 2002. Net equity earnings from investments in unconsolidated subsidiaries in 2003 included an $80 million pretax net gain on the sale of EuroTel Praha and a $56 million pretax gain on the unwind of the Pinnacle Cellular Limited Partnership (Pinnacle) (see “Investments in and Advances to Unconsolidated Subsidiaries” below for further information on these transactions). Additionally, 2003 included a $62 million pretax impairment loss of our investment in Far EasTone, which was recorded during the third quarter of 2003 (see “Impairment Charges” above). Net equity losses in 2002 included pretax impairment charges (including impairment charges recognized by our affiliates associated with their impairment reviews under SFAS No. 142) totaling $939 million (see “Impairment Charges” above) and a charge totaling $108 million, which resulted from amending our venture agreement with ANW. Additionally, net equity losses from investments in unconsolidated subsidiaries during 2002 included $13 million of losses related to TeleCorp, which we began consolidating effective February 2002, $76 million in losses related to variable interest entities for which we are deemed to be the primary beneficiary and which we began consolidating during 2003, and $60 million of losses for investments in which our cumulative losses in those entities more than exceeded our carrying value, and for which we, therefore, are no longer required to recognize any losses. Also contributing to the improvement in 2003 versus the prior year were higher equity earnings associated with certain international investments.

      The income tax provision related to net equity earnings in 2003 is higher than our statutory rate due primarily to increased valuation requirements for deferred tax assets associated with actual and potential capital losses that were deemed more likely than not to expire unused. Due to our cumulative losses and the need for a full valuation requirement, we did not record any tax benefits associated with the net equity losses recorded during 2002.

Income (loss) per basic and diluted share:

	For the Years
	Ended
	December 31,

	2003	2002	$ Change

Income (loss) from continuing operations available to common shareholders	$0.16	$(0.82)	$0.98
Income from discontinued operations	—	0.01	(0.01)
Cumulative effect of change in accounting principle	—	(0.06)	0.06

Net income (loss) available to common shareholders	$0.16	$(0.87)	$1.03

      Income (loss) from continuing operations available to common shareholders per share was income of $0.16 and a loss of $0.82 for the years ended December 31, 2003 and 2002, respectively. The increased income per share in 2003 was attributable primarily to the larger SFAS No. 142 licensing costs and investment-related impairment charges, as well as the deferred tax valuation allowances, recorded during 2002.

      Net income (loss) available to common shareholders was income of $429 million compared to a loss of $2,342 million for the years ended December 31, 2003 and 2002, respectively. Net income (loss) available to common shareholders per share was income of $0.16 and a loss of $0.87 for the years ended December 31, 2003 and 2002, respectively. The improvement in net income (loss) available to common shareholders per share in 2003 was attributable to the higher income from continuing operations during 2003 and the cumulative effect of change in accounting principle recorded with the adoption of SFAS No. 142 on January 1, 2002.

Year Ended December 31, 2002, Compared with the Year Ended December 31, 2001

Operating Metrics

(Subscriber Numbers In Thousands)

	For the Years Ended
	December 31,

	2002	2001	Change

Net subscriber additions	1,973	2,928	(32.6)%
Consolidated ending subscribers	20,859	18,047	15.6%
Average monthly churn	2.6%	2.9%	(30 b.p. )
Average monthly postpaid churn	2.4%	2.6%	(20 b.p. )
Average Revenue per User (ARPU)	$60.20	$62.60	(3.8)%
Cost per Gross Subscriber Addition (CPGA)	$377	$334	12.9%

      The following table summarizes the activity in our subscriber base during 2002:

(In Thousands)

Ending subscribers as of December 31, 2001.	18,047
Net subscriber additions	1,973
Net subscriber impact from market acquisitions (dispositions) and adjustments	839

Ending subscribers as of December 31, 2002.	20,859

      As of December 31, 2002, we had 20.9 million consolidated subscribers, including subscribers acquired with TeleCorp, an increase of 15.6 percent compared with December 31, 2001. Prepaid subscribers as of December 31, 2002, remained a mid-single-digit percentage of the total consolidated subscriber base, similar to December 31, 2001.

      Net consolidated wireless subscriber additions during the year ended December 31, 2002, totaled 1,973 thousand, representing a decrease of 32.6 percent over 2001. The slower growth in our net subscriber additions for the year ended December 31, 2002, was attributed to decreased net additions from our reseller channel, primarily related to WorldCom’s exit from the reseller business, a shorter retail holiday season, and a continued weak economy, as well as a decrease in our prepaid net subscriber additions.

      Our churn rate for the year ended December 31, 2002, was 2.6 percent, down from 2.9 percent in 2001. The churn rate related to our postpaid customers of 2.4 percent for the year ended December 31, 2002, also improved from our 2001 postpaid churn of 2.6 percent. The improvement to both our overall and postpaid churn versus 2001, despite the negative impact to us from WorldCom, was largely the result of companywide initiatives, including customer retention programs.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In Millions)
REVENUE
Services	$14,483	$12,532	$1,951	15.6%
Equipment	1,148	1,078	70	6.5%

Total revenue	$15,631	$13,610	$2,021	14.8%

      Total revenue grew 14.8 percent to $15,631 million, an increase of $2,021 million, in the year ended December 31, 2002, compared with 2001. Approximately one third of this increase resulted from revenue associated with TeleCorp subsequent to its acquisition on February 15, 2002.

      Services revenue for the year ended December 31, 2002, grew to $14,483 million, an increase of $1,951 million, or 15.6 percent, compared with 2001. Services revenue increased due to growth in the subscriber base, including the impact of subscribers acquired with the TeleCorp acquisition, which more than offset the effect of a decline in ARPU.

      Our ARPU for the year ended December 31, 2002, was $60.20, a decrease of 3.8 percent compared with 2001. Our ARPU decline versus 2001 reflected continuing competitive pricing and our success in attracting a broader base of new customers and assisting existing customers in moving to more optimal calling plans based on their needs. Despite this decline in ARPU, average minutes of use per subscriber increased for the year ended December 31, 2002, compared with 2001. Average minutes of use per subscriber per month were 477 and 382 for 2002 and 2001, respectively. The growth in 2002 was generally due to subscribers continuing to shift toward calling plans with higher buckets of minutes, including roaming minutes.

      Equipment revenue for the year ended December 31, 2002, was $1,148 million, an increase of $70 million, or 6.5 percent, compared with 2001. Equipment revenue for 2002 increased from 2001 primarily due to a higher volume of handset and accessory sales, as well as additional equipment revenues associated with our acquisition of TeleCorp.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In Millions)
Costs of services	$4,558	$3,991	$567	14.2%
As a percentage of services revenue	31.5%	31.8%

      Costs of services for the year ended December 31, 2002, were $4,558 million, an increase of $567 million, or 14.2 percent, compared with the year ended December 31, 2001. Approximately one half of the increase resulted from higher costs required to operate and maintain our networks. The other approximate one half of the increase was attributable to our subscribers’ increased minutes of use, which resulted in an increase in the access, toll, and interconnection charges paid to connect calls on other carriers’ networks. Both the increased network costs and the higher minutes of use resulted from growth in our subscriber base, including those subscribers added with the acquisition of TeleCorp. These increases over 2001 were partially offset by a decline in incollect expenses due to a lower average incollect rate per minute we pay to other carriers reduced to some extent by higher incollect minutes of use.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In Millions)
Costs of equipment sales	$2,274	$2,037	$237	11.7%

      Costs of equipment sales for the year ended December 31, 2002, were $2,274 million, an increase of $237 million, or 11.7 percent, compared with the year ended December 31, 2001. The increase in costs of equipment sales in 2002, as compared with 2001, resulted from an increase in the volume of handsets sold, additional equipment costs associated with our acquisition of TeleCorp, and increased subsidies of handsets associated with new subscriber additions and retention efforts to maintain our existing subscriber base.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In Millions)
Selling, general, and administrative	$4,977	$4,482	$495	11.0%
As a percentage of services revenue	34.4%	35.8%

      Selling, general, and administrative (SG&A) expenses for the year ended December 31, 2002, were $4,977 million, an increase of $495 million, or 11.0 percent, compared with 2001. Over one half of the increase in SG&A costs in 2002 resulted from increased customer care, subscriber billing, and other general and administrative expenses to support growth in the subscriber base. The remaining increase was primarily due to higher subscriber acquisition costs, primarily related to higher sales commission rates. Partially offsetting these increases was a slight decline in advertising and promotion expenses in 2002, as compared with 2001. CPGA was $377 for the year ended December 31, 2002, a 12.9 percent increase compared with the year ended December 31, 2001 (see “Operating Metric Calculations” below). The increase in CPGA compared with 2001 was attributable to higher variable costs including our equipment subsidies and sales commission rates; the inclusion of TeleCorp’s acquisition costs, which has a higher cost structure; WorldCom’s exit from the wireless reseller business, which eliminated our lowest cost acquisition channel; and higher fixed costs, including our employee- and retail store-related costs.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In Millions)
Depreciation and amortization	$2,751	$2,502	$249	9.9%

      Depreciation and amortization expenses for the year ended December 31, 2002, were $2,751 million, an increase of $249 million, or 9.9 percent, compared with the year ended December 31, 2001. The increase in depreciation and amortization expenses resulted primarily from growth in our depreciable asset base from capital expenditures associated with the build-out of our next-generation (GSM/ GPRS) network and expansion of our TDMA network, and from equipment acquired with the TeleCorp acquisition. Increased amortization expenses associated with higher levels of capitalized software also contributed to the increase over 2001. Capital expenditures, including capital additions related to internal-use software, were $5,127 million and $5,356 million for the years ended December 31, 2002 and 2001, respectively. Partially offsetting the increases in depreciation expense in 2002 was a reduction in amortization expense associated with our adoption of SFAS No. 142. As a result of the adoption of this statement, effective January 1, 2002, we no longer amortize goodwill and other indefinite-lived intangible assets, including U.S. licensing costs. Amortization of goodwill and licensing costs for the year ended December 31, 2001, was $513 million.

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

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In Millions)
Interest income	$74	$278	$(204)	(73.4)%
Net gains on sale/exchange of assets, businesses, and cost method unconsolidated subsidiaries	42	—	42	100.0%
Net revaluation of securities	—	73	(73)	(100.0)%
Minority interests in consolidated subsidiaries	(2)	24	(26)	(108.3)%
Losses from impairments of cost method unconsolidated subsidiaries	(245)	(20)	(225)	n/m
Losses on early extinguishments of debt	(20)	—	(20)	(100.0)%
Miscellaneous, net	28	19	9	47.4%

Total other (expense) income	$(123)	$374	$(497)	(132.9)%

      Other income (expense) was expense of $123 million and income of $374 million for the years ended December 31, 2002 and 2001, respectively. Other income (expense) for 2002 consisted primarily of other expenses of $244 million in total pretax impairment charges related to our investments in Dobson preferred and common stock and $20 million of pretax losses associated with the early extinguishment of debt. Partially offsetting these expenses was interest income of $74 million earned during 2002, as well as a $38 million pretax gain on the sale of licenses to Triton PCS, Inc. recognized in the fourth quarter of 2002. Other income (expense) for 2001 consisted primarily of $278 million of interest income mainly related to the NTT DoCoMo, Inc. (DoCoMo) proceeds that we loaned back to our former parent, AT&T. Other income (expense) for 2001 also included $73 million of income from mark-to-market adjustments related to fair value adjustments associated with warrants held by DoCoMo to purchase our common stock that previously were required to be adjusted to fair value.

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

      Provision for income taxes was $55 million for the year ended December 31, 2002, compared to $311 million in 2001. The tax benefits generated by our losses from continuing operations, excluding net equity earnings (losses) from investments in unconsolidated subsidiaries, during 2002 were offset by $446 million of deferred tax valuation allowances (see “Tax Valuation Allowances” above).

      The 2001 annual effective income tax rate for continuing operations, excluding net equity earnings (losses) from investments in unconsolidated subsidiaries, was 53.0 percent, and was primarily impacted by the amortization of nondeductible goodwill, reserve adjustments associated with the split-off, and fair value adjustments associated with the common stock warrants held by DoCoMo.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In Millions)
Net equity earnings (losses) from investments in unconsolidated subsidiaries, net of tax	$(1,100)	$(75)	$(1,025)	n/m

      We incurred net equity losses from investments in unconsolidated subsidiaries of $1,100 million for the year ended December 31, 2002, which included a tax provision of $12 million, compared to net equity losses of $75 million for the year ended December 31, 2001, which included a tax provision of $13 million. For the year ended December 31, 2002, net equity losses from investments in unconsolidated subsidiaries included impairment charges (including impairment charges recognized by our affiliates associated with their impairment reviews under SFAS No. 142) totaling $939 million (see “Impairment Charges” above) and a charge of $108 million resulting from amending our venture agreement with ANW. Additionally, net equity losses from investments in unconsolidated subsidiaries included $13 million of losses related to TeleCorp, which we began consolidating effective February 2002, $76 million in losses related to variable interest entities for which we are deemed to be the primary beneficiary and as a result began consolidating during 2003, and $60 million of losses for investments in which our cumulative losses in those entities more than exceeded our carrying value, and as such, we no longer are required to recognize any losses.

      The impairment charges included $584 million of charges, which were primarily associated with the write-down of our equity method unconsolidated subsidiaries in Rogers Wireless, EuroTel Praha, ACC Acquisition LLC (the parent company of ACC), BPL, and Cascade of $232 million, $185 million, $120 million, $24 million, and $20 million, respectively. These impairments were recorded as declines in the fair values of these investments during 2002 were deemed to be other than temporary. Additionally, we recognized losses of $349 million in the third quarter of 2002 associated with our portion of impairment charges recognized by our equity method unconsolidated subsidiaries as a result of their annual impairment tests of other indefinite-lived intangible assets as required by SFAS No. 142. Of this total charge, $240 million, $84 million, and $25 million represented impairments of licensing costs recognized by Cascade, ANW, and Lewis and Clark, respectively. The $108 million charge associated with amending our venture agreement with ANW reflects the difference between amounts previously accrued for our potential obligation to acquire the other owners’ interests under the original terms of the venture agreement and our obligation as a result of this amendment. Due to our cumulative losses, we did not record any tax benefits associated with these charges.

      Net equity losses from investments in unconsolidated subsidiaries for the year ended December 31, 2001, included pretax impairment charges of $107 million associated with declines in the fair values of our equity method unconsolidated investments in Rogers Wireless and BPL, as well as a pretax gain of $462 million on the sale of Japan Telecom in April 2001. Excluding the impacts of the gain on the sale of Japan Telecom, the charge associated with the amendment of the ANW agreement, and the impairment charges, net equity earnings (losses) from investments in unconsolidated subsidiaries improved $254 million for 2002 as compared with 2001. This improvement primarily resulted from our consolidation of TeleCorp in 2002, in addition to our no longer recording equity losses related to three of our investments as our cumulative losses recognized has exceeded our carrying value.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In Millions)
Loss from operations of discontinued business (net of tax benefit of $(169))	$—	$(273)	$273	100.0%
Gain (loss) on disposal of discontinued business (net of tax provision (benefit) of $29 and $(504))	$47	$(814)	$861	105.8%

      We recognized income from discontinued operations, net of tax, of $47 million for the year ended December 31, 2002, compared to a loss from discontinued operations of $1,087 million in 2001. The income recorded during 2002 consisted of adjustments to the recoverability of assets and accruals related to costs to exit the fixed wireless business. The losses from discontinued operations for 2001 represented the loss on disposal of the fixed wireless business as well as operational losses associated with the fixed wireless business prior to its write-down. The disposition of the fixed wireless business was completed during 2002.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change	% Change

	(In Millions)
Cumulative effect of change in accounting principle (net of tax benefit of $103)	$(166)	$—	$(166)	(100.0)%

      Cumulative effect of change in accounting principle, net of tax, was a loss of $166 million during the year ended December 31, 2002, and related to our proportionate share of impairment charges recorded by our equity method unconsolidated subsidiaries upon their adoption of SFAS No. 142 effective January 1, 2002. Of the total 2002 after-tax charge, $72 million and $7 million represented our proportionate share of impairments recognized by TeleCorp of its licensing costs and goodwill, respectively. The remaining $87 million represented our proportionate share of an impairment of licensing costs recognized by ACC.

	For the Years
	Ended
	December 31,

	2002	2001	$ Change

Income (loss) per basic and diluted share:
Income (loss) from continuing operations available to common shareholders	$(0.82)	$0.05	$(0.87)
Income (loss) from discontinued operations	0.01	(0.43)	0.44
Cumulative effect of change in accounting principle	(0.06)	—	(0.06)

Net income (loss) available to common shareholders	$(0.87)	$(0.38)	$(0.49)

      Income (loss) from continuing operations available to common shareholders per share was a loss of $0.82 for the year ended December 31, 2002, compared with income of $0.05 for 2001. The increased loss per share was primarily attributable to the per-share impact of the impairment charges and deferred tax valuation allowances recorded during 2002. Additionally, income from continuing operations available to common shareholders in 2001 included a pretax gain of $462 million associated with the sale of our equity interest in Japan Telecom.

      Income (loss) from discontinued operations per share was income of $0.01 for the year ended December 31, 2002, compared with a loss of $0.43 for 2001. In December 2001, we finalized plans and received approval from our board of directors to exit the fixed wireless business. This decision resulted in a pretax charge of $1.3 billion during the fourth quarter of 2001, reflecting a write-down of assets and the impact of phased exit charges. We completed the disposal of the fixed wireless business during 2002. During 2002, we recorded after-tax gains on disposal of the fixed wireless business totaling $47 million. The gains consisted of adjustments to the recoverability of assets and accruals associated with exit costs from the fixed wireless business and are reflected within income from discontinued operations.

      Cumulative effect of change in accounting principle per share was a loss of $0.06 for the year ended December 31, 2002, compared with zero for 2001.

      Net income (loss) available to common shareholders was a loss of $2,342 million for the year ended December 31, 2002, compared with a loss of $963 million for the year ended December 31, 2001. Net income (loss) available to common shareholders per share was a loss of $0.87 for the year ended December 31, 2002, compared with a loss of $0.38 for the year ended December 31, 2001. The increased loss per share was primarily attributable to the per-share impact of the impairment charges and deferred tax valuation allowances recorded during 2002 and the pretax gain of $462 million associated with the sale of our equity interest in Japan Telecom in 2001. Partially offsetting this impact was the effect of the loss recorded on the discontinuation of the fixed wireless business during 2001.

OIBDA Discussion

      OIBDA is defined as operating income (loss) before depreciation and amortization. OIBDA margin is calculated as OIBDA divided by services revenue. OIBDA and OIBDA margin are non-GAAP financial measures. They differ from operating income (loss), as calculated in accordance with GAAP in that they exclude depreciation and amortization, and differ from net income (loss) as calculated in accordance with GAAP in that they exclude (i) depreciation and amortization, (ii) other income (expense), (iii) interest expense, (iv) provision for income taxes, (v) net equity earnings (losses) from investments in unconsolidated subsidiaries, (vi) income (loss) from discontinued operations, and (vii) cumulative effect of change in accounting principle. We believe OIBDA and OIBDA margin to be relevant and useful information to our investors as these measures are an integral part of our internal management reporting and planning process and are the primary measures used by our management to evaluate the operating performance of our consolidated operations. They are used by management as a measurement of our success in acquiring, retaining, and servicing customers because we believe these measures reflect our ability to generate and grow subscriber revenues while providing a high level of customer service in a cost-effective manner. Management also uses these measures as a method of comparing our performance with that of many of our competitors. The components of OIBDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance. Additionally, our $2.5 billion credit facility (under which no amounts are currently outstanding) requires us to maintain certain financial ratios, including a specified ratio of net-debt-to-operating income before depreciation and amortization expenses and impairment charges. Lastly, we use OIBDA for planning purposes, and in presentations to our board of directors, and we use multiples of current or projected OIBDA in our discounted cash flow models to determine the value of our licensing costs and our overall enterprise valuation.

      OIBDA excludes other income (expense) and net equity earnings (losses) from investments in our unconsolidated subsidiaries, as these do not reflect the operating results of our subscriber base and our national footprint that we utilize to obtain and service our subscribers. Net equity earnings (losses) from investments in unconsolidated subsidiaries represent our proportionate share of the net income (loss) of equity investments in which we exercise significant influence, but do not control. As we do not control these entities, our management excludes these results when evaluating the performance of our primary operations. Although excluded, net equity earnings (losses) from investments in unconsolidated subsidiaries may include results that are material to our overall net income (loss). During 2002, net equity earnings (losses) from investments in unconsolidated subsidiaries included $939 million representing our proportionate share of impairment charges recognized by these entities, as well as impairment charges that we recorded as the decline in fair value of several investments was deemed to be other than temporary. We may record impairment charges in the future if there are further declines in the fair values of our investments, which we deem to be other than temporary. OIBDA also excludes interest expense and the provision for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structures. Finally, OIBDA excludes depreciation and amortization expenses, in order to eliminate the impact of capital investments, which management believes is better evaluated through its effect on free cash flow (see “Free Cash Flow Discussion” within “Liquidity and Capital Resources” below).

      We believe OIBDA as a percentage of services revenue to be a more relevant measure of our operating margin than OIBDA as a percentage of total revenue. We generally subsidize a portion of our handset sales, all of which is recognized in the period in which we sell the handset. This results in a disproportionate impact on our margin in that period. Management views this equipment subsidy as a cost to acquire or retain a subscriber, which is recovered through the ongoing services revenue that is generated by the subscriber. We also use services revenue to calculate margin to facilitate comparison, both internally and externally, with our competitors, as they calculate their margins using services revenue as well.

      There are material limitations to using measures such as OIBDA and OIBDA margin, including the difficulty associated with comparing these performance measures as we calculate them to similar performance measures presented by other companies, and the fact that these performance measures do not take into account certain significant items, including depreciation and amortization, interest, and tax expense and net equity earnings (losses) from investments in unconsolidated subsidiaries, that directly affect our net income or loss. Management compensates for these limitations by carefully analyzing how our competitors present performance measures that are similar in nature to OIBDA as we present it, and considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss) as calculated in accordance with GAAP. OIBDA and OIBDA margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. OIBDA and OIBDA margin, as we have defined them, may not be comparable to similarly titled measures reported by other companies.

Reconciliation of OIBDA to Consolidated Net Income (Loss)

      The following table summarizes the reconciliation of OIBDA to consolidated net income (loss):

	For the Years Ended December 31,

	2003	2002	2001

	(In Millions)
OIBDA	$4,394	$2,493	$3,100
Depreciation and amortization	(3,181)	(2,751)	(2,502)
Other income (expense)	32	(123)	374
Interest expense	(789)	(669)	(386)
Provision for income taxes	(112)	(55)	(311)
Net equity earnings (losses) from investments in unconsolidated subsidiaries	98	(1,100)	(75)
Income (loss) from discontinued operations	—	47	(1,087)
Cumulative effect of change in accounting principle	—	(166)	—

Net income (loss)	$442	$(2,324)	$(887)

OIBDA for the Year Ended December 31, 2003, Compared with the Year Ended December 31, 2002

      OIBDA for the year ended December 31, 2003, was $4,394 million, compared with $2,493 million for the year ended December 31, 2002. The increase in OIBDA in 2003 was due primarily to the larger SFAS No. 142 charges recorded during 2002. OIBDA for 2002 included $1,329 million in licensing cost impairment charges versus $83 million in the current year (see “Impairment Charges” above). Also contributing to the OIBDA growth in 2003 was increased services revenue, lower net costs of equipment sales, and lower incollect expenses. These improvements were partially offset by increased network-related costs, higher customer care and IT-related expenses, and $88 million in restructuring charges (see “Restructuring Charge” above).

OIBDA for the Year Ended December 31, 2002, Compared with the Year Ended December 31, 2001

      OIBDA for the year ended December 31, 2002, was $2,493 million, compared with $3,100 million for the year ended December 31, 2001. OIBDA for 2002 included a $1,329 million pretax impairment of licensing costs. Excluding the impact of the impairment charge, the growth in OIBDA as compared with 2001 was due primarily to growth in services revenue, reductions in incollect expenses and the provision for uncollectible receivables, and a lower rate of expense growth related to sales and marketing expenses. These improvements were partially offset by increased network costs.

Reconciliation of OIBDA Margin to Consolidated Net Income (Loss) as a Percentage of Services Revenue

      The following table summarizes the reconciliation of OIBDA margin to consolidated net income (loss) as a percentage of services revenue:

	For the Years Ended
	December 31,

	2003	2002	2001

	(All items shown as a
	percentage of services revenue)
OIBDA margin	28.1%	17.2%	24.7%
Depreciation and amortization	(20.3)%	(19.0)%	(19.9)%
Other income (expense)	0.2%	(0.8)%	3.0%
Interest expense	(5.0)%	(4.6)%	(3.1)%
Provision for income taxes	(0.8)%	(0.4)%	(2.5)%
Net equity earnings (losses) from investments in unconsolidated subsidiaries	0.6%	(7.6)%	(0.6)%
Income (loss) from discontinued operations	—%	0.3%	(8.7)%
Cumulative effect of change in accounting principle	—%	(1.1)%	—%

Net income (loss)	2.8%	(16.0)%	(7.1)%

OIBDA Margin for the Year Ended December 31, 2003, Compared with the Year Ended December 31, 2002

      OIBDA margin was 28.1 percent for the year ended December 31, 2003, compared with 17.2 percent for the year ended December 31, 2002. The OIBDA margin improvement in 2003 was due primarily to the larger SFAS No. 142 impairment charges recorded during 2002 (discussed above) as a percentage of services revenue.

OIBDA Margin for the Year Ended December 31, 2002, Compared with the Year Ended December 31, 2001

      OIBDA margin was 17.2 percent for the year ended December 31, 2002, compared with 24.7 percent for the year ended December 31, 2001. OIBDA margin for 2002 was negatively impacted by a $1,329 million impairment of licensing costs. Excluding the impact of the impairment charge, OIBDA margin increased in 2002 compared to 2001 due to reductions in incollect and sales and marketing expenses, as well as the provision for uncollectible receivables as a percentage of services revenue. Partially offsetting these improvements were increased network costs as a percentage of services revenue.

Operating Metric Calculations

The following table summarizes our calculation of CPGA and ARPU:

	For the Years Ended December 31,

	2003	2002	2001

	(In Millions, Except CPGA and
	ARPU)
CPGA:
Equipment revenue	$1,036	$1,148	$1,078
Less: Costs of equipment sales	2,054	2,274	2,037

Handset and accessory subsidy costs	$1,018	$1,126	$959
Selling, general, and administrative costs	$5,415	$4,977	$4,482
Less: General and administrative costs	1,846	1,730	1,486

Sales and marketing costs	$3,569	$3,247	$2,996
Handset and accessory subsidy costs and Sales and marketing costs	$4,587	$4,373	$3,955
Less: Costs unrelated to initial customer acquisitions	1,624	1,320	1,072

Customer acquisition costs	$2,963	$3,053	$2,883
Cost per gross subscriber addition (CPGA)	$377	$377	$334

ARPU:
Services revenue	$15,659	$14,483	$12,532
Less: Revenue not generated by wireless subscribers	170	152	157

Services revenue used to calculate ARPU	$15,489	$14,331	$12,375
Average revenue per user per month (ARPU)	$59.80	$60.20	$62.60

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2003, we had cash and short-term investments totaling $4.5 billion. Provisions of our TeleCorp Wireless, Inc. and Tritel PCS, Inc. Senior Subordinated Notes limit the use of cash and cash equivalents of each subsidiary to the operations of the subsidiary. At December 31, 2003, cash and cash equivalents included a combined $79 million of cash and cash equivalents that were held by TeleCorp Wireless, Inc. and Tritel PCS, Inc. We expect to fund our capital requirements for at least the next 12 months by using existing cash balances and short-term investments; cash generated from operations; and if necessary, by accessing external sources of capital including the issuance of commercial paper, public equity or debt securities, or by drawing on our committed receivables securitization program and credit facilities. As of December 31, 2003, we had access to $8.6 billion, including our cash balances, short-term investments, and committed, untapped sources of liquidity. We may also generate cash from the sale of nonstrategic investments or excess spectrum. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth.

Cash Flow Analysis

Cash Flows for the Year Ended December 31, 2003, Compared with the Year Ended December 31, 2002

	For the Years Ended December 31,

	2003	2002	$ Change	% Change

	(In Millions)
Net Cash Flows:
Provided by operating activities of continuing operations	$4,559	$2,975	$1,584	53.2%
Used in investing activities of continuing operations	(2,302)	(5,729)	3,427	59.8%
(Used in) provided by financing activities of continuing operations	(287)	1,763	(2,050)	(116.3)%
Used in discontinued operations	—	(8)	8	100.0%
Net increase in cash due to adoption of FIN 46.	16	—	16	100.0%

Net Cash Provided by Operating Activities of Continuing Operations

      Net cash provided by operating activities of continuing operations for the year ended December 31, 2003, was $4,559 million, compared with $2,975 million for the year ended December 31, 2002. The increase in net cash provided by operating activities from continuing operations was due primarily to higher operating income, excluding depreciation and amortization expenses and the impairment of licensing costs; the $511 million in proceeds received from the 2002 net operating loss (NOL) carryback as discussed below; the $245 million in proceeds received from the termination of our interest rate swap agreements relating to the long-term portion of our hedged debt; and a higher source of cash from working capital. In 2004, we will continue our focus on working capital management, including maintaining tight credit standards and increased collection efforts related to our accounts receivables; maintaining appropriate inventory models and levels of inventory in our retail stores and warehouses; and improving days payable outstanding through working with our vendors on payment terms.

      For the year ended December 31, 2002, we generated a NOL of $2.8 billion, of which $1.5 billion was carried back during the second quarter of 2003 for a refund of taxes paid by AT&T totaling $536 million. Prior to the filing of the refund claim, our deferred tax liabilities, excluding those deferred tax liabilities associated with licensing costs and goodwill, exceeded our deferred tax assets. As such, we determined that we no longer required a valuation allowance against our deferred tax assets, other than those deferred tax assets associated with actual and potential capital losses, credits, and state NOLs that were deemed more likely than not to expire unused. As we no longer required a full valuation allowance on our deferred tax assets, the 2002 NOL carryback was reflected as a reduction of our long-term deferred tax assets. We received $511 million of this refund during the second quarter of 2003; the remaining $25 million will be held in escrow pursuant to the terms of an agreement between AT&T and us, and will be reflected as a receivable in other assets until distribution from the escrow. The balance of the 2002 NOL not carried back can be carried forward to offset our taxable income in future years.

Net Cash Used in Investing Activities of Continuing Operations

      Net cash used in investing activities of continuing operations for the year ended December 31, 2003, was $2,302 million, compared with $5,729 million for the year ended December 31, 2002. The decrease in net cash used in investing activities during 2003 was primarily the result of reduced capital expenditures, as well as lower contributions made to unconsolidated subsidiaries. Additionally, investing activities from continuing operations in 2003 included $324 million of net proceeds from the sale of our ownership stake in Far EasTone. During the fourth quarter of 2003, a joint venture in which we are a 50 percent owner sold its interest in EuroTel Praha for $1.05 billion. As of December 31, 2003, we had received $294 million in cash from the joint venture, representing a portion of the sale proceeds and dividend payments, and expect to receive the remaining $331 million during the first half of 2004. See “Investments in and Advances to Unconsolidated Subsidiaries” below for further information on the Far EasTone and EuroTel Praha transactions.

Net Cash (Used In) Provided by Financing Activities of Continuing Operations

      Net cash (used in) provided by financing activities of continuing operations for the year ended December 31, 2003, was a use of cash totaling $287 million, compared with a source of cash totaling $1,763 million for the year ended December 31, 2002. Financing activities of continuing operations for the year ended December 31, 2003, primarily included the $733 million cash paid in the repayment of certain TeleCorp Wireless, Inc. and Tritel PCS, Inc. debt discussed below, partially offset by the receipt of the $436 million income tax refund from AT&T discussed below. Financing activities of continuing operations for the year ended December 31, 2002, primarily included net proceeds of $3.0 billion from our Senior Notes offering in April 2002 and cash proceeds of $382 million from the sale of our common shares to DoCoMo in connection with DoCoMo’s exercise of its preemptive right triggered by the TeleCorp acquisition. Partially offsetting these proceeds was the repayment of approximately $1.6 billion of TeleCorp debt subsequent to the acquisition, including our exercising of early redemption provisions related to the TeleCorp public debt during the second quarter of 2002.

      On July 24, 2003, we announced offers to repurchase for cash any and all outstanding 11.625 percent TeleCorp Wireless, Inc. Senior Subordinated Discount Notes due April 15, 2009, and 12.75 percent Tritel PCS, Inc. Senior Subordinated Discount Notes due May 15, 2009. These repurchase offers, along with additional repurchases made in the open market, resulted in us retiring $424 million face value of the TeleCorp Wireless, Inc. notes and $259 million face value of the Tritel PCS, Inc. notes for $733 million in cash. As a result of the debt repurchases, we recorded losses of $55 million on the early extinguishments of debt within other income (expense) during the year ended December 31, 2003.

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

Net Cash Provided by Financing Activities of Continuing Operations

      Net cash provided by financing activities of continuing operations for the year ended December 31, 2002, was $1,763 million, compared with $7,034 million for the year ended December 31, 2001. Net cash provided by financing activities of continuing operations for 2002 consisted primarily of net proceeds of $3.0 billion from our Senior Notes offering in April 2002 and cash proceeds of $382 million from the sale of our common shares to DoCoMo in connection with DoCoMo’s exercise of its preemptive right triggered by the TeleCorp acquisition. Partially offsetting these proceeds was the repayment of approximately $1.6 billion of TeleCorp debt subsequent to the acquisition, including our exercising of early redemption provisions related to the TeleCorp public debt during the second quarter of 2002. Net cash provided by financing activities of continuing operations for 2001 consisted of $6.1 billion of allocated net proceeds from AT&T associated with the investment by DoCoMo as discussed below, and $6.3 billion of net proceeds received from our Senior Notes offering in March 2001. Partially offsetting these proceeds were the repayment of $2.4 billion of debt due to AT&T and redemption of the $3.0 billion of preferred stock held by AT&T in June of 2001.

      In January 2001, DoCoMo, a leading Japanese wireless communications company, invested $9.8 billion in a security of AT&T that, like AT&T Wireless Group tracking stock, was intended to reflect a portion of the financial performance and economic value of AT&T Wireless Group. We were allocated $6.1 billion of the net proceeds from AT&T. AT&T retained the remaining $3.6 billion of the net DoCoMo investment proceeds as consideration for the reduction in AT&T’s retained portion of our value.

Net Cash Used in Discontinued Operations

      The decrease in cash used in discontinued operations was primarily a result of decreased operational activities associated with our fixed wireless business during the year ended December 31, 2002, compared with 2001. We completed the disposal of the fixed wireless business during 2002.

Free Cash Flow Discussion

      Free cash flow, as we have defined it, is calculated as the cash generated from our operating activities less cash payments for capital expenditures. We believe free cash flow to be relevant and useful information to our investors as this measure is used by our management in evaluating our liquidity and the cash generated by our consolidated operating businesses. Our definition of free cash flow does not take into consideration cash generated in the sale of or used to purchase license spectrum, cash used to acquire other businesses, or cash generated or used related to our unconsolidated subsidiaries. Additionally, our definition of free cash flow does not reflect cash used to repurchase or fund debt principal obligations. Free cash flow reflects cash available for financing activities, to strengthen our balance sheet, or cash available for strategic investments, including spectrum acquisitions, acquisitions of businesses, or investments in joint ventures and other unconsolidated subsidiaries. Free cash flow should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. Free cash flow, as we have defined it, may not be comparable to similarly titled measures reported by other companies.

For the Year Ended
December 31, 2003

(In Millions)
Net cash provided by operating activities of continuing operations	$4,559
Less: Capital expenditures, including internal-use software	2,774

Free cash flow	$1,785

      Free cash flow for the year ended December 31, 2003, was $1,785 million and represented the net cash provided by operating activities of continuing operations of $4,559 million, less cash used for capital expenditures, including internal-use software, which totaled $2,774 million. The free cash flow generation in full year 2003 was driven primarily by our strong operating income, excluding non-cash expenses. Free cash flow in the year ended December 31, 2003, also included the $511 million received from the 2002 NOL carryback and the $245 million cash received for the termination of our interest rate swap agreements. Partially offsetting the cash flow generation in 2003 were our capital expenditures, including internal-use software, and net interest payments made during the year. Free cash flow in future periods will be impacted by several factors, including our ability to grow our subscribers and revenue; our ability to reduce costs and manage our working capital; interest and tax payments; and the levels of our capital expenditures. Free cash flow may also be impacted by unusual operating cash items, such as the NOL tax refunds and interest rate swap termination payments we received during 2003. Finally, free cash flow may vary from quarter to quarter due to the seasonal factors of our business and the timing of our capital expenditures.

Sources of Liquidity

      In addition to our cash and short-term investments, we have access to the following sources for additional liquidity:

Accounts Receivable Securitization Program, Credit Facilities, and Commercial Paper Agreements

      In February 2004, we renewed our $1.6 billion accounts receivable securitization program. As of December 31, 2003, availability under the program was approximately $1.5 billion based on our accounts receivable balance allowed for under the program. The program allows us to obtain financing collateralized by subscriber trade accounts receivable. Under the program, we can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary. The wholly owned subsidiary would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to a program fee of 15 to 25 basis points and a liquidity fee of 22.5 to 50 basis points, both of which are based on our Senior Notes rating. We intend to use any proceeds from this financing arrangement for general corporate purposes. This financing arrangement is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event that our long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. See discussion of our credit ratings below. We are currently in compliance with the securitization covenants and have no amounts outstanding under this financing arrangement.

      In both March of 2002 and 2003, we renewed our $1.25 billion 364-day Competitive Advance and Revolving Credit Facility. We do not plan to renew this Facility when it expires in March 2004. Both our 364-day Competitive Advance and Revolving Credit Facility and our $1.25 billion Five-year Competitive Advance and Revolving Credit Facility, which expires in March 2006, require us to maintain certain financial ratios, including a net-debt-to-operating income before depreciation and amortization expenses and impairment charges ratio of 4X or less and an interest coverage ratio of 3.5X or higher. We are currently in compliance with these financial ratios. The facilities are subject to a facility fee, which will fluctuate based on our Senior Notes rating. We currently have no amounts outstanding under the facilities.

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

      Our accounts receivable securitization program and our credit facilities are terminable upon a change of control. Our commercial paper program, Senior Notes, and Senior Subordinated Notes are not terminable upon a change of control.

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

      Our credit ratings as of the date of this report were as follows:

Rating Agency	Long-Term Debt Rating	Outlook/Watch

Moody’s (a)	Baa2	On Review
Standard & Poor’s (b)	BBB	Positive
Fitch (c)	BBB	Positive

(a)	On February 17, 2004, Moody’s placed our Baa2 long-term debt rating on review, direction uncertain, as a result of the announced agreement by Cingular to acquire AT&T Wireless Services.

(b)	On February 17, 2004, Standard & Poor’s placed our BBB long-term debt rating on credit watch positive as a result of the announced agreement by Cingular to acquire AT&T Wireless Services.

(c)	On February 17, 2004, Fitch Ratings placed our BBB long-term debt rating on credit watch positive as a result of the announced agreement by Cingular to acquire AT&T Wireless Services.

Capital Requirements

      Our operating capital requirements during 2004 will be driven primarily by expenditures associated with our network, interest payments, acquisition and retention of new and existing subscribers, and restructuring activities (see “Restructuring Charge” above). Additional capital requirements may include spectrum purchases, acquisitions of businesses, and cash contributions and advances to our unconsolidated subsidiaries. We continually evaluate all options related to our outstanding debt and equity securities. We may choose to repurchase portions of our debt prior to its scheduled maturity, or exercise the call opportunities related to our remaining TeleCorp Wireless, Inc. or Tritel PCS, Inc. Senior Subordinated Notes, which are available to us beginning in 2004. Additionally, we may choose to redeem our mandatorily redeemable preferred stock prior to its redemption date. We do not anticipate significant cash requirements for income tax payments during 2004 due to existing, unutilized NOLs. We currently do not pay any dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future.

Capital Requirements — Capital Expenditures and Handsets

      The operation, upgrade, and expansion of our networks will continue to require substantial amounts of capital. Additionally, continued efforts to consolidate our back-office systems will require capital additions related to internal-use software. Our capital expenditures, including internal-use software, discussed below are calculated on an accrual basis, and therefore, may vary from the cash outflows reported during the period on our Consolidated Statements of Cash Flows (see reconciliation below). Capital expenditures, including capital additions related to internal-use software, totaled $3,077 million for the year ended December 31,

2003. The majority of capital spending during 2003 related to the GSM/ GPRS/ EDGE network and non-network spending related to system upgrades and consolidation. During 2004, we expect our capital spending, including existing commitments, to remain around twenty percent of our services revenue. Our purchase commitments for network equipment and handsets totaled $822 million as of December 31, 2003, with remaining payments to be made by the end of 2004.

	For the Years
	Ended December 31,

	2003	2002	2001

	(In Millions)
Reported accrual-basis capital expenditures, including internal-use software	$3,077	$5,127	$5,356
Add: Net impact of capital accruals and non-cash purchases of property, plant, and equipment	(303)	175	(151)

Cash-basis capital expenditures, including internal-use software	$2,774	$5,302	$5,205

Capital Requirements — Spectrum

      We may also require substantial capital to purchase additional spectrum licenses. Access to additional spectrum in critical markets will help us to meet demand for existing wireless products and facilitate deployment of next-generation services in critical markets.

Capital Requirements — Acquisitions

      In February 2004, we completed the purchase of U.S. Cellular Corporation’s TDMA operating properties in south Texas for $95 million in cash.

Capital Requirements — Interest Payments

      Our Senior Notes and Senior Subordinated Notes include the following interest payment requirements and maturity dates:

			Interest
Principal Amount as of December 31, 2003(1)	Interest Rate		Payments	Maturity

	(In millions)
AT&T Wireless Services, Inc. Senior Notes:
$250	6.875%	(2)	Semiannually	April 18, 2005
$1,000	7.350%	(2)	Semiannually	March 1, 2006
$750	7.500%	(2)	Semiannually	May 1, 2007
$3,000	7.875%		Semiannually	March 1, 2011
$2,000	8.125%	(2)	Semiannually	May 1, 2012
$2,500	8.750%		Semiannually	March 1, 2031

$9,500

TeleCorp Wireless, Inc. Senior Subordinated Notes:
$23	11.625%		(3)	April 15, 2009
$219	10.625%		Semiannually	July 15, 2010

$242

Tritel PCS, Inc. Senior Subordinated Notes:
$30	12.75%		(4)	May 15, 2009
$244	10.375%		Semiannually	January 15, 2011

$274

(1)	Principal amount represents the face value of the notes less any contractual discounts. Principal amounts do not include original issuance discounts associated with the AT&T Wireless Services, Inc. Senior Notes or premiums recorded associated with purchase accounting adjustments for TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes.

(2)	During the first quarter of 2003, we terminated all of our interest rate swap agreements, which had a total notional value of $2.8 billion. We received total cash proceeds of $289 million, of which $245 million represented the fair value of the portion of our long-term debt that was hedged. The remaining cash proceeds represented the fair value of the interest component of the hedged debt as of the termination dates of the interest rate swaps. The swaps were entered into as hedges of the fair value of $250 million of the 6.875 percent Senior Notes due April 2005, $1.0 billion of the 7.35 percent Senior Notes due March 2006, $750 million of the 7.5 percent Senior Notes due May 2007, and $800 million of the 8.125 percent Senior Notes due May 2012.

(3)	Interest accrues to the principal balance of these Discount Notes until April 15, 2004. Interest will be paid in cash semiannually beginning October 15, 2004. During the second half of 2003, we retired a substantial amount of these notes (see “Net Cash (Used In) Provided by Financing Activities of Continuing Operations” above for further information regarding these debt repurchases).

(4)	Interest accrues to the principal balance of these Discount Notes until May 15, 2004. Interest will be paid in cash semiannually beginning November 15, 2004. During the second half of 2003, we retired a substantial amount of these notes (see “Net Cash (Used In) Provided by Financing Activities of Continuing Operations” above for further information regarding these debt repurchases).

Capital Requirements — Contractual Obligations

	Payments Due by Period(1)

					After
Contractual Obligations As of December 31, 2003	Total	Less than 1 year	2-3 years	4-5 years	5 years

	(In millions)
Operating leases(2)	$3,375	$766	$1,212	$634	$763
Dedicated leased lines(3)	640	222	317	101	—
Purchase obligations(4)	1,566	966	400	200	—
Long-term debt(5)	10,256	7	1,273	953	8,023
Obligation related to ANW venture agreement(6)	145	—	—	145	—
Mandatorily redeemable preferred stock(7)	846	—	—	—	846
Other long-term liabilities reflected on the balance sheet under GAAP(8)	346	—	135	155	56

Total contractual cash obligations	$17,174	$1,961	$3,337	$2,188	$9,688

(1)	Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	Represents our commitments associated with operating leases and includes contracts that expire in various years through 2035. Payments due reflect fixed rent expense.

(3)	Represents our commitments with our primary local exchange carriers for dedicated leased lines. See Note 21 to our Consolidated Financial Statements.

(4)	Unconditional purchase obligations include commitments to purchase network equipment and handsets and commitments to purchase certain long-distance and network data services under our Master Carrier Agreement with AT&T. See Note 21 to our Consolidated Financial Statements. Purchase obligations do not include purchase orders, which we enter into in the ordinary course of business for network equipment, handsets, materials, supplies, and other items. During 2004, we expect our capital spending, including existing commitments, to remain around twenty percent of our services revenue.

(5)	Amounts are equal to the annual maturities of our long-term debt outstanding. See Note 16 to our Consolidated Financial Statements.

(6)	Represents our obligation associated with ANW’s other owners’ rights to require us to purchase their interests in ANW. See Note 21 to our Consolidated Financial Statements.

(7)	This commitment represents the total liquidation preference upon redemption (December 13, 2020) of our mandatorily redeemable preferred stock. See Note 17 to our Consolidated Financial Statements.

(8)	Other long-term liabilities requiring cash settlement including asset retirement obligations, deferred compensation, and tax contingencies.

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

      Occasionally, we make equity contributions and advances to our investments in unconsolidated subsidiaries. We currently have no material commitments outstanding related to these investments.

      We are currently a party to various claims and legal proceedings. We also make routine filings with the FCC and state regulatory authorities, as well as federal, state, and local tax authorities. If we believe that a loss arising from these actions and/or filings is probable and can reasonably be estimated, an amount is recorded for the estimated loss. As additional information becomes available, the potential liability related to the actions is assessed and the estimates are revised, if necessary. Based upon currently available information, we do not believe that the ultimate outcome of these actions beyond that provided for as of December 31, 2003, individually and in the aggregate, will have a material adverse effect on our Consolidated Financial Statements. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on our Consolidated Financial Statements in future periods. While it is not possible to predict the ultimate outcome of these matters, historically, we have been successful in defending ourselves against claims and suits that have been brought against us, and payments made in such claims and actions have not been material to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

      DoCoMo holds 41.7 million of our common stock warrants with a strike price of $35 per share. This off-balance sheet financing arrangement is not material to our overall results of operations or financial condition.

      We enter into agreements in the normal course of business that provide for indemnification of counterparties. These include split-off, tax sharing, and tax refund agreements with AT&T, as well as certain asset sales, outsourcing arrangements, financing, intellectual property, services, and purchase agreements with other parties. The term of the indemnification varies by agreement. The events or circumstances that would require us to perform under these indemnities are transaction specific; however, these agreements may require us to indemnify the counterparty for costs and losses incurred from changes in laws or regulations, and/or from litigation or claims arising from the underlying transaction. We are unable to estimate the maximum potential liability for these types of indemnifications as the agreements generally do not specify a maximum amount, and the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying Consolidated Financial Statements.

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

      As of December 31, 2003 and 2002, we had outstanding $9.5 billion of Senior Notes of AT&T Wireless Services, Inc. with fixed interest rates ranging from 6.875 percent to 8.75 percent, and with maturity dates between 2005 and 2031. As of December 31, 2003, we had not entered into any derivative financial instruments to manage our market risks associated with these notes.

      As of December 31, 2002, we had entered into interest rate swaps with a total notional value of $2.8 billion. On a semiannual basis, we paid a floating rate of interest equal to the six-month LIBOR plus a fixed spread, which averaged 3.94 percent as of December 31, 2002, and received an average fixed rate of 7.53 percent in return. The swaps were entered into as hedges of the fair value of our 6.875 percent Senior Notes due April 2005, our 7.35 percent Senior Notes due March 2006, our 7.5 percent Senior Notes due May 2007, and a portion of our 8.125 percent Senior Notes due May 2012. Assuming a 10 percent shift in interest rates, the fair value of the interest rate swaps and the underlying hedged debt would have changed by approximately $49 million at December 31, 2002. During the first quarter of 2003, we terminated all of our interest rate swaps. We received total cash proceeds of $289 million, of which $245 million represented the fair value of the portion of our long-term debt that was hedged. The remaining cash proceeds represented the fair value of the interest component of the hedged debt as of the termination dates of the interest rate swaps.

      As of December 31, 2003 and 2002, we had outstanding $518 million and $1.2 billion, respectively, face value of Senior Notes of TeleCorp Wireless, Inc. and Tritel PCS, Inc., both of which are wholly owned subsidiaries of AT&T Wireless Services, Inc. These notes have fixed interest rates ranging from 10.375 percent to 12.75 percent with maturity dates between 2009 and 2011. As of December 31, 2003 and 2002, we had not entered into any derivative financial instruments to manage our market risks associated with these notes. Future repurchases or the exercise of call options available to us beginning in 2004 may be impacted by changes in market interest rates.

      We may have future interest rate risk associated with our Competitive Advance and Revolving Credit Facilities, as well as our commercial paper program. If drawn upon, the credit facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending upon our Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. As of December 31, 2003 and 2002, there were no amounts outstanding under the facilities, or any notes outstanding under the commercial paper program.

      We may have future interest rate risk associated with our accounts receivable securitization program. The program is subject to variable interest rates based upon, in various cases, (i) LIBOR plus or minus a variable spread depending upon demand or (ii) LIBOR plus a fixed spread depending upon our Senior Notes rating. As of December 31, 2003 and 2002, there were no amounts outstanding under the program.

      We have foreign currency risk associated with investments in wireless companies outside of the United States of America. Results for our international investments in unconsolidated subsidiaries accounted for under the equity method are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. We have not entered into any material derivative financial instruments to hedge our foreign currency exposure. We believe that the potential exposure is not material to our overall financial position or results of operations.

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

FINANCIAL CONDITION

	At December 31,

	2003	2002	$ Change	% Change

	(In millions)
Total assets	$47,802	$45,806	$1,996	4.4%
Total liabilities	19,445	18,246	1,199	6.6%
Minority interest	30	48	(18)	(36.5)%
Mandatorily redeemable preferred stock	—	151	(151)	(100.0)%
Mandatorily redeemable common stock	7,664	7,664	—	—
Total shareholders’ equity	20,663	19,697	966	4.9%

      Total assets increased to $47,802 million at December 31, 2003, an increase of $1,996 million, or 4.4 percent, compared with December 31, 2002. The increase in total assets as of December 31, 2003, was due primarily to an increase in cash and cash equivalents resulting from the receipt of $947 million in federal tax refund claims from AT&T related to our 2001 and 2002 tax net operating losses; positive cash flow from operations during 2003; the $731 million received from the sale of several unconsolidated subsidiaries; and the $245 million in total cash proceeds received related to the termination of our interest rate swap agreements in the first quarter of 2003. These increases were partially offset by cash payments for capital expenditures of $2,774 million and the $742 million spent during the second half of 2003 principally for the repurchase of certain TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes (see “Net Cash (Used In) Provided by Financing Activities of Continuing Operations” above for further information regarding these debt repurchases).

      Total liabilities were $19,445 million at December 31, 2003, an increase of $1,199 million, or 6.6 percent, compared with December 31, 2002. The increase in total liabilities as of December 31, 2003, was due primarily to increases in net deferred tax liabilities and an increase in accounts payable due to higher capital expenditure-related accruals. Net deferred tax liabilities increased due to the reduction in tax assets resulting from the receipt of refunds associated with our federal tax NOL carrybacks and an increase in deferred tax liabilities related to property, plant, and equipment and licensing costs due to the use of accelerated depreciation and amortization methods for tax purposes. Additionally, as a result of the adoption of SFAS No. 150 during the third quarter of 2003, our mandatorily redeemable preferred stock was reclassified to long-term liabilities (see “New Accounting Policies” above for further information regarding this statement). These increases were partially offset by a reduction in long-term debt resulting from the repurchases of certain TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes during the second half of 2003 (see “Net Cash (Used In) Provided by Financing Activities of Continuing Operations” above for further information regarding these debt repurchases).

      Mandatorily redeemable preferred stock was $151 million as of December 31, 2002, representing the fair value of the mandatorily redeemable preferred stock issued by us in conjunction with the acquisition of TeleCorp and related dividend accretion subsequent to the acquisition date. Our adoption of SFAS No. 150 during the third quarter of 2003 required us to reclassify our mandatorily redeemable preferred stock to long-term liabilities within our Consolidated Balance Sheet and all remaining accretion will be reflected as interest expense on a prospective basis in our Consolidated Statements of Operations (see “New Accounting Policies” above for further information regarding this statement).

      Mandatorily redeemable common stock totaling $7,664 million as of December 31, 2003 and 2002, represented the fair value as of the split-off date of the AT&T Wireless Services common shares held by DoCoMo. These shares are presented as mandatorily redeemable common stock due to certain redemption rights held by DoCoMo. Under certain circumstances, DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if we fail to meet specified technological milestones.

      Shareholders’ equity was $20,663 million at December 31, 2003, an increase of $966 million, or 4.9 percent, from December 31, 2002. The increase in shareholders’ equity resulted primarily from the collection of $436 million of the total $461 million receivable from former parent, AT&T, related to our federal tax refund claim filed in December 2002. Additionally, the net income earned during 2003 of $442 million reduced the accumulated deficit.

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

      We hold equity interests in various U.S. and international ventures, corporations, and partnerships. These entities operate primarily in the wireless telecommunications industry. Equity investments in which we have the ability to exercise significant influence, but do not have voting control other than variable interest entities where we are deemed to be the primary beneficiary, are accounted for under the equity method of accounting. Investments in which we do not have the ability to exercise significant influence are accounted for under the cost method. See “Impairment Charges” and “Tax Valuation Allowances” above for a discussion of impairment charges recognized on these investments and tax valuation allowances recorded during 2002 related to our unconsolidated investments. We may record impairment charges in the future if there are further declines in the fair values of our investments, which we deem to be other than temporary.

      During the first quarter of 2004, we sold our equity interest in BPL to Innovision Properties Private Limited for $3 million.

      On November 3, 2003, Pinnacle was dissolved and the assets were distributed to the partners. We had a 50 percent ownership interest in Pinnacle, which held primarily a noncontrolling interest in the Pittsburgh, Pennsylvania, market and a controlling interest in several markets in Arkansas. Prior to the dissolution, we accounted for this investment under the equity method. In the distribution, we received the noncontrolling Pittsburgh interest, which increased our direct interest in the Pittsburgh market to 100 percent. The fair value of the distribution totaled $185 million, which resulted in our recording a $56 million pretax gain in the fourth quarter of 2003 within net equity earnings (losses) from investments in unconsolidated subsidiaries.

      In November 2003, a 50/50 joint venture between Verizon Communications Inc. and AT&T Wireless Services sold its combined 49 percent interest in EuroTel Praha to Cesky Telecom for $1.05 billion. Prior to the sale, Cesky Telecom owned 51 percent of EuroTel Praha. The net impact of the sale resulted in our recording an $80 million pretax net gain in the fourth quarter of 2003 within net equity earnings (losses) from investments in unconsolidated subsidiaries. Also during 2003, EuroTel Praha paid a dividend to the joint venture of $200 million. As a result of the sale and dividend payment, we expect to receive approximately $625 million from the joint venture. As of December 31, 2003, we had received $294 million in cash and expect to receive the remaining $331 million during the first half of 2004.

      In October 2003, we sold our ownership stake in Far EasTone to member companies of the carrier’s majority shareholder, Far Eastern Group, for net proceeds of $324 million.

      On September 22, 2003, we sold all of our ownership interest in Dobson’s common stock, which was accounted for under the cost method, and recorded a pretax gain of $35 million within other income (expense).

      In August 2003, in connection with the restructuring of ACC’s debt, we abandoned our interest in, and thereby withdrew from, ACC Acquisition LLC, the parent company of ACC.

      On June 17, 2003, we completed an exchange transaction with a subsidiary of Dobson. We transferred to Dobson our operating assets in two Alaska markets and our shares of Dobson Series AA preferred stock. In exchange, we received Dobson’s operating assets in two California markets. The fair value of the exchange totaled $162 million, which resulted in our recording of a pretax gain of $39 million within other income (expense) during the second quarter of 2003.

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

      Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	Uncertainty concerning the effects of our pending transaction with Cingular;

•	The effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn, and change the customer mix, profitability, and average revenue per user;

•	Uncertainty concerning the growth rate for the wireless industry in general;

•	Uncertainty concerning the long-term impact of wireless number portability;

•	The risks associated with the implementation of our GSM/ GPRS/ EDGE network and our technology migration strategy, including risks relating to the implementation and operations of new systems and technologies, customer satisfaction with quality and coverage, substantial required expenditures and potential unanticipated costs, the need to enter into roaming agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment, and consumer acceptance of the products and services to be offered;

•	Uncertainty about the level of consumer demand for our GSM/ GPRS or EDGE products and services, including the possibility of consumer dissatisfaction which could result from unfamiliarity with new technology, quality and coverage, and different footprint, service areas, and levels of customer care;

•	The ability to enter into agreements to provide services throughout the United States and the cost of entering new markets necessary to provide these services;

•	Our ability to effectively develop and implement new services, offers, and business models to profitably serve that segment of the population not currently using wireless services and the possible impact of those services and offers on our business;

•	The risk of increased churn and adverse impacts on our ability to grow our subscriber base resulting from introduction or popularity of new products and services by our competitors, inability to match competitor quality, coverage, features, and service packages, the impact of FCC regulations mandating number portability for wireless phones, or customer dissatisfaction with our products and services;

•	The ongoing global and U.S. trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources, improved buying power, and greater geographic reach, allowing them to compete more effectively;

•	The impact of oversupply of capacity resulting from excessive deployment of network capacity in the markets we serve;

•	The risks and costs associated with the need to acquire additional spectrum to expand or enhance current and future services;

•	The requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	The ability to establish a significant market presence in new geographic and service markets;

•	Our ability to monetize our nonstrategic assets, including our nonconsolidated investments in foreign entities and excess spectrum;

•	The availability and cost of capital and the consequences of increased leverage;

•	The impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	The potential impact of DoCoMo’s investment in us, including provisions of the agreements that restrict our future operations, and provisions that may require the repurchase of DoCoMo’s investment if we fail to meet specified conditions, under certain circumstances, and the cost of complying with our technology commitment;

•	The risks and uncertainties associated with the acquisition and integration of businesses and operations;

•	The results of litigation filed or to be filed against us, or of some types of litigation filed or to be filed against AT&T for which we have agreed to assume liability under the split-off agreements with AT&T;

•	Our ability to develop cost-effective distribution channels;

•	Risks and uncertainties concerning our ability to successfully implement Project Pinnacle;

•	The risk of insolvency of vendors, customers, and others with whom we do business;

•	The risk of equipment failure, natural disasters, terrorist acts, or other breaches of network or IT security;

•	The additional risks and uncertainties not presently known to us or that we currently deem immaterial; and

•	Those factors discussed in “Item 1. Business” under the heading “Additional Factors That May Affect Our Business, Future Operating Results, and Financial Condition.”

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

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

HISTORICAL FINANCIAL STATEMENTS
AT&T Wireless Services, Inc. and Subsidiaries
Report of Management	86
Report of Independent Auditors	87
Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001	88
Consolidated Balance Sheets at December 31, 2003 and 2002	89
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002, and 2001	90
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	91
Notes to Consolidated Financial Statements	92
FINANCIAL STATEMENT SCHEDULE
AT&T Wireless Services, Inc. and Subsidiaries
Report of Independent Auditors on Financial Statement Schedule	139
Schedule II — Valuation and Qualifying Accounts	140

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

      To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records are reliable for preparing financial statements, management maintains a system of accounting and other controls, including an internal audit function. Even an effective internal control system, no matter how well designed, has inherent limitations — including the possibility of circumvention or overriding of controls — and therefore can provide only reasonable assurance with respect to the financial statement presentation. The system of accounting and other controls is improved and modified in response to changes in business conditions and operations and recommendations made by the independent auditors and the internal auditors.

      The Audit Committee of the board of directors, which is composed of directors who are not employees, meets periodically with management, the internal auditors, and the independent auditors to review the manner in which these groups are performing their responsibilities and to carry out the Audit Committee’s oversight role with respect to auditing, internal controls, and financial reporting matters. Both the internal auditors and the independent auditors periodically meet privately with the Audit Committee and have access to its individual members.

      AT&T Wireless Services engaged PricewaterhouseCoopers LLP, Independent Auditors, to audit the Consolidated Financial Statements in accordance with auditing standards generally accepted in the United States of America. Their report follows.

/s/ JOHN D. ZEGLIS

John D. Zeglis
Chairman of the Board,
Chief Executive Officer

/s/ JOSEPH MCCABE, JR.

Joseph McCabe, Jr.
Executive Vice President,
Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

of AT&T Wireless Services, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of AT&T Wireless Services, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As explained in Note 3 to the consolidated financial statements, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and changed its method of calculating amortization effective January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 2, 2004

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)

	For the Years Ended December 31,

	2003	2002	2001

REVENUE
Services	$15,659	$14,483	$12,532
Equipment	1,036	1,148	1,078

Total revenue	16,695	15,631	13,610

OPERATING EXPENSES
Costs of services (excluding depreciation of $2,479, $2,081, and $1,505 included below)	4,749	4,558	3,991
Costs of equipment sales	2,054	2,274	2,037
Selling, general, and administrative	5,415	4,977	4,482
Depreciation and amortization	3,181	2,751	2,502
Impairment of licensing costs	83	1,329	—

Total operating expenses	15,482	15,889	13,012

OPERATING INCOME (LOSS)	1,213	(258)	598
Other income (expense)	32	(123)	374
Interest expense	789	669	386

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NET EQUITY EARNINGS (LOSSES) FROM INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES	456	(1,050)	586
Provision for income taxes	112	55	311
Net equity earnings (losses) from investments in unconsolidated subsidiaries, net of tax	98	(1,100)	(75)

INCOME (LOSS) FROM CONTINUING OPERATIONS	442	(2,205)	200
Loss from operations of discontinued business (net of tax benefit of $(169))	—	—	(273)
Gain (loss) on disposal of discontinued business (net of tax provision (benefit) of $29 and $(504))	—	47	(814)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	47	(1,087)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	442	(2,158)	(887)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (net of a tax benefit of $103)	—	(166)	—

NET INCOME (LOSS)	442	(2,324)	(887)
Accretion of mandatorily redeemable preferred stock	13	18	—
Dividend requirements on preferred stock held by AT&T, net	—	—	76

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$429	$(2,342)	$(963)

INCOME (LOSS) PER BASIC AND DILUTED SHARE:
Income (loss) from continuing operations available to common shareholders	$0.16	$(0.82)	$0.05
Income (loss) from discontinued operations	—	0.01	(0.43)
Cumulative effect of change in accounting principle	—	(0.06)	—

Net income (loss) available to common shareholders	$0.16	$(0.87)	$(0.38)

WEIGHTED AVERAGE SHARES USED TO COMPUTE INCOME (LOSS) PER SHARE:
Basic	2,713	2,686	2,530
Diluted	2,715	2,686	2,532

The accompanying notes are an integral part of these Consolidated Financial Statements.

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,

	2003	2002

ASSETS
Cash and cash equivalents	$4,339	$2,353
Short-term investments	202	—
Accounts receivable, less allowances of $334 and $240.	2,301	2,215
Inventories	309	325
Income tax receivable	—	56
Deferred income taxes	303	—
Prepaid expenses and other current assets	361	332

TOTAL CURRENT ASSETS	7,815	5,281
Property, plant, and equipment, net	16,374	16,263
Licensing costs	14,500	13,959
Investments in and advances to unconsolidated subsidiaries	1,169	2,225
Goodwill	7,390	7,199
Other assets, net of accumulated amortization of $378 and $251	554	879

TOTAL ASSETS	$47,802	$45,806

LIABILITIES
Accounts payable	$1,174	$780
Payroll and benefit-related liabilities	500	465
Advertising and promotion accruals	149	173
Business tax accruals	289	375
Interest payable on long-term debt	240	245
Other current liabilities	1,100	1,055

TOTAL CURRENT LIABILITIES	3,452	3,093
Long-term debt	10,459	11,057
Mandatorily redeemable preferred stock	177	—
Deferred income taxes	4,699	3,615
Other long-term liabilities	658	481

TOTAL LIABILITIES	19,445	18,246

COMMITMENTS AND CONTINGENCIES (NOTES 21 AND 22) MINORITY INTEREST	30	48
MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value, 1,000 shares authorized, .233 shares issued and outstanding	—	151
MANDATORILY REDEEMABLE COMMON STOCK, $0.01 par value, 406 shares issued and outstanding	7,664	7,664
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 10,000 shares authorized, 2,308 and 2,303 shares issued and outstanding	23	23
Additional paid-in capital	23,688	23,667
Receivable from former parent, AT&T	(25)	(461)
Accumulated deficit	(3,032)	(3,474)
Accumulated other comprehensive income (loss)	9	(58)

TOTAL SHAREHOLDERS’ EQUITY	20,663	19,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,802	$45,806

The accompanying notes are an integral part of these Consolidated Financial Statements.

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

				Receivable
				From			Accumulated
	Common		Additional	Former		Shareholders’	Other	Total
	Shares	Common	Paid-In	Parent,	Accumulated	Net	Comprehensive	Shareholders’
	Outstanding	Stock	Capital	AT&T	Deficit	Investment	(Loss) Income	Equity

Balance at December 31, 2000.	—	$—	$—	$—	$—	$21,885	$(8)	$21,877
Net (loss) income available to common shareholders					(1,150)	187		(963)
Proceeds attributed from DoCoMo investment, net of costs						6,139		6,139
Proceeds from AT&T Wireless Group tracking stock issued for employee plans						54		54
Recapitalization effective with AT&T Wireless Services split-off	2,530	25	20,413			(20,457)		(19)
Reclassification of mandatorily redeemable common stock and warrants held by DoCoMo	(406)	(4)				(7,824)		(7,828)
Proceeds from AT&T Wireless Services common stock issued for employee plans and other	1		14					14
Reclassification of common stock warrants held by DoCoMo			88					88
Transfers from former parent, AT&T						16		16
Other comprehensive loss							(97)	(97)

Balance at December 31, 2001.	2,125	$21	$20,515	$—	$(1,150)	$—	$(105)	$19,281

Net loss					(2,324)			(2,324)
Issuance of AT&T Wireless Services common stock and stock options for TeleCorp PCS, Inc. acquisition	146	2	2,280					2,282
Proceeds from AT&T Wireless Services common stock issued to DoCoMo	27		382					382
Proceeds from AT&T Wireless Services common stock issued for employee plans and other	5		47					47
Receivable from former parent, AT&T			461	(461)				—
Accretion of mandatorily redeemable preferred stock			(18)					(18)
Other comprehensive income							47	47

Balance at December 31, 2002.	2,303	$23	$23,667	$(461)	$(3,474)	$—	$(58)	$19,697

Net income					442			442
Proceeds from AT&T Wireless Services common stock issued for employee plans and other	5		34					34
Cash received from former parent, AT&T				436				436
Accretion of mandatorily redeemable preferred stock			(13)					(13)
Other comprehensive income							67	67

Balance at December 31, 2003.	2,308	$23	$23,688	$(25)	$(3,032)	$—	$9	$20,663

	For the Years Ended
	December 31,

	2003	2002	2001

SUMMARY OF TOTAL COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$442	$(2,324)	$(887)
Net revaluation of investments (net of taxes of $1, $13, and $(7))	2	20	(12)
Net revaluation of financial instruments (net of taxes of $(32), $2, and $(38))	7	4	(70)
Net foreign currency translation adjustments (net of taxes of $41, $15, and $(10))	58	23	(15)

TOTAL COMPREHENSIVE INCOME (LOSS)	$509	$(2,277)	$(984)

      The accompanying notes are an integral part of these Consolidated Financial Statements.

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	For the Years Ended
	December 31,

	2003	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$442	$(2,324)	$(887)
Deduct: Income (loss) from discontinued operations	—	47	(1,087)

Net income (loss), excluding discontinued operations	442	(2,371)	200
Adjustments to reconcile net income (loss), excluding discontinued operations, to net cash provided by operating activities of continuing operations:
Cumulative effect of change in accounting principle, net of tax	—	166	—
Losses on early extinguishments of debt	55	20	—
Losses from impairments of cost method unconsolidated subsidiaries	—	245	20
Net gains on sale/exchange of assets, businesses, and cost method unconsolidated subsidiaries	(46)	(42)	—
Net revaluation of securities	—	—	(73)
Depreciation and amortization	3,181	2,751	2,502
Impairment of licensing costs	83	1,329	—
Amortization of debt premium/discount, interest accretion, and deferred financing fees	28	59	—
Deferred income taxes	134	(198)	285
Net equity (earnings) losses from investments in unconsolidated subsidiaries	(109)	1,100	(42)
Provision for uncollectible receivables	553	551	573
Cash received from NOL carryback	511	—	—
Proceeds received from termination of interest rate swap agreements	245	—	—
Increase in accounts receivable	(629)	(612)	(739)
Decrease in inventories	17	31	19
Increase (decrease) in accounts payable	99	(11)	25
Net change in other operating assets and liabilities	(5)	(43)	(36)

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	4,559	2,975	2,734

INVESTING ACTIVITIES
Capital expenditures, including internal-use software	(2,774)	(5,302)	(5,205)
Net dispositions (acquisitions) of licenses	21	24	(23)
Distributions and sales of unconsolidated subsidiaries	731	367	882
Contributions, advances, and purchases of unconsolidated subsidiaries	(71)	(640)	(1,284)
Acquisitions of consolidated businesses, including cash acquired	(46)	(78)	(3)
Purchases of held-to-maturity securities	(184)	—	—
Issuance of long-term note receivable to unconsolidated subsidiary	—	(100)	(210)
Other investing activities, net	21	—	(67)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(2,302)	(5,729)	(5,910)

FINANCING ACTIVITIES
Repayment of debt due to AT&T	—	—	(2,438)
Repayment of debt due to others	(742)	(1,619)	—
Proceeds from issuance of long-term debt to others, net of issuance costs	—	2,959	6,345
Redemption of preferred stock held by AT&T	—	—	(3,000)
Proceeds attributed from DoCoMo investment, net of costs	—	—	6,139
Proceeds from AT&T Wireless Services common stock and AT&T Wireless Group tracking stock issued	30	427	68
Dividend requirements on preferred stock held by AT&T, net	—	—	(76)
Cash received from former parent, AT&T	436	—	—
Other financing activities, net	(11)	(4)	(4)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(287)	1,763	7,034

NET CASH USED IN DISCONTINUED OPERATIONS	—	(8)	(568)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,970	(999)	3,290
NET INCREASE IN CASH DUE TO ADOPTION OF FIN 46.	16	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,353	3,352	62

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,339	$2,353	$3,352

The accompanying notes are an integral part of these Consolidated Financial Statements.

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Background and Basis of Presentation

      AT&T Wireless Services, Inc. (AT&T Wireless Services), which presently operates in a single business segment, is a provider of wireless voice and data services and products primarily in the U.S. AT&T Wireless Services also holds equity interests in U.S. and international wireless communications ventures, corporations, and partnerships.

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

      AT&T Wireless Services was incorporated in 1982 in Washington and on July 7, 1987, became a Delaware corporation. Prior to the split-off, AT&T Wireless Services was a wholly owned subsidiary of AT&T. AT&T Wireless Services had authorized 500 shares of $0.01 par value common stock, of which 100 shares were outstanding and held by AT&T prior to the split-off. These shares have not been assumed to be outstanding for purposes of the historical financial statements presented prior to the split-off, due to the recapitalization, which was effected with the split-off. Effective with the split-off, AT&T Wireless Services had 2,530 million common shares issued and outstanding.

      See Note 24 for a discussion of the merger agreement signed between AT&T Wireless Services and Cingular Wireless LLC (Cingular).

     Basis of Presentation

      The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for annual financial statements. These Consolidated Financial Statements, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. These Consolidated Financial Statements reflect the results of operations, financial position, changes in shareholders’ equity, and cash flows of AT&T Wireless Services as if it were a separate entity for all periods presented. The assets and liabilities included represent the assets and liabilities transferred to AT&T Wireless Services in accordance with the separation and distribution agreement between AT&T and AT&T Wireless Services. Prior to the split-off on July 9, 2001, substantially all of the assets and liabilities represented by AT&T Wireless Group were transferred to AT&T Wireless Services. AT&T Wireless Services has treated these transfers in a manner similar to a pooling of interests and has assumed that these transfers were completed for all historical periods by the legal entity AT&T Wireless Services.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Certain reclassifications have been made to prior year amounts to conform to current year presentations.

2.     Summary of Significant Accounting Policies

     Basis of Consolidation

      The Consolidated Financial Statements include all majority-owned and controlled subsidiaries and variable interest entities where AT&T Wireless Services is deemed to be the primary beneficiary (see Variable Interest Entities below). Equity investments, in which AT&T Wireless Services has the ability to exercise significant influence but does not have voting control, are accounted for under the equity method. Equity investments in which AT&T Wireless Services does not have the ability to exercise significant influence are accounted for under the cost method. All significant intercompany accounts and transactions have been eliminated. Except as otherwise noted, all amounts and disclosures reflect only AT&T Wireless Services’ continuing operations.

     Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which was further revised in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. For variable interest entities created or acquired on or prior to January 31, 2003, AT&T Wireless Services elected to early adopt FIN 46 effective April 1, 2003. AT&T Wireless Services is required to apply the revised provisions of FIN 46 as of January 1, 2004. The application of the revised Interpretation as of January 1, 2004 did not have a material impact on AT&T Wireless Services’ results of operations, financial position, or cash flows.

      AT&T Wireless Services has significant variable interests in several of its unconsolidated subsidiaries for which AT&T Wireless Services is deemed to be the primary beneficiary. These variable interests typically consist of a combination of any or all of voting equity interests, nonvoting equity interests, loans, and put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest if and when certain events occur. These entities were formed to acquire licenses that were restricted by the Federal Communications Commission (FCC) rule to businesses with limited assets and revenues, and to provide a means through which AT&T Wireless Services could invest in these licenses. To date, the activity of these entities has consisted primarily of acquiring licenses through acquisitions and FCC auctions, and network construction. AT&T Wireless Services previously accounted for these ventures under the equity method of accounting as AT&T Wireless Services does not have voting control, and AT&T Wireless Services has recognized virtually 100 percent of the entities’ operating losses due to its significant variable interests. AT&T Wireless Services’ maximum loss exposure related to these entities as of December 31, 2003, was approximately $145 million, which represented the value of the put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest under certain circumstances. As a result of the adoption of FIN 46, AT&T Wireless Services consolidated these entities at their carrying values effective April 1, 2003. Additionally, AT&T Wireless Services has determined it has a significant variable interest and is deemed to be the primary beneficiary in an entity that holds assets and liabilities associated with synthetic leases. As a result, upon adoption, AT&T Wireless Services consolidated the assets and liabilities associated with two synthetic leases that were previously disclosed as off-balance sheet arrangements. The

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact of early adopting FIN 46 to AT&T Wireless Services’ Consolidated Balance Sheet as of April 1, 2003, was as follows:

				Investments in
				and advances				Deferred
	Cash and	Property,		to		Other		income	Other
	cash	plant, and	Licensing	unconsolidated	Other	current	Long-term	tax	long-term	Minority
	equivalents	equipment	costs	subsidiaries	assets	liabilities	debt	liabilities	liabilities	interest

	(In Millions)
Unconsolidated subsidiaries	$16	$—	$636	$(506)	$(18)	$8	$30	$47	$5	$38
Synthetic leases		63					63

      At adoption, the cumulative effect of change in accounting principle and consolidation of the entities were not material to AT&T Wireless Services’ results of operations. Effective with the adoption of FIN 46 on April 1, 2003, AT&T Wireless Services removed $239 million of outside basis deferred tax assets, which had full valuation allowances, associated with the unconsolidated subsidiaries for which AT&T Wireless Services is deemed to be the primary beneficiary.

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

     Short-Term Investments

      Short-term investments primarily include investments in commercial paper with original maturities of generally more than three months and less than one year. These investments were classified as held-to-maturity as of December 31, 2003, and are recorded on the Consolidated Balance Sheet at amortized cost.

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

     Inventories

      Inventories, which consist principally of handsets and accessories, are recorded at the lower of cost or market. Cost is principally determined by the first-in, first-out (FIFO) method. Market is determined using replacement cost. Inventory allowances are provided based upon specific excess and obsolete inventories determined primarily by future demand forecasts.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property, Plant, and Equipment

      Property, plant, and equipment are recorded at cost, unless impaired. Construction costs, labor, and overhead incurred in the development of AT&T Wireless Services’ wireless network are capitalized. Assets under construction are not depreciated until placed into service. The cost of maintenance and repairs of property, plant, and equipment is charged to operating expense. Depreciation is determined based upon the assets’ estimated useful lives and is generally calculated on a straight-line basis according to the following useful lives:

Network equipment and network software	5-7 years
Buildings, shelters, and towers	7-25 years
Furniture, fixtures, and computer equipment	3-5 years
Other equipment	Up to 15 years

      Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements. Depreciation lives may be accelerated due to changes in technology, the rate of migration of AT&T Wireless Services’ subscriber base between its TDMA and GSM/ GPRS/ EDGE networks, or other industry conditions. When AT&T Wireless Services sells, disposes of or retires property, plant, or equipment, the related gains or losses are included in operating results.

      Effective January 1, 2001, AT&T Wireless Services implemented the results of a review of the estimated service lives of certain wireless communications equipment, primarily electronics related to its second generation, or TDMA network. Lives were primarily shortened to fully depreciate all such equipment within seven years. Similar equipment acquired after January 1, 2001 has a useful life no longer than seven years. The impact of this change for the year ended December 31, 2001, was an increase in depreciation expense of approximately $136 million, a decrease to net income (loss) available to common shareholders of approximately $84 million, and a decrease to net income (loss) available to common shareholders per basic and diluted share of approximately $0.03.

      During 2003, AT&T Wireless Services further accelerated depreciation on wireless communications equipment related to its second generation, or TDMA network, in certain markets. This further depreciation resulted from a more aggressive migration from its TDMA network to its next generation, GSM/ GPRS/ EDGE network, than originally planned in these markets. The impact of this change for the year ended December 31, 2003, was an increase in depreciation expense of approximately $111 million, a decrease to net income (loss) available to common shareholders of approximately $69 million, and a decrease to net income (loss) available to common shareholders per basic and diluted share of approximately $0.03.

     Asset Retirement Obligations

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

      Asset retirement obligations associated with AT&T Wireless Services’ cell site, switch site, retail, and administrative location operating leases are subject to the provisions of this statement. These lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement obligation. AT&T Wireless Services’ initial adoption of this statement on January 1, 2003, did not have a material impact on its results of operations, financial position, or cash flows.

     Software Capitalization

      AT&T Wireless Services capitalizes certain direct development costs associated with internal-use software, including external direct costs of materials and services, and internal payroll costs for employees devoting time to software development. These costs are included in property, plant, and equipment and are amortized on a straight-line basis primarily over three years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

     Other Acquisition-Related Intangible Assets

      Other acquisition-related intangible assets, primarily the values assigned to subscribers acquired, are included in other assets and are amortized on a straight-line basis over five years.

     Valuation of Long-Lived Assets

      Long-lived assets such as property, plant, and equipment, capitalized software, and other acquisition-related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets AT&T Wireless Services intends to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. For assets AT&T Wireless Services intends to dispose of by sale, a loss is recognized for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. AT&T Wireless Services periodically evaluates the useful lives of its wireless communications systems and other equipment based on changes in technology, the rate of migration of AT&T Wireless Services’ subscriber base between its TDMA and GSM/ GPRS/ EDGE networks, and other industry conditions. It is reasonably possible that these assets could become impaired as a result of these factors.

     Licensing Costs

      Licensing costs are primarily incurred to acquire FCC licenses to provide wireless services. Prior to January 1, 2002, amortization of licensing costs began with the commencement of service to customers and was computed using the straight-line method over periods from 25 to 40 years.

      Effective with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, AT&T Wireless Services is no longer amortizing its U.S. licensing costs and is instead testing for impairment at least annually, as these licensing costs are deemed to be intangible assets that have indefinite lives. Although FCC licenses are issued with a stated term, generally 10 years, the renewal of FCC licenses is a routine matter involving a nominal fee and AT&T Wireless Services has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its FCC licenses. FCC licenses that support AT&T Wireless Services’ U.S. strategic plan, which represent a majority of the licensing costs’ carrying value, are aggregated and valued using a discounted cash flow model. AT&T Wireless Services’ nonstrategic U.S. licenses and licenses held by its variable interest entities are valued on a license-by-license basis using primarily comparative market transaction data to determine a fair value. See Notes 3 and 4 for further information regarding the adoption of this standard and the related licensing costs impairment tests.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Capitalized Interest

      AT&T Wireless Services capitalizes interest, which is applicable to the construction of additions to property, plant, and equipment until the assets are ready for use. Capitalized interest associated with property, plant, and equipment is amortized on a straight-line basis over the related assets’ estimated useful lives. AT&T Wireless Services also capitalizes interest associated with the acquisition of licensing costs prior to the commencement of service to customers. Prior to January 1, 2002, capitalized interest associated with U.S. licensing costs was amortized on a straight-line basis over the related licensing costs’ useful lives. Effective with the adoption of SFAS No. 142 on January 1, 2002, capitalized interest associated with U.S. licensing costs is no longer amortized.

     Investments in and Advances to Unconsolidated Subsidiaries

      Equity investments in which AT&T Wireless Services has the ability to exercise significant influence but in which AT&T Wireless Services does not have voting control are accounted for under the equity method. Under the equity method, investments are stated at initial cost and are adjusted for AT&T Wireless Services’ subsequent contributions and distributions, its share of earnings or losses of the investee, foreign currency translation adjustments, if applicable, and any impairment charges recorded. AT&T Wireless Services’ adjustments associated with its share of earnings or losses of the investee, impairment charges and gains or losses on the sale of equity method investments are included in net equity earnings (losses) from investments in unconsolidated subsidiaries. Prior to January 1, 2002, the excess of the carrying value of the investment over the underlying book value of the investee’s net assets was being amortized over periods ranging from 20 to 40 years. Effective with the adoption of SFAS No. 142 on January 1, 2002, AT&T Wireless Services is no longer amortizing the excess carrying value. The excess carrying values are tested in conjunction with the overall review of the total investment balance in the annual impairment reviews discussed below.

      All other equity investments in which AT&T Wireless Services does not have the ability to exercise significant influence are accounted for under the cost method and are adjusted for other than temporary declines in fair value and subsequent contributions and capital distributions. Impairment charges and gains or losses on sales of AT&T Wireless Services’ cost method unconsolidated subsidiaries are included in other income (expense). Cost method investments in marketable securities, which are covered under the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are classified as available-for-sale and are recorded on the balance sheet at fair value. Unrealized gains or losses are included in other comprehensive income (loss), net of any related tax effect.

      AT&T Wireless Services reviews its significant equity and cost method unconsolidated subsidiaries for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, to determine whether a decline in the fair value of an investment below its carrying value is deemed to be other than temporary. AT&T Wireless Services employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments in and advances to unconsolidated subsidiaries. AT&T Wireless Services uses discounted cash flow modeling as well as other available evidence including, but not limited to, quoted market prices, market comparables, and industry multiples to estimate the fair value of its investments. In the event that the carrying value of an investment exceeds its fair value, AT&T Wireless Services evaluates, among other factors, the duration and extent to which the fair value is less than the carrying value; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and AT&T Wireless Services’ intent and ability to hold the investment. See Note 4 for further discussion of the results of these impairment reviews.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Foreign Currency

      Results of operations for AT&T Wireless Services’ international unconsolidated subsidiaries are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities of the international unconsolidated subsidiaries are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in other comprehensive income (loss), net of any related tax effect. Gains and losses from foreign currency transactions are included in the statement of operations.

     Goodwill

      Goodwill is the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations accounted for as a purchase. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods not exceeding 40 years. Effective with the adoption of SFAS No. 142 on January 1, 2002, AT&T Wireless Services is no longer amortizing goodwill, and is instead testing it for impairment at least annually. In the absence of a current transaction for the sale of its business enterprise, AT&T Wireless Services determines fair value for its business enterprise and related goodwill using discounted cash flows. See Notes 3 and 4 for further information regarding the adoption of this standard and the related goodwill impairment tests.

     Mandatorily Redeemable Financial Instruments

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Specifically, it requires that financial instruments within the scope of the statement be classified as liabilities because they embody an obligation of the issuer. Under previous guidance, many of these instruments could be classified as equity or be reflected as mezzanine equity between liabilities and equity on the balance sheet. As a result of the adoption of this statement on July 1, 2003, AT&T Wireless Services reclassified its mandatorily redeemable preferred stock to long-term liabilities within its Consolidated Balance Sheet. Additionally, effective with the adoption and on a prospective basis, the accretion relating to AT&T Wireless Services’ mandatorily redeemable preferred stock is classified as interest expense instead of as a separate line item within its Consolidated Statements of Operations.

     Derivative Instruments

      AT&T Wireless Services uses derivative instruments primarily to manage exposure to fluctuations in interest rates, to lower its overall costs of financing, and to manage the mix of floating- and fixed-rate debt in its portfolio. Derivative instruments are not used for trading or speculative purposes. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. To qualify for hedge accounting treatment, each derivative must be designated as a hedge at inception and evaluated for effectiveness throughout the hedge period. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Changes in fair values of derivative instruments that are not designated as hedging instruments and ineffective portions of hedges, if any, are immediately recognized in the statement of operations.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Hedge accounting is discontinued prospectively if and when it is determined that either the derivative instrument no longer meets the requirements for hedge accounting as defined by SFAS No. 133; the derivative instrument expires or is sold, terminated, or exercised; or management determines that the designation of the derivative instrument as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the derivative instrument will continue to be carried at fair value on the balance sheet, with changes in fair value immediately recognized in the statement of operations, unless the derivative instrument has expired or been sold, terminated, or exercised. The related hedged item will be accounted for as follows, as applicable. Upon discontinuance of a fair value hedge of a recognized asset or liability, the hedged item will no longer be adjusted for changes in fair value. The previously recognized fair value adjustment will continue to be carried on the balance sheet and be amortized into the statement of operations over the remaining life of the underlying hedged item. Upon discontinuance of a hedge of a firm commitment because the hedged item no longer meets the definition of a firm commitment, any asset or liability that was recognized (as a result of an adjustment to the carrying amount for the firm commitment) will be derecognized with the corresponding gain or loss immediately recognized in the statement of operations. Finally, upon discontinuance of a hedge of a forecasted transaction because the transaction is no longer probable of occurring, any gains and losses that were accumulated in other comprehensive income (loss) will be recognized immediately in the statement of operations.

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

     Revenue Recognition

      Wireless services revenue consists primarily of monthly recurring charges, airtime and toll usage charges (domestic and international), roaming charges (domestic and international) billed to both AT&T Wireless Services customers, as well as other wireless service providers, and regulatory fees AT&T Wireless Services passes on to its subscribers. Wireless services revenue also includes revenues not generated from wireless users, which consist primarily of sublease rents, revenues AT&T Wireless Services collects from local exchange carriers for call termination charges, and revenues received from Public Safety Answering Points and governmental oversight agencies for Enhanced 911 Service. Wireless services revenue is recognized as the services are rendered, based upon minutes of use processed and contracted fees, and is net of credits and adjustments for service discounts. Amounts collected in advance of the service period, primarily related to prepaid and pay-in-advance customers, are recorded as unearned revenue and are recognized when earned.

      The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered to and accepted by the end customer or distributor, as this is considered to be a separate earnings process from the sale of wireless services. Cash incentives given to customers or resellers are reflected as a reduction of revenue, unless an identifiable benefit having a determinable fair value is received in exchange. Shipping and handling costs paid to wireless handset and accessory vendors are classified as costs of equipment sales.

      In certain cases, customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized into services revenue over the estimated customer relationship period, which is currently estimated to be three years. Effective July 1, 2003, AT&T Wireless Services adopted Emerging

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issues Task Force (EITF) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and is applying it on a prospective basis. This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. In certain cases, the sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables. As a result, certain activation revenues (which were previously classified as services revenue) are no longer deferred and are instead recognized as equipment revenue when the handset is delivered to and accepted by the end customer. AT&T Wireless Services’ initial adoption of this consensus did not have a material impact on its results of operations, financial position, or cash flows.

     Advertising and Promotional Costs

      Costs of advertising and promotions are expensed as incurred. Advertising and promotional expenses were $876 million, $847 million, and $888 million in 2003, 2002, and 2001, respectively.

Restructuring Costs

      A liability for employee separation costs under an ongoing benefit plan is accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated, in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43.” Prior to January 1, 2003, liabilities for costs directly associated with exiting an activity were recognized when management committed to an exit plan in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Effective with the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003, which nullified EITF Issue No. 94-3, a liability for a cost associated with an exit or disposal activity, excluding employee separation costs under an ongoing benefit plan, is recognized at fair value when the liability is incurred. AT&T Wireless Services’ initial adoption of this statement on January 1, 2003, did not have a material impact on its results of operations, financial position, or cash flows.

Deferred Financing Costs

      Debt financing costs are capitalized and amortized as interest expense over the terms of the underlying obligation. These deferred financing costs are included in other assets.

Income Taxes

      AT&T Wireless Services recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory rates in effect for the year in which the differences are expected to reverse. Pursuant to the provisions of SFAS No. 109, “Accounting For Income Taxes,” AT&T Wireless Services provides valuation allowances for deferred tax assets for which it does not consider realization of such assets to be more likely than not. See Note 12 for further information regarding AT&T Wireless Services’ income taxes.

Stock-Based Compensation Expense

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” AT&T Wireless Services measures compensation expense for its stock-based employee compensation plans, described further in Note 14, using the intrinsic value method prescribed by the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” AT&T Wireless Services has adopted the disclosure-

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

only provisions of SFAS No. 123. The following table illustrates the effect on net income (loss) available to common shareholders and income (loss) per basic and diluted share if AT&T Wireless Services had elected to recognize compensation costs based on the fair value at the date of grant for AT&T Wireless Services common stock awards granted subsequent to the split-off from AT&T in 2001, AT&T Wireless Group tracking stock awards granted to AT&T Wireless Services employees prior to the split-off, AT&T common stock awards granted to AT&T Wireless Services employees prior to the split-off, and AT&T Wireless Services shares issued under the Employee Stock Purchase Plan (ESPP) consistent with the provisions of SFAS No. 123 (see Note 14 for assumptions used in the fair value method):

	For the Years Ended
	December 31,

	2003	2002	2001

	(In Millions, Except
	Per Share Amounts)
Reported net income (loss) available to common shareholders	$429	$(2,342)	$(963)
Add: Total stock-based employee compensation expense included in reported net income (loss) available to common shareholders, net of any related tax effect	5	4	3
Less: Total stock-based employee compensation expense determined under the fair value method for all employee stock awards, net of any related tax effect	164	362	192

Adjusted net income (loss) available to common shareholders	$270	$(2,700)	$(1,152)

Income (loss) per basic and diluted share:
Reported net income (loss) available to common shareholders	$0.16	$(0.87)	$(0.38)
Adjusted net income (loss) available to common shareholders	$0.10	$(1.00)	$(0.46)

Issuance of Common Stock by Affiliates

      Changes in AT&T Wireless Services’ proportionate share of the underlying equity of a subsidiary or equity method unconsolidated subsidiary which result from the issuance of additional equity securities by such entity are recognized as increases or decreases in additional paid-in capital.

Guarantees

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” This Interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. AT&T Wireless Services’ initial adoption of this statement on January 1, 2003, did not have a material impact on its results of operations, financial position, or cash flows. Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in AT&T Wireless Services’ financial statements. See Note 21 for additional disclosures related to indemnifications made by AT&T Wireless Services.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for certain items such as unbilled revenues; allowance for doubtful accounts; employee compensation programs; business restructuring accruals; depreciation and amortization lives; property, plant, and equipment valuation allowances; asset retirement obligations; legal and tax contingencies; inventory values; valuations of investments and determining when investment impairments are other than temporary; intangible assets, including fair value determinations; and deferred tax assets, including tax valuation allowances. Estimates are based on historical experience, where applicable, and other assumptions that management believes are reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. Additionally, estimates are used when recording the fair values of assets and liabilities assumed in a purchase business combination.

3.	Goodwill and Other Intangible Assets

      Effective January 1, 2002, AT&T Wireless Services adopted SFAS No. 142. SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition, as well as how they are to be accounted for after they have been initially recognized in the financial statements.

      Effective with the adoption of this standard, AT&T Wireless Services is no longer amortizing acquired goodwill and excess net book value associated with its equity method unconsolidated subsidiaries. Additionally, AT&T Wireless Services was required to reassess the useful lives of its other intangible assets, which consist primarily of FCC licensing costs and the values assigned to subscribers acquired. Although FCC licenses are issued with a stated term, generally 10 years, the renewal of FCC licenses is a routine matter involving a nominal fee and AT&T Wireless Services has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its FCC licenses. As such, effective with the adoption of SFAS No. 142, AT&T Wireless Services is no longer amortizing licensing costs of U.S. consolidated subsidiaries as these licensing costs are deemed to be intangible assets that have indefinite lives. Prospectively, AT&T Wireless Services will continue to periodically reevaluate its determination of an indefinite useful life with regard to FCC licenses. AT&T Wireless Services’ unconsolidated subsidiaries completed a similar assessment for their licensing costs. AT&T Wireless Services’ U.S. and Canadian unconsolidated subsidiaries also determined that their licensing costs have indefinite lives and ceased amortization of those costs. AT&T Wireless Services also reassessed the useful life of its indefinite lived intangible assets associated with subscribers acquired and determined that a five-year life continued to be appropriate at the time of adoption.

      Upon adoption, SFAS No. 142 required a transitional impairment test using a fair value approach for acquired goodwill and other intangible assets deemed to have indefinite lives. Goodwill is to be evaluated for impairment using a two-step test. The first step consists of a review for potential impairment, while the second step, if required, calculates the amount of impairment, if any. Upon adoption of this standard, AT&T Wireless Services completed a transitional impairment test for its acquired goodwill, determining fair value using primarily a discounted cash flow model. AT&T Wireless Services determined that it has one reporting unit for purposes of testing goodwill, and therefore, the discounted cash flow model was largely a function of the cash flows of the business enterprise. The determined fair value of the transitional impairment test was sufficient to pass the first step of the impairment test, and therefore, the second step was not performed and no impairment was recorded. The premise of the discounted cash flow model was based upon AT&T Wireless Services’

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

internal plans related to the future cash flows of its primary assets. The model assumed no step-up in basis of the assets and depreciation was carried over at current levels. In order to assess the fair value of AT&T Wireless Services in its entirety, following the calculation of the discounted cash flows of its primary assets, the fair value of the interest-bearing debt was deducted and the fair values of the assets not contributing to the discounted cash flows of AT&T Wireless Services’ primary assets, primarily unconsolidated subsidiaries, and cash, were added to derive the fair value of AT&T Wireless Services’ total net assets. However, this method of determining fair value would not have necessarily equated to the implied fair value that might have been derived from using the market price of AT&T Wireless Services common stock.

      AT&T Wireless Services also completed a transitional impairment test for U.S. licensing costs, calculating fair value using primarily a discounted cash flow model, and determined that there was no impairment to be recorded. The discounted cash flow model estimates the required resources and eventual returns from the build-out of an operational network and acquisitions of customers, starting with only FCC licenses. In this manner, the cash flows are isolated as specifically pertaining to the FCC licenses. A majority of the U.S. licensing costs were tested for impairment on an aggregate basis, which is consistent with the management of the business and national scope of operations.

      During the first quarter of 2002, AT&T Wireless Services recorded a cumulative effect of change in accounting principle of $166 million, net of tax, associated with its portion of transitional impairment losses recognized by its equity method unconsolidated subsidiaries upon adoption of SFAS No. 142. Of the total after-tax charge, $72 million and $7 million represented AT&T Wireless Services’ proportionate share of impairments recognized by TeleCorp PCS, Inc. (TeleCorp) of its licensing costs and goodwill, respectively. The remaining $87 million represented AT&T Wireless Services’ proportionate share of an impairment of licensing costs recognized by American Cellular Corporation (ACC). See Note 4 for additional impairment charges recognized by AT&T Wireless Services’ equity method unconsolidated subsidiaries subsequent to adoption.

      On a prospective basis, AT&T Wireless Services is required to test both acquired goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, for impairment on an annual basis based upon a fair value approach. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If AT&T Wireless Services’ market value is less than its book value for an extended period of time, it could trigger the need for impairment tests of acquired goodwill between annual tests. Other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. During the third quarters of 2003 and 2002, AT&T Wireless Services completed its annual impairment tests for both acquired goodwill and U.S. licensing costs using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002. Such testing resulted in no impairment charges to goodwill, as the determined fair value was in both cases sufficient to pass the first step impairment test.

      In the absence of a current transaction for the sale of its business enterprise, AT&T Wireless Services believes a discounted cash flow (DCF) model, rather than the market price of its common stock, is the best technique with which to estimate the fair value of its business enterprise. As such, AT&T Wireless Services utilized a DCF model to estimate the fair value of its business enterprise for its transitional impairment test as of January 1, 2002 and for the annual impairment tests performed during the third quarters of 2002 and 2003. The closing price of AT&T Wireless Services common stock as of the last business day of the month was $5.65, $6.60, $8.21, $8.18, and $7.99 for the quarters ended December 31, 2002, March 31, 2003, June 30,

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, September 30, 2003, and December 31, 2003, respectively, reflecting market capitalizations that were significantly lower than our fair values as determined using discounted cash flows. If market prices (adjusted for items that may affect the fair value of the reporting unit, such as a control premium) were used to derive the fair value of AT&T Wireless Services’ business enterprise instead of a DCF model, it could result in a lower fair value of the business enterprise. This lower fair value might result in an impairment charge that might not otherwise result from using a DCF model. While AT&T Wireless Services does not use its market price to determine the fair value of its reporting unit, AT&T Wireless Services expects convergence between its market capitalization and DCF valuation to occur over time. This convergence was evidenced during the first quarter of 2004.

      The annual reassessments of AT&T Wireless Services’ licensing costs during the third quarters of 2003 and 2002 resulted in total pretax impairment charges of $83 million and $1,329 million, respectively. See Note 4 for further information regarding these tests.

      On January 22, 2004, AT&T Wireless Services announced that its board of directors was exploring strategic alternatives. On February 17, 2004, AT&T Wireless Services and Cingular and certain of its affiliates signed an agreement such that, subject to certain conditions, Cingular would acquire AT&T Wireless Services for approximately $41 billion, which AT&T Wireless Services deems to reflect fair value. The announcement in January, along with the agreement signed in February, constituted triggering events under SFAS No. 142 requiring AT&T Wireless Services to perform impairment tests for both its goodwill and strategic licensing costs. AT&T Wireless Services determined the fair value of its business enterprise based upon the fair value of $41 billion reflected in the agreement. As the business enterprise fair value of $41 billion exceeded its net book value, the first step of the goodwill impairment test was passed and no impairment was recorded. AT&T Wireless Services determined the fair value of its strategic licensing costs, using DCF models that took into consideration its business enterprise fair value. This test resulted in no impairment charges for AT&T Wireless Services’ strategic licensing costs.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides a reconciliation of the reported net income (loss) available to common shareholders to an adjusted income (loss) before cumulative effect of change in accounting principle and basic and diluted earnings per share assuming that SFAS No. 142 had been adopted as of January 1, 2001:

	For the Years Ended
	December 31,

	2002	2001

	(In Millions, Except
	Per Share Amounts)
Reported net (loss) income available to common shareholders	$(2,342)	$(963)
Accretion of mandatorily redeemable preferred stock	18	—
Dividend requirements on preferred stock held by AT&T, net	—	76

Net (loss) income	(2,324)	(887)
Cumulative effect of change in accounting principle, net of tax	166	—

Reported (loss) income before cumulative effect of change in accounting principle	(2,158)	(887)
Add back amortization, net of tax:
Goodwill	—	105
Licensing costs	—	233
Excess net book value of equity method unconsolidated subsidiaries	—	40

Adjusted (loss) income before cumulative effect of change in accounting principle	$(2,158)	$(509)

Basic and diluted earnings per share:
Reported net (loss) income available to common shareholders	$(0.87)	$(0.38)
Accretion of mandatorily redeemable preferred stock	—	—
Dividend requirements on preferred stock held by AT&T, net	—	0.03

Net (loss) income	(0.87)	(0.35)
Cumulative effect of change in accounting principle, net of tax	(0.06)	—

Reported (loss) income before cumulative effect of change in accounting principle	(0.81)	(0.35)
Add back amortization, net of tax:
Goodwill	—	0.04
Licensing costs	—	0.09
Excess net book value of equity method unconsolidated subsidiaries	—	0.02

Adjusted (loss) income before cumulative effect of change in accounting principle	$(0.81)	$(0.20)

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides a rollforward of goodwill for the years ended December 31, 2002 and 2003:

(In Millions)

Goodwill balance as of December 31, 2001.	$4,712
Net impact of market acquisitions and dispositions (see Note 10)	2,487

Goodwill balance as of December 31, 2002.	$7,199

Net impact of market exchanges and dispositions (see Note 10)	191

Goodwill balance as of December 31, 2003.	$7,390

      Intangible assets with indefinite lives at December 31, 2003 and 2002, consisted of U.S. licensing costs of $14,492 million and $13,949 million, respectively. Amortizable intangible assets at December 31, 2003 and 2002, consisted of values assigned to subscribers acquired of $304 million (net of accumulated amortization of $378 million), and $344 million (net of accumulated amortization of $251 million), respectively. Intangible assets related to subscribers acquired are being amortized on a straight-line basis over five years. Pretax amortization expense for the years ended December 31, 2003 and 2002, totaled $127 million and $118 million, respectively. The aggregate pretax amortization expense for the years ended December 31, 2004, 2005, 2006, 2007, and 2008, are estimated to be $125 million, $102 million, $42 million, $22 million, and $13 million, respectively.

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

      AT&T Wireless Services completed its annual impairment tests for both goodwill and U.S. licensing costs during the third quarters of 2003 and 2002, using methodologies consistent with those applied at the time of the initial adoption of SFAS No. 142 on January 1, 2002. Such testing resulted in no impairment charges to goodwill in the third quarters of 2003 and 2002 as the fair value calculated using a discounted cash flow model was sufficient to pass the first step of the impairment test as defined by SFAS No. 142. FCC licenses that support AT&T Wireless Services’ U.S. strategic plan, which represent a majority of the licensing costs’ carrying value, were aggregated and valued using a discounted cash flow model. AT&T Wireless Services’ nonstrategic U.S. licenses and licenses held by its variable interest entities (see Note 2) were valued on a license-by-license basis using primarily comparative market transaction data to determine a fair value. These tests resulted in total pretax impairment charges of $83 million and $1,329 million, recorded during the third quarters of 2003 and 2002, respectively, within impairment of licensing costs. The $83 million impairment charge in 2003 included $26 million related to AT&T Wireless Services’ nonstrategic licenses and $57 million for licenses held by AT&T Wireless Services’ variable interest entities. No impairment charge was recorded during 2003 related to AT&T Wireless Services’ strategic licenses. AT&T Wireless Services believes that the declines in the fair values of its nonstrategic licenses and licenses held by its variable interest entities during 2003 were reflective of recent comparable licensing transactions that have occurred in the market. The $1,329 million impairment charge in 2002 included $1,283 million related to AT&T Wireless Services’ strategic licenses and $46 million related to AT&T Wireless Services’ nonstrategic licenses. AT&T Wireless Services believes that the decline in the fair value of its strategic licenses during 2002 was due principally to uncertainty about industry prospects in light of continuing price competition, slowing subscriber growth, and

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the continued weakness of the U.S. economy. These impairment charges did not impact any of AT&T Wireless Services’ debt covenants.

Impairment of Licensing Costs of Equity Method Unconsolidated Subsidiaries

      AT&T Wireless Services recognized pretax losses of $349 million in the third quarter of 2002 associated with its portion of impairment charges recognized by its equity method unconsolidated subsidiaries as a result of their annual impairment tests of U.S. licensing costs as required by SFAS No. 142. These pretax charges consisted of $240 million, $84 million, and $25 million for AT&T Wireless Services’ proportionate share of impairments of licensing costs recognized by Cascade Wireless, LLC (Cascade), Alaska Native Wireless, LLC (ANW), and Lewis and Clark Communications, LLC, respectively. These charges are included in net equity earnings (losses) from investments in unconsolidated subsidiaries for the year ended December 31, 2002. Effective with the adoption of FASB Interpretation No. 46 in April 2003 (see Note 2), these entities were consolidated and therefore, the licenses of these entities are now reviewed in conjunction with AT&T Wireless Services’ annual review of licensing costs of consolidated subsidiaries.

Impairment Charges of Equity Method Unconsolidated Subsidiaries

      During the third quarter of 2003, AT&T Wireless Services recognized a pretax impairment charge of $62 million within net equity earnings (losses) from investments in unconsolidated subsidiaries associated with its nonstrategic investment in Far EasTone Telecommunications, Ltd (Far EasTone). This impairment charge was recognized due to a decline in the fair value of the investment that management deemed to be other than temporary. See Note 11 for a discussion of AT&T Wireless Services’ sale of its equity interest in Far EasTone during the fourth quarter of 2003.

      During the third quarter of 2002, AT&T Wireless Services recognized $464 million of pretax impairment charges due to declines in the fair values of several equity method unconsolidated subsidiaries that management deemed to be other than temporary. The majority of the total pretax charge represented impairments of investments in Rogers Wireless Communications Inc. (Rogers Wireless), EuroTel Praha, spol. s.r.o. (EuroTel Praha), BPL Cellular Ltd. (BPL), and Cascade of $232 million, $185 million, $24 million, and $20 million, respectively. These charges were included in net equity earnings (losses) from investments in unconsolidated subsidiaries for the year ended December 31, 2002. See Note 11 for a discussion of AT&T Wireless Services’ sales of its equity interests in EuroTel Praha and BPL.

      During the second quarter of 2002, AT&T Wireless Services recognized a $120 million pretax impairment charge in net equity earnings (losses) from investments in unconsolidated subsidiaries associated with its investment in ACC Acquisition LLC, which is the parent company of ACC. This impairment represented a write-off of AT&T Wireless Services’ remaining investment balance. The impairment charge was recognized due to a reassessment of the fair value of AT&T Wireless Services’ investment following ACC’s failure to comply with the total debt leverage ratio covenant contained in ACC’s bank credit facility. See Note 11 for discussion of AT&T Wireless Services’ withdrawal from ACC Acquisition LLC during 2003.

      During the fourth quarter of 2001, AT&T Wireless Services recognized $107 million of pretax impairment charges in net equity earnings (losses) from investments in unconsolidated subsidiaries associated with declines in the fair values of AT&T Wireless Services’ equity method unconsolidated investments in Rogers Wireless and BPL of $63 million and $44 million, respectively, as management deemed these declines to be other than temporary.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment Charges of Cost Method Unconsolidated Subsidiaries

      During the third quarter of 2002, AT&T Wireless Services recognized a $187 million pretax impairment charge related to its cost method investment in Dobson Communications Corporation (Dobson) due to a decline in fair value of the investment that management deemed to be other than temporary. Of the total pretax charge, $173 million related to AT&T Wireless Services’ investment in Dobson’s Series AA preferred stock and $14 million to AT&T Wireless Services’ remaining investment in Dobson’s common stock. Additionally, in the first quarter of 2002, AT&T Wireless Services recorded a pretax impairment charge of $57 million related to its common stock investment in Dobson due to a decline in the quoted market price of Dobson’s common stock that management deemed to be other than temporary. These charges were included in other income (expense) for the year ended December 31, 2002. See Note 10 for a discussion of the transaction involving AT&T Wireless Services’ investment in Dobson’s Series AA preferred stock and Note 11 for a discussion of the sale of its shares of Dobson common stock during 2003.

5.	Restructuring Charge

      During 2003, AT&T Wireless Services launched a companywide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and margins. As part of this initiative and in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43,” AT&T Wireless Services recorded business restructuring charges for workforce reductions, including reductions resulting from AT&T Wireless Services’ plans to consolidate national corporate functions primarily in Redmond, Washington, and northern New Jersey. These charges totaled $88 million, including $31 million recorded during the fourth quarter, related to employee separation costs, and are reflected in the Consolidated Statements of Operations as $83 million in selling, general, and administrative expenses and $5 million in costs of services. As of December 31, 2003, approximately 3,900 employees were expected to be separated in conjunction with these plans, of which approximately 60 percent were exempt employees and 40 percent were nonexempt employees. The majority of these employee separations will be involuntary, although approximately 20 percent of the workforce reductions are anticipated to be the result of employees who decline the opportunity to relocate. Several hundred of those positions will be filled in AT&T Wireless Services’ consolidated headquarters. The employee separation number is not adjusted for anticipated hiring to fill these positions. Approximately 1,200 employees had left their positions as of December 31, 2003.

      The following table displays the activity and balances of the restructuring reserve, which is reflected in payroll and benefit-related liabilities on the Consolidated Balance Sheet:

Employee Separation

(In Millions)
Balance at December 31, 2002	$—
Additions	88
Payments	(24)

Balance at December 31, 2003	$64

6.	Discontinued Operations

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

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” the Consolidated Financial Statements of AT&T Wireless Services reflect the fixed wireless business as discontinued operations for all periods presented. Accordingly, the revenue, costs and expenses, and cash flows of the fixed wireless business have been excluded from the respective captions in the statements of operations and statements of cash flows and have been reported as income (loss) from discontinued operations, net of applicable taxes and as net cash used in discontinued operations for all periods presented.

      Revenue from discontinued operations was $1 million and $19 million for 2002 and 2001, respectively. AT&T Wireless Services completed the disposal of the fixed wireless business during 2002. During 2002, AT&T Wireless Services recorded after-tax gains on disposal of the fixed wireless business totaling $47 million. The gains consisted of adjustments to the recoverability of assets and accruals associated with exit costs from the fixed wireless business and are reflected in income from discontinued operations.

7.	NTT DoCoMo Investment

      In January 2001, NTT DoCoMo, Inc. (DoCoMo), a leading Japanese wireless communications company, invested $9.8 billion in a security of AT&T that, like AT&T Wireless Group tracking stock, was intended to reflect a portion of the financial performance and economic value of AT&T Wireless Group. AT&T Wireless Services was allocated $6.1 billion of the net proceeds from AT&T. AT&T retained the remaining $3.6 billion of the net DoCoMo investment proceeds as consideration for the reduction in AT&T’s retained portion of AT&T Wireless Services’ value. In conjunction with the split-off, DoCoMo’s investment was converted into 406 million shares, or approximately 16 percent, of AT&T Wireless Services’ common stock. These shares were recorded at their fair value as of the date of the split-off due to redemption rights held by DoCoMo and are reflected as mandatorily redeemable common stock as of December 31, 2003 and 2002. The redemption values of these shares as of December 31, 2003 and 2002, were approximately $11.4 billion and $10.7 billion, respectively. As part of its January 2001 investment, DoCoMo also received warrants with an exercise price of $35 per AT&T Wireless Group tracking share equivalent, which, in conjunction with the split-off, were converted into warrants to purchase AT&T Wireless Services’ common stock at $35 per share. Prior to an amendment to the warrant terms in December 2001, these warrants were considered to be derivative financial instruments and were adjusted to their fair value through AT&T Wireless Services’ results of operations. In December 2001, the terms of the warrants were amended, which resulted in the fair value of the warrants as of the amendment date to be reclassified from other long-term liabilities to additional paid-in capital. Additionally, this amendment eliminated future fair value adjustments. See Note 10 for discussion of DoCoMo’s exercise of their preemptive right in conjunction with AT&T Wireless Services’ acquisition of TeleCorp. See Note 21 for a discussion of DoCoMo’s redemption rights, which were amended in December 2002.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Supplementary Financial Information

Supplementary Statement of Operations Information

	For the Years Ended
	December 31,

	2003	2002	2001

	(In Millions)
DEPRECIATION AND AMORTIZATION
Depreciation	$2,764	$2,366	$1,760
Amortization of licensing costs	1	—	378
Amortization of goodwill	—	—	135
Amortization of internal-use software and other intangible assets	416	385	229

Depreciation and amortization	$3,181	$2,751	$2,502

OTHER INCOME (EXPENSE)
Interest income	$48	$74	$278
Net gains on sale/exchange of assets, businesses, and cost method unconsolidated subsidiaries	46	42	—
Net revaluation of securities	—	—	73
Minority interests in consolidated subsidiaries	(8)	(2)	24
Losses from impairments of cost method unconsolidated subsidiaries	—	(245)	(20)
Losses on early extinguishments of debt	(55)	(20)	—
Miscellaneous, net	1	28	19

Other income (expense)	$32	$(123)	$374

DEDUCTED FROM INTEREST EXPENSE
Capitalized interest	$62	$95	$141

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Balance Sheet Information

	At December 31,

	2003	2002

	(In Millions)
PROPERTY, PLANT, AND EQUIPMENT, NET
Wireless communications systems and other equipment	$22,459	$18,465
Land, buildings, and improvements	825	804
Construction in progress	2,193	4,009
Internal-use software	1,043	795

Total property, plant, and equipment	26,520	24,073
Accumulated depreciation and amortization	(10,146)	(7,810)

Property, plant, and equipment, net	$16,374	$16,263

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net revaluation of investments, net of any related tax effect	$2	$—
Net revaluation of financial instruments, net of any related tax effect	(59)	(66)
Net foreign currency translation adjustments, net of any related tax effect	66	8

Accumulated other comprehensive income (loss), net of any related tax effect	$9	$(58)

Supplementary Cash Flow Information

	For the Years Ended
	December 31,

	2003	2002	2001

	(In Millions)
Interest payments, net of amounts capitalized	$(841)	$(600)	$(202)
Income tax refunds (payments) including NOL carryback refunds	1,020	(89)	(130)
Reclassification of mandatorily redeemable common stock and warrants held by DoCoMo effective with the split-off	—	—	7,824
Reclassification of common stock warrants held by DoCoMo to additional paid-in capital	—	—	88
Non-cash accruals for property, plant, and equipment as of December 31	675	384	623

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings per Share

      The following table presents the computation of income (loss) per basic and diluted share:

	For the Years Ended
	December 31,

	2003	2002	2001

	(In Millions, Except
	Per Share Amounts)
Income (loss) from continuing operations	$442	$(2,205)	$200
Less: Accretion of mandatorily redeemable preferred stock	13	18	—
Dividend requirements on preferred stock held by AT&T, net	—	—	76

Income (loss) from continuing operations available to common shareholders	429	(2,223)	124
Income (loss) from discontinued operations	—	47	(1,087)
Cumulative effect of change in accounting principle	—	(166)	—

Net income (loss) available to common shareholders	$429	$(2,342)	$(963)

Weighted average common shares outstanding(1)	2,713	2,686	2,530
Net effect of dilutive stock options(2)	2	—	2

Weighted average common shares and equivalents outstanding	2,715	2,686	2,532

Income (loss) per basic and diluted share:
Income (loss) from continuing operations available to common shareholders	$0.16	$(0.82)	$0.05
Income (loss) from discontinued operations	—	0.01	(0.43)
Cumulative effect of change in accounting principle	—	(0.06)	—

Net income (loss) available to common shareholders	$0.16	$(0.87)	$(0.38)

(1)	Weighted average common shares outstanding for periods prior to the split-off assume that all of the shares outstanding effective with the split-off, including the 406 million shares issued to DoCoMo, were outstanding for those periods.

(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to the loss recognized from continuing operations available to common stockholders during the year ended December 31, 2002, the effect of dilutive stock options and the 41.7 million warrants issued to DoCoMo in January 2001 (see Note 7) were considered to be antidilutive, and therefore were not included in the calculation of diluted earnings per share. As of December 31, 2003, 2002, and 2001, there were 200 million, 212 million, and 139 million, respectively, AT&T Wireless Services common stock options outstanding, as well as the 41.7 million warrants issued to DoCoMo, that were antidilutive and therefore were excluded from the calculation of diluted earnings per share.

10.	Acquisitions and Dispositions

      During 2003, 2002, and 2001, AT&T Wireless Services completed certain transactions as part of its overall strategy to expand its wireless footprint and divest itself of nonstrategic assets.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions and Exchanges of Assets and Businesses

      The following tables present information about significant acquisitions and exchanges by AT&T Wireless Services for the years ended December 31, 2003 and 2002. There were no significant acquisitions or exchanges made by AT&T Wireless Services during the year ended December 31, 2001. All of the following acquisitions were accounted for as purchases in accordance with SFAS No. 141, “Business Combinations.” The results of each entity acquired have been included in the Consolidated Financial Statements of AT&T Wireless Services since their respective acquisition dates.

      For the Year Ended December 31, 2003:

Assets (Liabilities) Acquired

			Other
	Purchase	Licensing	Acquisition-Related	Other	Net
	Price(1)	Costs(7)	Intangible Assets(7)	Consideration	Tangible Assets	Goodwill(7)

	(In Millions)
Various(2),(3),(4)	$546	$166	$83	$13	$92	$192

      For the Year Ended December 31, 2002:

Assets (Liabilities) Acquired

			Other
	Purchase	Licensing	Acquisition-Related	Other	Net Tangible	Long-Term	Long-Term
	Price(1)	Costs(7)	Intangible Assets(7)	Consideration	Assets	Debt	Deferred Tax Asset	Goodwill(7)

	(In Millions)
TeleCorp PCS, Inc(5)	$2,414	$1,952	$94	$(460)	$985	$(2,756)	$112	$2,487
Philadelphia(6)	285	170	31	84	—	—	—	—

(1)	Purchase price includes cash, the fair value of AT&T Wireless Services common stock and mandatorily redeemable preferred stock issued, and the fair value of assets exchanged, as applicable.

(2)	On November 3, 2003, Pinnacle Cellular Limited Partnership (Pinnacle) was dissolved and the assets were distributed to the partners. AT&T Wireless Services had a 50 percent ownership interest in Pinnacle, which held primarily a noncontrolling interest in the Pittsburgh, Pennsylvania, market and a controlling interest in several markets in Arkansas. Prior to the dissolution, AT&T Wireless Services accounted for this investment under the equity method. In the distribution, AT&T Wireless Services received the noncontrolling Pittsburgh interest, which increased AT&T Wireless Services’ direct interest in the Pittsburgh market to 100 percent. The fair value of the distribution totaled $185 million, which resulted in AT&T Wireless Services recording a pretax gain of approximately $56 million in the fourth quarter of 2003 within net equity earnings (losses) from investments in unconsolidated subsidiaries. Other consideration includes the reduction of the minority interest liability related to the Pittsburgh market previously recorded by AT&T Wireless Services as this market was consolidated by AT&T Wireless Services prior to the distribution of the remaining noncontrolling interest.

(3)	On August 1, 2003, AT&T Wireless Services completed an exchange transaction with U.S. Cellular Corporation. AT&T Wireless Services transferred cash and wireless licenses in the Midwest and Northeast to U.S. Cellular Corporation. In exchange, AT&T Wireless Services received operating assets in Florida and Georgia. The fair value of the exchange totaled $199 million, which resulted in AT&T Wireless Services recording a net pretax loss of $13 million in connection with this transaction.

(4)	On June 17, 2003, AT&T Wireless Services completed a transaction with a subsidiary of Dobson. AT&T Wireless Services transferred to Dobson its operating assets in two Alaska markets and its shares of

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dobson Series AA preferred stock. In exchange, AT&T Wireless Services received Dobson’s operating assets in two California markets. The fair value of the exchange totaled $162 million, which resulted in AT&T Wireless Services recording a pretax gain of $39 million in connection with this transaction.

(5)	On February 15, 2002, AT&T Wireless Services acquired the remaining 77 percent of TeleCorp that it did not previously own. As a result of the closing of the acquisition, AT&T Wireless Services no longer treats its previously owned interest in TeleCorp as an equity method unconsolidated subsidiary. The purchase of TeleCorp was consistent with AT&T Wireless Services’ strategy to expand its footprint in major markets in North America through acquisitions of wireless carriers where there were opportunities to improve operating results. TeleCorp provided wireless voice services in portions of the Midwestern and Southeastern United States, areas which complemented AT&T Wireless Services’ footprint of licenses and service territory in the United States.

The aggregate purchase price totaled $2,414 million, including $2,266 million of AT&T Wireless Services common stock issued (146 million shares), $133 million of AT&T Wireless Services mandatorily redeemable preferred stock issued (233,000 shares), and $15 million in cash. The fair value of the 146 million common shares issued was determined based upon the average market price of AT&T Wireless Services common stock over the five-day trading period before and after the terms of the acquisition were agreed to and announced. The fair value of the mandatorily redeemable preferred stock issued was based upon the present value of future discounted cash flows as of the acquisition date.

Other consideration associated with the acquisition included the following items: (1) $208 million of AT&T Wireless Services’ unconsolidated investment balance which represented its 23 percent ownership interest in TeleCorp immediately prior to the acquisition; (2) $318 million of notes receivable made to TeleCorp, including $100 million made in January 2002, which, subsequent to the acquisition, were terminated; and (3) elimination of AT&T Wireless Services’ long-term and short-term liabilities totaling $66 million associated with deferred brand revenue from TeleCorp which existed as of the acquisition date.

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

(6)	On April 1, 2002, AT&T Wireless Services completed its acquisition of the remaining 49 percent minority interest in the Philadelphia market owned by Exelon Corp. for $285 million in cash. The acquisition of the remaining 49 percent interest was treated as a step-acquisition, in accordance with SFAS No. 141, “Business Combinations.” Other consideration includes the reduction of the minority interest liability previously recorded by AT&T Wireless Services as this market was consolidated prior to the acquisition of the remaining 49 percent interest.

(7)	In accordance with SFAS No. 142, goodwill and U.S. licensing costs are not amortized. Instead, AT&T Wireless Services tests these items for impairment as part of its annual impairment tests of goodwill and U.S. licensing costs (see Notes 3 and 4). $2.7 million of the goodwill recorded is deductible for tax purposes. Other acquisition-related intangible assets include the fair values assigned to the subscribers acquired and are being amortized on a straight-line basis over five years.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma consolidated results of operations for the years ended December 31, 2002 and 2001, assume the TeleCorp acquisition had been completed on January 1, 2001:

	For the Years Ended
	December 31,

	2002	2001

	(Unaudited)

	(In Millions,
	Except Per Share
	Amounts)
Revenue	$15,716	$14,220
Loss before cumulative effect of change in accounting principle available to common shareholders	$(2,244)	$(1,284)
Loss before cumulative effect of change in accounting principle available to common shareholders per share — basic and diluted	$(0.83)	$(0.47)
Net loss available to common shareholders	$(2,331)	$(1,284)
Net loss available to common shareholders per share — basic and diluted	$(0.86)	$(0.47)

      Unaudited pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

Dispositions of Assets

      During the fourth quarter of 2002, AT&T Wireless Services sold wireless licenses in Norfolk, Richmond, and Roanoke, Virginia, to Triton PCS, Inc. for $65 million in cash. AT&T Wireless Services recognized a pretax gain of $38 million upon closing of the sale, which was recorded in other income (expense). See Note 11 for further discussion of AT&T Wireless Services’ equity investment in Triton PCS Holding, Inc., the parent company of Triton PCS, Inc.

      See Note 11 for discussions related to dispositions of unconsolidated subsidiaries.

Transaction Subsequent to December 31, 2003

      In February 2004, AT&T Wireless Services completed the purchase of U.S. Cellular Corporation’s operating properties in south Texas for $95 million in cash.

11.	Investments in and Advances to Unconsolidated Subsidiaries

      AT&T Wireless Services holds investments in and has made advances to ventures, corporations, and partnerships that provide AT&T Wireless Services access to additional U.S. and international wireless markets. Substantially all of these investments, excluding the variable interest entities for which AT&T Wireless Services is deemed to be the primary beneficiary, are accounted for under the equity method.

      At December 31, 2003 and 2002, AT&T Wireless Services had investments in equity method unconsolidated subsidiaries of $1,167 million and $2,185 million, respectively, of which $1,119 million and $1,495 million, respectively, related to international investments. The year-over-year decline in investment balances is primarily a result of the sale of several investments discussed below and the consolidation of several investments in conjunction with the adoption of FIN 46 effective April 1, 2003 (see Note 2). At December 31, 2003 and 2002, the carrying value of investments accounted for under the equity method exceeded AT&T Wireless Services’ share of the underlying reported net assets by $519 million and $891 million, respectively. Pretax gains associated with the sale of unconsolidated subsidiaries included in net equity earnings (losses) from investments in unconsolidated subsidiaries were $170 million, zero, and $462

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million in 2003, 2002, and 2001, respectively. AT&T Wireless Services received cash distributions from its equity method unconsolidated subsidiaries of $330 million, $343 million, and $659 million for the years ended December 31, 2003, 2002, and 2001, respectively. The cash distributions for the year ended December 31, 2003, primarily related to the cash proceeds associated with the sale of EuroTel Praha. The cash distributions for the year ended December 31, 2002, primarily included distributions from ANW as a result of the amendment to the terms of the venture with ANW during 2002 (see Note 21). The cash distributions for the year ended December 31, 2001, primarily included the cash proceeds associated with the sale of AT&T Wireless Services’ interest in Japan Telecom.

Equity Method Unconsolidated Subsidiaries

      Ownership of significant entities accounted for under the equity method is as follows:

	At December 31,

	2003		2002

U.S.
ACC Acquisition LLC	N/A	(1)	50.00%	(1)
Alaska Native Wireless, LLC	N/A	(2)	38.18%	(2)
Cascade Wireless, LLC	N/A	(3)	85.00%	(3)
Cincinnati Bell Wireless, LLC	19.90%	(4)	19.90%	(4)
GSM Corridor, LLC	50.00%	(5)	N/A
Pinnacle Cellular Limited Partnership	N/A	(6)	50.00%
Triton PCS Holdings, Inc.	15.38%	(7)	15.49%	(7)

International
Atlantic West B.V. (Netherlands)	50.00%	(8)	50.00%
BPL Cellular Ltd. (India)	48.84%	(9)	49.00%
EuroTel Bratislava a.s. (Slovakia)	24.50%	(8)	24.50%
EuroTel Praha, spol. s.r.o. (Czech Republic)	N/A	(8)	24.50%
Far EasTone Telecommunications, Ltd. (Taiwan)	N/A	(10)	22.74%
IDEA Cellular Ltd. (India)	32.91%		32.79%
Rogers Wireless Communications Inc. (Canada)	34.25%		34.28%

(1)	In August 2003, in connection with the restructuring of ACC’s debt, AT&T Wireless Services abandoned its interest in, and thereby withdrew from, ACC Acquisition LLC, the parent company of ACC. See Note 4 for discussion of impairment charges recognized by AT&T Wireless Services during 2002 associated with its investment in ACC.

(2)	During November 2000, AT&T Wireless Services joined with others in the formation of a venture, ANW, which participated in the FCC’s Auction 35 of license spectrum in the 1900 megahertz band. In November 2002, due to the extent of the delay and uncertainty surrounding Auction 35, AT&T Wireless Services and the other owners of ANW amended the terms of the venture. Pursuant to the amended terms, AT&T Wireless Services received certain distributions and revised certain commitments related to this joint venture. See Note 21 for further discussion of the amended terms of the venture and AT&T Wireless Services’ outstanding commitments. Effective with the adoption of FIN 46 (see Note 2), AT&T Wireless Services began consolidating this entity effective April 1, 2003.

(3)	On December 22, 2000, AT&T Wireless Services joined with others in the formation of Cascade. Upon formation of the entity, AT&T Wireless Services contributed $2.3 million in cash to obtain an

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

85 percent noncontrolling equity interest in the entity. During 2001, AT&T Wireless Services loaned approximately $180 million to Cascade to finance various license purchases and operational activities. During the first quarter of 2002, AT&T Wireless Services advanced an additional aggregate of $251 million to Cascade, which was then controlled by Wayne Perry, who at that time was a member of AT&T Wireless Services’ board of directors. AT&T Wireless Services made the advance pursuant to contractual obligations entered into prior to Perry joining AT&T Wireless Services’ board of directors. Cascade used these proceeds to finance the acquisition from third parties of licensed spectrum that AT&T Wireless Services was not eligible to own, as well as to fund operating requirements of Cascade. AT&T Wireless Services has entered into roaming and other agreements with Cascade, which allow AT&T Wireless Services’ subscribers to roam in markets operated by Cascade. Effective with the adoption of FIN 46 (see Note 2), AT&T Wireless Services began consolidating this entity effective April 1, 2003.

(4)	AT&T Wireless Services accounts for its investment in Cincinnati Bell Wireless, LLC under the equity method, although its voting stock ownership percentage is less than 20 percent, as AT&T Wireless Services has the ability to appoint two out of five representatives on Cincinnati Bell Wireless, LLC’s Member Committee and has entered into strategic alliances with Cincinnati Bell Wireless, LLC that indicate the ability to exercise significant influence.

(5)	On March 1, 2003, AT&T Wireless Services formed a joint venture with Cingular to build out GSM/ GPRS service targeting rural highways in the continental United States. Since the joint venture is jointly controlled through 50/50 voting interests, AT&T Wireless Services accounts for this investment under the equity method in the accompanying Consolidated Financial Statements.

(6)	On November 3, 2003, Pinnacle was dissolved and the assets were distributed to the partners. See further discussion in Note 10.

(7)	AT&T Wireless Services accounts for its investment in Triton PCS Holding, Inc. under the equity method, although its voting stock ownership percentage is less than 20 percent, as it has significant nonvoting preferred stock ownership and has entered into strategic alliances with Triton PCS Holding, Inc. that indicate the ability to exercise significant influence. The ownership percentages as of December 31, 2003 and 2002, reflect AT&T Wireless Services’ ownership of common stock assuming conversion of all convertible preferred shares.

(8)	In October 2000, AT&T Wireless Services acquired an interest in Atlantic West B.V. (AWBV) along with other international interests from AT&T. AWBV is a 50/50 joint venture between AT&T Wireless Services and Verizon Communications Inc. AWBV owns a 49 percent interest in each of the operating entities EuroTel Praha and EuroTel Bratislava a.s. In November 2003, AWBV sold its 49 percent interest in EuroTel Praha to Cesky Telecom for $1.05 billion. Prior to the sale, Cesky Telecom owned 51 percent of EuroTel Praha. The net impact of the sale resulted in AT&T Wireless Services recording within net equity earnings (losses) from investments in unconsolidated subsidiaries an $80 million pretax net gain in the fourth quarter of 2003, including $60 million of pretax foreign currency translation gains, which were previously reflected within other comprehensive income. Also during 2003, EuroTel Praha paid a dividend to AWBV of $200 million. As a result of the sale and dividend payment, AT&T Wireless Services expects to receive approximately $625 million in cash from AWBV. As of December 31, 2003, AT&T Wireless Services had received $294 million in cash and expects to receive the remaining $331 million during the first half of 2004.

(9)	During the first quarter of 2004, AT&T Wireless Services sold its interest in BPL Cellular Ltd. to Innovision Properties Private Limited for $3 million.

(10)	In October 2003, AT&T Wireless Services sold its ownership stake in Far EasTone to member companies of the carrier’s majority shareholder, Far Eastern Group, for net proceeds of $324 million.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions and Dispositions of Unconsolidated Subsidiaries

      In addition to the transactions discussed above, AT&T Wireless Services completed the following transactions related to its unconsolidated subsidiaries.

      On September 22, 2003, AT&T Wireless Services sold all of its ownership interest in Dobson’s common stock, which was accounted for under the cost method, and recorded a pretax gain of $35 million within other income (expense).

      In April 2001, AT&T completed the sale of its interest in Japan Telecom for approximately $1.35 billion in cash. AT&T attributed $0.5 billion of the net after-tax proceeds from the sale to AT&T Wireless Services. AT&T Wireless Services recognized a pretax gain of $462 million associated with the transaction, which was recorded in net equity earnings (losses) from investments in unconsolidated subsidiaries.

      In February 2001, AT&T Wireless Services completed its purchase of $200 million in Series AA preferred stock from Dobson, which had a liquidation preference of $1,000 per share and was exchangeable into Series A convertible preferred stock. This investment was accounted for under the cost method. AT&T Wireless Services returned the preferred stock to Dobson in conjunction with an exchange transaction, which closed in June 2003 (see Note 10).

Impairment Charges

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

Condensed Income Statement Information

      The consolidated results of operations of the significant equity method unconsolidated subsidiaries are summarized below.

	For the Years Ended December 31,

	2003	2002	2001

	(In Millions)
Revenue	$5,530	$5,168	$8,514
Operating income (loss)	1,037	(259)	(250)
Income (loss) before extraordinary items and cumulative effect of change in accounting principle	906	(1,260)	43
Cumulative effect of change in accounting principle, net of tax	(1)	(1,535)	1
Net income (loss)	$905	$(2,784)	$42

      Condensed income statement information for 2003 includes the results of Far EasTone and EuroTel Praha prior to the sale of AT&T Wireless Services’ equity interests in October and November 2003, respectively; the results of ACC prior to AT&T Wireless Services withdrawing its interest in ACC Acquisition LLC in August 2003; the results of Pinnacle prior to its dissolution in November 2003; and the results of Cascade and ANW prior to their consolidation as a result of the early adoption of FIN 46 in April 2003 (See

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2). Condensed income statement information for 2002 includes the results of TeleCorp prior to its consolidation by AT&T Wireless Services in February 2002 (see Note 10), as well as the SFAS No. 142 impairments recognized by the investees, both as a cumulative effect of change in accounting principle upon adoption and impairments recognized associated with the investee’s annual SFAS No. 142 impairment tests of U.S. licensing costs (see Notes 3 and 4). Condensed income statement information for 2001 includes the results of Japan Telecom prior to its sale in April 2001, as well as the pretax gain of $462 million recognized on the sale.

Condensed Balance Sheet Information

      The financial position of the significant equity method unconsolidated subsidiaries are summarized below.

	At December 31,

	2003	2002

	(In Millions)
Current assets	$1,531	$1,857
Noncurrent assets	5,044	9,927
Current liabilities	864	3,225
Noncurrent liabilities	4,391	5,444
Redeemable preferred stock	244	196

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

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Income Taxes

      AT&T Wireless Services became a separate taxable entity effective with its split-off from AT&T in July 2001. In conjunction with the split-off, AT&T and AT&T Wireless Services entered into a tax sharing agreement. Prior to the split-off, AT&T Wireless Services was not a separate taxable entity for federal and state income tax purposes and its results of operations were included in the consolidated federal and certain state income tax returns of AT&T and its affiliates. The following table shows the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate for AT&T Wireless Services’ income (loss) from continuing operations, excluding the taxes associated with net equity earnings (losses) from investments in unconsolidated subsidiaries:

	For the Years Ended December
	31,

	2003	2002	2001

	(In Millions)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Federal income tax provision (benefit) at statutory rate	$159	$(368)	$205
State and local income taxes, net of federal income tax effect	16	(33)	18
Amortization of nondeductible goodwill	—	—	42
Net revaluation of securities	—	—	(25)
Change in valuation allowance and other estimates	(88)	446	58
Other differences, net	25	10	13

Provision for income taxes	$112	$55	$311

Effective income tax rate	24.7%	(5.2)%	53.0%

PROVISION FOR INCOME TAXES
CURRENT
Federal	$(19)	$240	$(18)
State and local	(4)	10	39
Foreign	—	3	5

	$(23)	$253	$26

DEFERRED
Federal	$110	$(213)	$292
State and local	25	15	(7)

	$135	$(198)	$285

Provision for income taxes	$112	$55	$311

      Income tax provisions associated with and included in net equity earnings (losses) from investments in unconsolidated subsidiaries were $130 million, $12 million, and $13 million for the years ended December 31, 2003, 2002, and 2001, respectively. See below for a discussion of deferred tax valuation allowances recorded in net equity earnings (losses) from investments in unconsolidated subsidiaries during 2002.

      Deferred income tax liabilities are taxes AT&T Wireless Services expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax bases of certain assets and liabilities.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income tax liabilities and assets consist of the following:

	At December 31,

	2003	2002

	(In Millions)
LONG-TERM DEFERRED INCOME TAX LIABILITIES
Property, plant, and equipment	$(2,982)	$(2,028)
Intangible licensing costs and goodwill	(4,035)	(3,788)
Other	(156)	129

Total long-term deferred income tax liabilities	$(7,173)	$(5,687)

LONG-TERM DEFERRED INCOME TAX ASSETS
Net operating loss/credit carryforwards	2,602	1,776
Investments in and advances to unconsolidated subsidiaries	64	588
Valuation allowance	(192)	(292)

Total net long-term deferred income tax assets	$2,474	$2,072

Net long-term deferred income tax liabilities	$(4,699)	$(3,615)

CURRENT DEFERRED INCOME TAX ASSETS
Employee benefits	65	29
Reserves and allowances	198	194
Other	40	9
Valuation allowance	—	(232)

Total current deferred income tax assets	$303	$—

Net current deferred income tax assets	$303	$—

      The period of reversal for deferred tax liabilities related to licensing costs and goodwill can no longer be reasonably estimated due to the adoption of SFAS No. 142 on January 1, 2002 (see Note 3). As a result, AT&T Wireless Services may not rely on the reversal of deferred tax liabilities associated with licensing costs and goodwill as a means to realize AT&T Wireless Services’ deferred tax assets, which primarily represent tax net operating losses (NOLs). Additionally, due to the lack of earnings history as an independent company and impairment charges recognized on AT&T Wireless Services’ licensing costs and unconsolidated subsidiaries, it cannot rely on forecasts of future earnings as a means to realize its deferred tax assets. During the third quarter of 2002, AT&T Wireless Services’ deferred tax assets exceeded its deferred tax liabilities, excluding those deferred tax liabilities associated with licensing costs and goodwill. Accordingly, AT&T Wireless Services determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances were required on those deferred tax assets. In 2002, AT&T Wireless Services recorded deferred tax valuation allowances of $970 million. The valuation allowances included $524 million related to deferred tax assets associated with AT&T Wireless Services’ equity method unconsolidated subsidiaries, which was recorded in net equity earnings (losses) from investments in unconsolidated subsidiaries. The valuation allowances also included $446 million related to its continuing operations, excluding net equity earnings (losses) from investments in unconsolidated subsidiaries, which was recorded in provision for income taxes.

      Effective during the second quarter of 2003, AT&T Wireless Services’ deferred tax liabilities, excluding those deferred tax liabilities associated with licensing costs and goodwill, exceeded its deferred tax assets. Therefore, AT&T Wireless Services determined that it no longer required a valuation allowance against its

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax assets, other than those deferred tax assets associated with actual and potential capital losses, credits, and state NOLs that were deemed more likely than not to expire unused.

      For the tax return period July 10, 2001, through December 31, 2001, AT&T Wireless Services incurred a NOL of $1.3 billion. Under the tax-sharing agreement with AT&T, the NOL was carried back for a refund of taxes paid by AT&T, as the common parent of an affiliated group that included AT&T Wireless Services. A receivable was established in shareholders’ equity in the amount of $461 million, with a corresponding increase to additional paid-in capital as of December 31, 2002. The 2001 NOL carryback was reflected as a capital contribution from AT&T as AT&T Wireless Services required a full valuation allowance on its deferred tax assets as of December 31, 2002. Accordingly, it was determined that AT&T Wireless Services would not have been able to realize this NOL carryback as a stand-alone entity. In January 2003, AT&T Wireless Services received $436 million relating to the refund claim. The remaining $25 million will be held in escrow pursuant to the terms of an agreement between AT&T and AT&T Wireless Services and will be reflected as a receivable from former parent, AT&T, until distribution from the escrow.

      For the year ended December 31, 2002, AT&T Wireless Services generated a NOL of $2.8 billion, of which $1.5 billion was carried back during the second quarter of 2003 for a refund of taxes paid by AT&T totaling $536 million. Prior to the filing of the refund claim, AT&T Wireless Services’ deferred tax liabilities, excluding those deferred tax liabilities associated with licensing costs and goodwill, exceeded its deferred tax assets. As such, AT&T Wireless Services determined that it no longer required a valuation allowance against its deferred tax assets, other than those deferred tax assets associated with actual and potential capital losses, credits, and state NOLs that were deemed more likely than not to expire unused. As AT&T Wireless Services no longer required a full valuation allowance on its deferred tax assets, the 2002 NOL carryback was reflected as a reduction of AT&T Wireless Services’ long-term deferred tax assets. AT&T Wireless Services received $511 million of this refund during the second quarter of 2003; the remaining $25 million will be held in escrow pursuant to the terms of an agreement between AT&T and AT&T Wireless Services and will be reflected as a receivable in other assets until distribution from the escrow. The balance of the 2002 NOL not carried back can be carried forward to offset taxable income of AT&T Wireless Services in future years.

      At December 31, 2003, AT&T Wireless Services had tax effected NOLs for federal and state income tax purposes of $2,105 million and $454 million, respectively, expiring beginning 2004 through 2023. AT&T Wireless Services also has federal tax credit carryforwards of $14 million that expire between 2007 and 2023, and $29 million that are not subject to expiration. The Internal Revenue Code’s Section 382 places certain limitations on the annual amount of NOL carryforwards that can be utilized if certain changes to a company’s ownership occur. AT&T Wireless Services believes that its purchase of TeleCorp was a change in ownership pursuant to Section 382 of the Internal Revenue Code, and the NOL carryforwards of TeleCorp (approximately $499 million tax effected as of December 31, 2003) are limited but potentially usable in future periods.

13.     Employee Benefit Plan

      AT&T Wireless Services sponsors savings plans for the majority of its employees. The plans allow employees to contribute a portion of their pretax income in accordance with specified guidelines. The plan matches a percentage of employee contributions up to certain limits. In addition, AT&T Wireless Services may make discretionary or profit-sharing contributions. Contributions amounted to $99 million, $79 million, and $91 million in 2003, 2002, and 2001, respectively.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Stock-Based Compensation Plans

Stock-Based Compensation Plans Subsequent to the Split-off

      In conjunction with the split-off from AT&T in July 2001, AT&T Wireless Services adopted the AT&T Wireless Services Long-term Incentive Plan (LTIP), which allows for the granting of stock options, performance shares, and restricted stock units in AT&T Wireless Services’ common stock. In addition, AT&T Wireless Services adopted the AT&T Wireless Services Adjustment Plan (Adjustment plan), which is a plan designed to govern the outstanding AT&T Wireless Services common stock options created from AT&T Wireless Group tracking stock options upon split-off, as well as the AT&T Wireless Services common stock options created from AT&T options upon the split-off distribution. There were 150 million common shares authorized under the Adjustment plan.

      Under the LTIP, there were 305 million common shares authorized for grant and 227 million common shares available for grant as of December 31, 2003. The shares available for grant are based on the 86 million shares initially authorized upon adoption of the LTIP plus an additional number of shares to be added to the plan on January 1st of each of 2002 and 2003, adjusted for new grants, forfeitures, and cancellations of outstanding awards under both plans throughout the year. The additional shares added annually were based on 2.75 percent of the shares outstanding on January 1st of each year. The Plan was amended in May 2003 whereby this prior replenishment was omitted and replaced with a one-time replenishment of 75 million shares. Stock options are granted to employees as well as to members of AT&T Wireless Services’ board of directors. The exercise price of stock options granted is equal to the stock price when the option is granted. The options generally vest over three and one half years and are exercisable up to 10 years from the date of grant. Under the provisions of the LTIP, the vesting of all equity-based awards will accelerate upon the closing of the merger agreement between AT&T Wireless Services and Cingular (see Note 24).

      In addition to the AT&T Wireless Services LTIP, AT&T Wireless Services adopted the AT&T Wireless Services Employee Stock Purchase Plan (ESPP). Under the ESPP, as of December 31, 2003, AT&T Wireless Services was authorized to sell up to 23.4 million shares of AT&T Wireless Services common stock to AT&T Wireless Services employees. Shares available for grant are based on the 5.2 million shares initially authorized upon adoption of the ESPP plus an additional number of shares to be added on January 1st of each year, equal to the lesser of 9.1 million shares or 0.35 percent of the total common shares plus options outstanding. Under the terms of the ESPP, employees may have up to 10 percent of their earnings withheld to purchase AT&T Wireless Services’ common stock. The purchase price of the stock on the date of exercise is 85 percent of the fair market value of shares on the New York Stock Exchange on either the first or the last day of the applicable quarter, whichever is less. During 2003, 2002, and 2001, AT&T Wireless Services sold 2.6 million, 3.9 million, and 621,000 shares, respectively, to employees under the ESPP.

      Under the LTIP, AT&T Wireless Services grants restricted stock, restricted stock units, and performance share units to key management personnel as well as to members of AT&T Wireless Services’ board of directors. AT&T Wireless Services recognized pretax compensation expense against its results of operations of $8 million, $4 million, and $5 million related to these awards for the years ended December 31, 2003, 2002, and 2001, respectively.

Stock-Based Compensation Plans Prior to the Split-off

      Prior to the split-off from AT&T, employees of AT&T Wireless Services participated in the stock-based compensation plans of AT&T, which included stock options granted in AT&T common stock and AT&T Wireless Group tracking stock. Prior to the date of the offering of AT&T Wireless Group tracking shares in April 2000, AT&T granted stock options to AT&T Wireless Services employees in AT&T common stock. Subsequent to the April 2000 offering of AT&T Wireless Group tracking stock and prior to the split-off in July

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001, AT&T granted stock options in AT&T Wireless Group tracking stock to substantially all AT&T employees, including AT&T Wireless Services employees. Of the total options granted in 2001 noted in the table below, 4.1 million represented AT&T Wireless Group tracking stock options granted prior to the split-off, of which 2.2 million were granted to AT&T Wireless Services employees.

      In conjunction with the split-off, AT&T and AT&T Wireless Services entered into an employee benefits agreement. This agreement covered the treatment of AT&T common stock options and AT&T Wireless Group tracking stock options held by both AT&T and AT&T Wireless Services employees. According to the agreement, each AT&T option granted to AT&T and AT&T Wireless Group employees prior to January 1, 2001, that was outstanding under the AT&T Long-term Incentive Plan as of the split-off date, was adjusted. This adjustment resulted in each individual who was a holder of an AT&T option receiving, immediately after the split-off date, an adjusted AT&T option and an AT&T Wireless Services option. The combined intrinsic value of the adjusted AT&T option and the AT&T Wireless Services option immediately after the split-off was equal to the intrinsic value of the AT&T option immediately before the split-off. Each AT&T Wireless Group tracking stock option held by an AT&T or AT&T Wireless Group employee outstanding under the AT&T Long-term Incentive Plan as of the split-off date was converted as of the split-off date into an AT&T Wireless Services option. The number of options and the exercise price per share of each AT&T Wireless Services option was adjusted to maintain the intrinsic value of the AT&T Wireless Group option immediately before the split-off.

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

Summary of AT&T Wireless Group and AT&T Wireless Services Common Stock Options

      The following table is a summary of AT&T Wireless Group stock option transactions prior to the split-off and AT&T Wireless Services stock option transactions subsequent to the split-off:

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Shares in Thousands	2003	Exercise Price	2002	Exercise Price	2001	Exercise Price

Outstanding at January 1.	215,248	$23.09	176,237	$26.14	73,626	$29.29
Options
Granted	29,430	6.92	39,767	8.70	34,946	16.97
Issued with TeleCorp acquisition	—	—	10,893	23.62	—	—
Exercised	(437)	5.20	(357)	9.17	(970)	11.61
Canceled or forfeited	(17,642)	18.27	(11,292)	20.89	(6,695)	25.61
Options created as a result of split-off	—	—	—	—	75,330	27.08

Outstanding at December 31.	226,599	$21.40	215,248	$23.09	176,237	$26.14
Options exercisable	181,351	$24.26	157,474	$25.74	118,084	$27.91
Shares available for grant	227,125		94,795		65,797

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about the AT&T Wireless Services stock options outstanding at December 31, 2003:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
	Number	Remaining	Weighted-	Number	Weighted-
Range of	Outstanding at	Contractual	Average	Exercisable at	Average
Exercise Prices	Dec. 31, 2003	Life	Exercise Price	Dec. 31, 2003	Exercise Price

	(In thousands)			(In thousands)
$0.01 – $6.67	18,350	8.5	$6.31	6,399	$5.88
$6.68 – $8.84	13,514	9.1	7.36	3,205	7.15
$8.85	31,216	8.2	8.85	18,149	8.85
$8.86 – $16.42	8,616	6.3	12.98	6,365	12.93
$16.43	19,562	7.5	16.43	13,718	16.43
$16.44 – $29.00	40,739	4.9	22.23	39,577	22.23
$29.01 – $29.16	63,170	6.3	29.15	63,170	29.15
$29.17 – $57.50	31,432	5.1	37.50	30,768	37.37

Total	226,599	6.6	$21.40	181,351	$24.26

      Of the 226.6 million options outstanding at December 31, 2003, non-employees held 83.4 million.

      AT&T Wireless Services applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized other than for restricted stock, restricted stock units, and performance shares.

Fair Value Assumptions

      AT&T Wireless Services has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 2 for the related pro forma disclosures, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The following assumptions were applied for the SFAS No. 123 disclosure-only provision information included in Note 2.

      The weighted-average fair value at date of grant was $4.16 for all AT&T Wireless Services stock options granted during 2003 and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 63 percent, (iii) expected life of six years, and (iv) risk-free annual interest rate of 3.5 percent.

      The weighted-average fair value at date of grant was $1.38 for the option value of the shares of AT&T Wireless Services common stock issued during 2003 under the ESPP, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 58 percent, (iii) expected life of three months, and (iv) risk-free three-month interest rate of 1.0 percent.

      The weighted-average fair value at date of grant was $5.57 for all AT&T Wireless Services stock options granted during 2002 and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 65 percent, (iii) expected life of six years, and (iv) risk-free annual interest rate of 5.2 percent.

      The weighted-average fair value at date of grant was $1.28 for the option value of the shares of AT&T Wireless Services common stock issued during 2002 under the ESPP, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend yield of 0 percent, (ii) expected volatility rate of 80 percent, (iii) expected life of three months, and (iv) risk-free three-month interest rate of 1.5 percent.

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

      The weighted-average fair value at date of grant was $2.44 for the option value of the shares of AT&T Wireless Services common stock issued during 2001 under the ESPP, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 50 percent, (iii) expected life of three months, and (iv) risk-free three-month interest rate of 1.7 percent.

15.     Relationship with AT&T

      Prior to the July 9, 2001 split-off from AT&T, the financial statements of AT&T Wireless Services reflect an assumed capital structure allocated from AT&T, as well as allocated costs associated with AT&T’s common support divisions. Additionally, AT&T Wireless Services, including its discontinued fixed wireless business, purchased various network and selling, general, and administrative services from AT&T, primarily at market-based prices. The following table summarizes the amounts included in the statements of operations for activity with AT&T, prior to the split-off from AT&T.

For the Year Ended
December 31,
2001(1)

(In Millions)
COSTS OF SERVICES:
Long-distance and other network-related services	$140
Provision for uncollectible receivables related to bundled customers	18

Total costs of services	$158

SELLING, GENERAL, AND ADMINISTRATIVE:
General corporate overhead allocations	$29
Administrative telephone services	76
Remittance processing services	16
Billing and collection services related to bundled customers	12

Total selling, general, and administrative	$133

INTEREST INCOME ON NOTE RECEIVABLE FROM AT&T(2)	$202
INTEREST EXPENSE	$70
PREFERRED STOCK DIVIDENDS(3)	$76
CAPITALIZED INTEREST DEDUCTED FROM INTEREST EXPENSE	$41

      See Note 12 for a discussion of the 2002 and 2001 tax net operating loss carryback claims received from AT&T during 2003. The 2001 tax net operating loss was reflected as a $461 million receivable from AT&T, as of December 31, 2002.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	For the 2001 period prior to July 9, 2001.

(2)	Included in other income (expense). For the 2001 period prior to the repayment of the note receivable from AT&T, intercompany interest income was determined based upon the average daily balance outstanding of the intercompany note receivable from AT&T, at a rate equal to AT&T’s average 30-day commercial paper rate reset on the first day of each month, which was 4.2 percent at June 30, 2001.

(3)	Recorded net of tax in accordance with the tax-sharing agreement between AT&T and AT&T Wireless Services.

16.     Long-Term Debt

	At December 31,

	2003	2002

	(In Millions)
LONG-TERM DEBT
AT&T Wireless Services Senior Notes:
8.13% average(1)	$6,500	$6,500
7.86% average(2)	3,000	3,000
TeleCorp Wireless, Inc. Senior Subordinated Notes:
10 5/8%(3)	219	292
11 5/8%(4)	23	374
Tritel PCS, Inc. Senior Subordinated Notes:
10 3/8%(5)	244	292
12 3/4%(6)	32	242
Other long-term debt(7)	231	136
Net unamortized premium (discount)	11	(19)
SFAS No. 133 fair value adjustment(8)	199	240

Total long-term debt	$10,459	$11,057

(1)	On March 6, 2001, AT&T Wireless Services completed a private placement of $6.5 billion in unsecured and unsubordinated Senior Notes with $1.0 billion maturing on March 1, 2006; $3.0 billion maturing on March 1, 2011; and $2.5 billion maturing on March 1, 2031. The notes pay interest at fixed rates ranging from 7.35 percent to 8.75 percent per annum, payable semiannually, and include customary covenants. Actual interest paid may have differed from the stated interest rates due to AT&T Wireless Services entering into interest rate swap agreements (see Note 18).

(2)	On April 16, 2002, AT&T Wireless Services completed a registered public offering of $3.0 billion in unsecured and unsubordinated Senior Notes with $250 million maturing on April 18, 2005; $750 million maturing on May 1, 2007; and $2.0 billion maturing on May 1, 2012. The notes pay interest at fixed rates ranging from 6.875 percent to 8.125 percent per annum, payable semiannually, and include customary covenants. Actual interest paid may have differed from the stated interest rates due to AT&T Wireless Services entering into interest rate swap agreements (see Note 18).

      In conjunction with the acquisition of TeleCorp, AT&T Wireless Services assumed the debt of TeleCorp’s subsidiaries, TeleCorp Wireless, Inc., and Tritel PCS, Inc., and recorded this debt at its fair value as of the date of the TeleCorp acquisition. The TeleCorp Wireless, Inc. notes include customary covenants and are guaranteed by AT&T Wireless Services (effective May 2002) and TeleCorp Wireless, Inc.’s wholly

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned subsidiary, TeleCorp Communications, Inc. The Tritel PCS, Inc. notes include customary covenants and are guaranteed by AT&T Wireless Services (effective May 2002), Tritel, Inc. (Tritel PCS, Inc.’s parent company), and by Tritel PCS, Inc.’s wholly owned subsidiary, Tritel Communications, Inc. AT&T Wireless Services’ guarantees rank pari passu with the senior unsecured obligations of AT&T Wireless Services. TeleCorp Wireless, Inc. and Tritel PCS, Inc. are both wholly owned consolidated subsidiaries of AT&T Wireless Services. Provisions of the notes limit the use of cash and cash equivalents of each subsidiary to the operations of the subsidiary. At December 31, 2003 and 2002, cash and cash equivalents included a combined $79 million and $89 million, respectively, of cash and cash equivalents that were held by TeleCorp Wireless, Inc. and Tritel PCS, Inc. See notes (3)—(6) and “Redemptions, Repurchases, and Repayments of Long-Term Debt” below for further discussion of this debt.

(3)	These notes pay interest semiannually and mature on July 15, 2010, unless previously redeemed by TeleCorp Wireless, Inc. The notes are subject to optional redemption on or after July 15, 2005.

(4)	These notes mature on April 15, 2009, unless previously redeemed by TeleCorp Wireless, Inc. As interest accrues, it is added to the principal as an increase to interest expense and the carrying value of the notes until April 15, 2004. TeleCorp Wireless, Inc. will begin paying interest semiannually on October 15, 2004. The notes are subject to optional redemption on or after April 15, 2004.

(5)	These notes pay interest semiannually and mature on January 15, 2011, unless previously redeemed by Tritel PCS, Inc. The notes are subject to optional redemption on or after January 15, 2006.

(6)	These notes mature on May 15, 2009, unless previously redeemed by Tritel PCS, Inc. As interest accrues, it is added to the principal as an increase to interest expense and the carrying value of the notes until May 15, 2004. Tritel PCS, Inc. will begin paying interest semiannually on November 15, 2004. The notes are subject to optional redemption on or after May 15, 2004.

(7)	The increase in other long-term debt as of December 31, 2003, as compared to December 31, 2002, primarily represents the long-term debt of AT&T Wireless Services’ variable interest entities (see Note 2).

(8)	In accordance with the requirements of SFAS No. 133, AT&T Wireless Services recorded a fair value adjustment to the portion of its fixed rate long-term debt that was hedged. This fair value adjustment was recorded as an increase to long-term debt, with the related value for the interest rate swaps’ noncurrent portion recorded in other assets. During the first quarter of 2003, AT&T Wireless Services terminated all of its interest rate swap agreements, which had a total notional value of $2.8 billion. AT&T Wireless Services received cash of which $245 million represented the fair value as of the termination dates of the portion of its long-term debt that was hedged. In accordance with SFAS No. 133, the associated hedged portion of long-term debt will no longer be adjusted for changes in fair value. The existing fair value adjustment recorded in long-term debt related to the terminated interest rate swaps will continue to be amortized against interest expense over the remaining life of the previously hedged debt.

Repurchases, Redemptions, and Repayments of Long-Term Debt

      During the third and fourth quarters of 2003, AT&T Wireless Services repurchased $424 million face value of the TeleCorp Wireless, Inc. Senior Notes and $259 million face value of the Tritel PCS, Inc. Senior Notes for $733 million in cash. As a result of the debt repurchase, AT&T Wireless Services recorded losses of $55 million on the early extinguishments of debt within other income (expense).

      During the first and second quarters of 2002, AT&T Wireless Services exercised its option to redeem 35 percent, or $359 million in aggregate principal amount at maturity of the TeleCorp Wireless, Inc. for $353 million in cash. Additionally, AT&T Wireless Services exercised its option to redeem 35 percent, or $288 million in aggregate principal amount at maturity of the Tritel PCS, Inc. Senior Notes for $289 million

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in cash. As a result of the debt redemption, AT&T Wireless Services recorded a loss of $20 million on the early extinguishment of debt within other income (expense).

      In addition to the TeleCorp Wireless, Inc. and Tritel PCS, Inc. Senior Subordinated Notes, AT&T Wireless Services assumed debt of TeleCorp Wireless, Inc. and Tritel PCS, Inc. related to their senior credit facilities, vendor financings, and FCC debt. In February 2002, subsequent to the acquisition of TeleCorp, AT&T Wireless Services purchased additional equity in TeleCorp. TeleCorp contributed $955 million in total to TeleCorp Wireless, Inc. and Tritel PCS, Inc. The contributions were subsequently utilized by TeleCorp Wireless, Inc. and Tritel PCS, Inc. to repay all amounts outstanding, including principal, interest, and related fees, under their Senior Credit Facilities and FCC debt. TeleCorp Wireless, Inc. and Tritel PCS, Inc. repaid $20 million associated with the cancellation of interest rate swap agreements. In addition, AT&T Wireless Services repaid $53 million of outstanding principal and interest of vendor financings owed by TeleCorp Wireless, Inc.

Maturities of Long-Term Debt

      Annual maturities on AT&T Wireless Services’ long-term debt outstanding for the years ending December 31, 2004 through 2008, and in later years, are as follows:

(In Millions)

2004	$7
2005	262
2006	1,011
2007	952
2008	1
Later Years	8,023

Accounts Receivable Securitization Program

      In February 2004, AT&T Wireless Services renewed its $1.6 billion accounts receivable securitization program. As of December 31, 2003, availability under the program was approximately $1.5 billion, based on the accounts receivable balance allowed for under the program. The program allows AT&T Wireless Services to obtain financing collateralized by subscriber trade accounts receivable. Under the program, AT&T Wireless Services can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary of AT&T Wireless Services. The wholly owned subsidiary of AT&T Wireless Services would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to a program fee of 15 to 25 basis points and a liquidity fee of 22.5 to 50 basis points, both of which are based on AT&T Wireless Services’ Senior Notes rating. This financing arrangement is to be used for general corporate purposes, is subject to customary securitization covenants, and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event AT&T Wireless Services’ long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. As of December 31, 2003 and 2002, AT&T Wireless Services had no amounts outstanding under the accounts receivable securitization program and was in compliance with its covenants.

Credit Facilities

      In March 2001, AT&T Wireless Services entered into Competitive Advance and Revolving Credit Facilities (the Facilities) in the aggregate amount of $2.5 billion consisting of a $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and a $1.25 billion Five-Year Competitive Advance and

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility. In both March 2002 and 2003, AT&T Wireless Services renewed the 364-day Facility. AT&T Wireless Services does not intend to renew the 364-day Facility when it expires in March 2004. The Facilities are subject to a facility fee of 10 to 25 basis points, which is based on AT&T Wireless Services’ Senior Notes rating, and is payable quarterly on the total commitment. The Facilities are also subject to a utilization fee of 25 basis points if borrowings exceed certain levels as defined in the agreement. The Facilities bear interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending on AT&T Wireless Services’ Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. The Facilities are to be used for general corporate purposes and are subject to customary covenants, representations, warranties, and events of default. The Facilities contain financial covenants requiring AT&T Wireless Services to maintain certain financial ratios. In addition, an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may, under certain circumstances, constitute an event of default. Effective March 2003, the Facilities are guaranteed by TeleCorp Wireless Inc., TeleCorp Communications, Inc., Tritel, Inc., Tritel PCS, Inc. and Tritel Communications, Inc. As of December 31, 2003 and 2002, AT&T Wireless Services had no amounts outstanding under the facilities, and was in compliance with its covenants.

Commercial Paper Program

      During June 2001, AT&T Wireless Services finalized agreements with a group of commercial paper dealers to issue up to $2.5 billion of private placement commercial paper notes. The notes will be unsecured, ranking pari passu with AT&T Wireless Services’ other unsubordinated and unsecured indebtedness. Maturity of the notes will be up to 365 days from date of issue. AT&T Wireless Services’ commercial paper notes are rated A2 by Standard & Poor’s and P2 by Moody’s. If AT&T Wireless Services decides to issue commercial paper notes, the rates would be reflective of these commercial paper market rates at the time of issuance. The commercial paper program is subject to customary commercial paper program covenants. As of December 31, 2003 and 2002, AT&T Wireless Services had no notes outstanding under this program.

      AT&T Wireless Services’ accounts receivable securitization program and its credit facilities are terminable upon a change of control. AT&T Wireless Services’ commercial paper program, Senior Notes, and Senior Subordinated Notes are not terminable upon a change of control.

17.	Mandatorily Redeemable Preferred Stock

      In conjunction with the acquisition of TeleCorp in February 2002, AT&T Wireless Services issued 233,000 shares of AT&T Wireless Services Series C and E mandatorily redeemable preferred stock. The fair value of the preferred shares totaled $133 million and represented a discount to its accreted value as of the acquisition date of $127 million.

      In conjunction with the terms of the preferred stock, AT&T Wireless Services is accreting the carrying value of the preferred stock to its liquidation value over the period ending December 13, 2020. This accretion includes an amortization of the discount/ premium as well as an accretion of a 6 percent dividend, which is compounded quarterly in accordance with the terms of the preferred stock. As of December 31, 2003 and 2002, accrued but unpaid dividends were $84 million and $65 million, respectively, including dividends which were accrued prior to AT&T Wireless Services’ acquisition of TeleCorp. Holders of the preferred stock are entitled to a dividend if and when declared by AT&T Wireless Services’ board of directors. The preferred stock ranks senior to AT&T Wireless Services’ common stock and any series or class of AT&T Wireless Services’ common or preferred stock, now or hereafter authorized, with respect to payment of dividends and the distribution of assets on liquidation. The Series E preferred stock ranks junior to the Series C preferred stock with respect to payment of dividends and the distribution of assets on liquidation. The holders of the Series C and E preferred stock are entitled to votes in the aggregate of 1,929,069 and 251,189 votes (voting as

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a class with the common stock), respectively. AT&T Wireless Services has the right to redeem the preferred stock in whole or in part, at any time at a redemption price per share equal to their liquidation value as of the redemption date. The preferred stock had a liquidation value of $291 million and $273 million as of December 31, 2003 and 2002, respectively. Holders of the preferred stock have no redemption rights until December 13, 2020, at which time they may redeem the shares at their liquidation preference of $846 million.

18.	Derivative Instruments

      AT&T Wireless Services’ derivative instruments as of and for the years ended December 31, 2003, 2002, and 2001, primarily included interest rate swaps and interest rate locks. AT&T Wireless Services enters into these agreements to manage its exposure to changes in interest rates, to lower its overall costs of financing, and to manage the mix of floating- and fixed-rate debt in its portfolio.

      As of December 31, 2002, AT&T Wireless Services had entered into interest rate swap agreements with a total notional value of $2.8 billion. On a semiannual basis, AT&T Wireless Services paid a floating rate of interest equal to the six-month LIBOR plus a fixed spread and received a fixed rate in return ranging from 6.875 percent to 8.125 percent. The swaps were entered into as hedges of the fair value of portions of the 6.875 percent Senior Notes due April 2005, the 7.35 percent Senior Notes due March 2006, the 7.5 percent Senior Notes due May 2007, and the 8.125 percent Senior Notes due May 2012, and had expiration dates on the notes’ respective maturity dates.

      The interest rate swap agreements were designated as fair value hedges and effectively converted AT&T Wireless Services’ fixed-rate debt to a floating rate by receiving fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The terms of the swap agreements and hedged items were such that effectiveness was measured using the short-cut method defined in SFAS No. 133. Hedge ineffectiveness, as determined in accordance with SFAS No. 133, had no impact on AT&T Wireless Services’ results of operations for the years ended December 31, 2003, 2002, and 2001.

      In accordance with the requirements of SFAS No. 133, AT&T Wireless Services recorded a fair value adjustment to the portion of its fixed rate long-term debt that was hedged. The adjustment represented the changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates. At December 31, 2002, the SFAS No. 133 fair value adjustment included in AT&T Wireless Services’ long-term debt was $240 million (see Note 16). This fair value adjustment was recorded as an increase to long-term debt, with the related value for the interest rate swaps’ noncurrent portion recorded in other assets. Interest rate differentials associated with these interest rate swaps, which were used to hedge AT&T Wireless Services’ debt obligations, were recorded as an adjustment to a current asset or liability, with the offset to interest expense over the life of the swaps.

      During the first quarter of 2003, AT&T Wireless Services terminated all of its interest rate swaps. AT&T Wireless Services received cash of which $245 million represented the fair value as of the termination dates of the portion of its long-term debt that was hedged. In accordance with SFAS No. 133, the associated hedged portion of long-term debt is no longer adjusted for changes in fair value. The fair value adjustment recorded in long-term debt as of the termination date related to the terminated interest rate swaps will continue to be amortized against interest expense over the remaining life of the previously hedged debt.

      During the year ended December 31, 2002, AT&T Wireless Services had entered into interest rate lock agreements with a total notional value of $1.1 billion, which were designated as cash flow hedges of the future interest payments on the forecasted issuance of debt. These interest rate locks were terminated in conjunction with the issuance of debt. As of December 31, 2003, 2002, and 2001, other comprehensive (loss) income included pretax deferred net unrealized losses of $84 million, $95 million, and $91 million, respectively,

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relating to these derivatives designated as cash flow hedges. These losses will be reclassified into interest expense in the same period in which AT&T Wireless Services’ hedged debt affects interest expense. During the years ended December 31, 2003, 2002, and 2001, pretax derivative losses of $11 million, $11 million, and $8 million were reclassified into interest expense, respectively. AT&T Wireless Services estimates that $10 million of pretax derivative losses included in other comprehensive (loss) income will be reclassified into interest expense in 2004. A $14 million pretax gain was reclassified into other income (expense) during the year ended December 31, 2002, as a result of the discontinuance of interest rate locks for which the original forecasted issuance of debt did not occur within the timeframe permitted by SFAS No. 133.

      Additionally, prior to December 2001, DoCoMo (see Note 7) held common stock warrants in AT&T Wireless Services that could be settled in cash at DoCoMo’s option. The fair value of the warrants at the split-off date was recorded in other long-term liabilities. For the year ended December 31, 2001, other income (expense) included $73 million of income related to the fair value adjustments of these warrants. As discussed in Note 7, the terms of the warrants were amended in December 2001, which eliminated future fair value adjustments.

19.	Fair Values of Financial Instruments

      The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.

      AT&T Wireless Services estimates the fair values of its long-term debt using quoted market prices when available, or AT&T Wireless Services’ incremental borrowing rate, as of the end of the year. The following table shows the fair values and carrying values of AT&T Wireless Services’ long-term debt as of December 31:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In Millions)
LONG-TERM DEBT
AT&T Wireless Services Senior Notes:
8.13% average	$6,537	$7,649	$6,554	$6,455
7.86% average	3,143	3,457	3,164	3,009
TeleCorp Wireless, Inc. Senior Subordinated Notes:
10 5/8%	235	256	317	307
11 5/8%	24	25	344	347
Tritel PCS, Inc. Senior Subordinated Notes:
10 3/8%	262	292	318	310
12 3/4%	32	33	224	225
Other long-term debt	226	227	136	135

	$10,459	$11,939	$11,057	$10,788

      As of December 31, 2002, AT&T Wireless Services had entered into interest rate swaps with a total notional value of $2.8 billion. On a semiannual basis, AT&T Wireless Services paid a floating rate of interest plus a fixed spread, which averaged 3.94 percent during 2002 for the period which the interest rate swaps were outstanding, and in return received a fixed rate, which averaged 7.53 percent during 2002. AT&T Wireless Services determines the fair value of its interest rate swaps based on market quotes obtained from swap dealers. The fair value of these interest rate swaps represented a long-term asset of $240 million as of

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002. During the first quarter of 2003, AT&T Wireless Services terminated all of its interest rate swaps. AT&T Wireless Services received cash of which $245 million represented the fair value as of the termination dates of the portion of its long-term debt that was hedged.

20.	Concentrations

      AT&T Wireless Services purchases a substantial portion of its wireless infrastructure equipment and multi-network handsets from only a few major suppliers. Further, AT&T Wireless Services relies on only one or two key vendors in each of the following areas: billing services, payables and payroll processing, network build-out, Local Number Portability capabilities, and information services. Loss of any of these suppliers could adversely affect operations temporarily until a comparable substitute could be found.

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

      Financial instruments that could potentially subject AT&T Wireless Services to credit risk consist principally of trade accounts receivable, which AT&T Wireless Services believes that the credit risk with respect to trade accounts receivables is limited due to the diversity of its customer base.

21.	Commitments and Guarantees

      AT&T Wireless Services’ purchase commitments for network equipment and handsets totaled $822 million as of December 31, 2003, with remaining payments to be made by the end of 2004.

      Pursuant to the Investor Agreement, as amended in December 2002, between AT&T Wireless Services, AT&T, and DoCoMo, DoCoMo may require AT&T Wireless Services to repurchase its investment at DoCoMo’s original purchase price, plus interest, if under certain circumstances, and subject to the exceptions identified in the Investor Agreement:

•	AT&T Wireless Services fails to launch service based on W-CDMA technology in certain areas of Dallas, San Diego, San Francisco, and Seattle, or permitted alternate cities prior to December 31, 2004; or

•	AT&T Wireless Services’ board of directors approves changes prior to December 31, 2004, in its use of W-CDMA technology as its primary standard for delivery of services based on third-generation technology.

      AT&T Wireless Services believes that the likelihood of it being required to repurchase DoCoMo’s original investment plus interest is remote.

      In November 2000, AT&T Wireless Services joined with others in the formation of a venture, ANW, which participated in the FCC’s Auction 35 of licensed spectrum in the 1900 megahertz band. In early 2001, the auction was completed, and ANW was the high bidder on approximately $2.9 billion in licenses. Pursuant to the original terms of the venture, AT&T Wireless Services had committed to fund $2.6 billion to ANW to fund ANW’s purchase of the licenses. In June 2001, the federal appeals court for the D.C. Circuit ruled that the FCC had acted improperly in rescinding the licenses held by NextWave Telecom, Inc. and its affiliates (NextWave), which constituted most of the spectrum licenses offered in Auction 35. In August 2001, the FCC returned the licenses to NextWave, and on April 29, 2002, the FCC refunded $473 million to ANW,

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was a portion of the down payment previously submitted for licenses on which ANW was the high bidder. On March 4, 2002, the FCC granted to ANW the non-NextWave licenses on which it was the high bidder, which required the payment of $90 million by ANW, which was funded by AT&T Wireless Services during the first quarter of 2002.

      On November 14, 2002, the FCC announced it would allow bidders to withdraw from Auction 35 without penalty. On December 4, 2002, ANW applied to the FCC to withdraw its bids from Auction 35. As a result, AT&T Wireless Services has been relieved of its commitment to fund ANW’s purchase of the remaining Auction 35 licenses. ANW was refunded $83 million, which was the remaining balance ANW had on deposit with the FCC as a down payment for the remaining licenses.

      On November 11, 2002, AT&T Wireless Services and the other owners of ANW amended the terms of the venture. Pursuant to the revised agreements:

•	In December 2002, ANW made a prepayment of indebtedness to AT&T Wireless Services of $181 million.

•	In December 2002, AT&T Wireless Services paid $229 million to the other owners of ANW and ANW distributed certain amounts previously invested in ANW, resulting in distributions of $144 million to AT&T Wireless Services and $233 million to the other owners of ANW. AT&T Wireless Services recorded a charge of $108 million during the fourth quarter of 2002 in net equity earnings (losses) from investments in unconsolidated subsidiaries to reflect the difference between amounts previously accrued on its potential obligation to acquire the other owners’ interest under the original terms of the venture and the $229 million payment made in December 2002.

•	In March 2007, the other owners of ANW may elect to require AT&T Wireless Services to purchase their interests in ANW for $145 million, of which $53 million was reflected within other long-term liabilities as of December 31, 2003. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5 percent per annum.

      In conjunction with the split-off from AT&T in July 2001, AT&T Wireless Services entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, as amended in December 2002 and May 2003, AT&T Wireless Services is required to purchase certain amounts of wholesale long-distance services from AT&T until July 31, 2007. For any shortfall in cumulative usage, AT&T Wireless Services is required to pay AT&T at the rate of $0.01 per minute at the end of the period. AT&T Wireless Services’ maximum remaining commitment as of December 31, 2003, was approximately $703 million. AT&T Wireless Services is also required to purchase long-distance services associated with its administrative phone usage equal to $70 million for each of the three years following the split-off. As of December 31, 2003, AT&T Wireless Services had fulfilled all of the first and second year’s commitments and approximately $33 million of the third year’s commitment under the agreement. In addition, AT&T Wireless Services is required to purchase certain network data services from AT&T in an amount equal to $41 million for each of the three years following the split-off. AT&T Wireless Services had fulfilled all of the first, second, and third year’s data commitments under the agreement as of December 31, 2003. In October 2002, AT&T Wireless Services committed to purchase certain amounts of international long-distance services over a two-year period beginning November 1, 2002, and is required to pay AT&T any shortfall in cumulative usage based on the period’s average rate. Based on the average rate for the fourteen months ended December 31, 2003, AT&T Wireless Services’ maximum remaining commitment as of December 31, 2003, was approximately $8 million.

      AT&T Wireless Services has commitments with local exchange carriers for dedicated leased lines. The original terms of these commitments vary from month-to-month up to five years. AT&T Wireless Services’ related commitment to its primary carriers as of December 31, 2003, was approximately $640 million, with

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments due in each of the five succeeding fiscal years as follows: $222 million in 2004, $186 million in 2005, $131 million in 2006, $74 million in 2007, and $27 million in 2008.

      AT&T Wireless Services leases land, buildings, and equipment through contracts that expire in various years through 2035. Certain of AT&T Wireless Services’ lease contracts include options to renew the leases for an additional three to 40 years. Certain of these leases also contain early termination clauses that give AT&T Wireless Services the right to terminate the lease by paying a penalty of typically three to six months’ worth of rent. Rental expense under operating leases was $743 million, $659 million, and $446 million for the years ended December 31, 2003, 2002, and 2001, respectively. The following table shows the future minimum rental payments due under noncancelable operating leases at December 31, 2003:

For the Years Ended December 31,

(In Millions)

2004	$766
2005	675
2006	537
2007	385
2008	249
Later Years	763

      AT&T Wireless Services enters into agreements in the normal course of business that provide for indemnification of counterparties. These include split-off, tax sharing, and tax refund agreements with AT&T, as well as certain asset sales, outsourcing arrangements, and financing, intellectual property, services, and purchase agreements with other parties. The term of the indemnification varies by agreement. The events or circumstances that would require AT&T Wireless Services to perform under these indemnities are transaction specific; however, these agreements may require AT&T Wireless Services to indemnify the counterparty for costs and losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters, changes in laws or regulations, and/or from litigation or claims arising from the underlying transaction. AT&T Wireless Services is unable to estimate the maximum potential liability for these types of indemnifications as the agreements generally do not specify a maximum amount, and the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, AT&T Wireless Services has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying Consolidated Financial Statements.

22.     Contingencies

      AT&T Wireless Services is defending two class-action or representative lawsuits challenging the quality of its wireless service. These cases include allegations of breach of contract, statutory consumer fraud, and similar claims. In one case filed in Texas, the named plaintiffs have asserted claims for compensatory and punitive damages totaling $100 million. That case was dismissed, and then reversed by the court of appeals; AT&T Wireless Services is seeking review in the Texas Supreme Court. In a case filed in California, the court denied class certification and also denied all remaining claims for monetary relief, although claims for injunctive relief remain pending.

      A series of class-action cases have been filed against AT&T Wireless Services as well as its major competitors, alleging that defendants have violated federal antitrust laws by allegedly restricting the portability of wireless handsets between carriers. Plaintiffs assert both tying and monopolization claims, but have not

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asserted specific claims for damages. The court has dismissed the monopolization claims and the per se tying claim against all defendants.

      Various class-action or representative lawsuits are pending against AT&T Wireless Services that challenge a variety of billing practices and the adequacy of AT&T Wireless Services’ disclosures concerning those practices, including billing in full-minute increments, billing from send to end, out-of-cycle billing, charging early termination fees, post-cancellation billing practices, and billing for roaming calls. The plaintiffs in two of these cases specified damages in excess of $100 million. In one of these cases, the court denied certification of a class, leaving the claims of five individual customers. After this ruling, plaintiffs have nonetheless asserted a claim for restitution on behalf of a nationwide class of customers in excess of $318 million. Plaintiffs have also sought appellate review of the decision to deny class certification.

      Numerous class-action lawsuits were filed against AT&T and several wireless phone manufacturers and carriers asserting products liability and similar claims relating to radio-frequency transmissions to and from wireless phones. The court dismissed all but one of these cases on preemption grounds; plaintiffs have appealed.

      In 1993, shareholders of a former competitor of AT&T Wireless Services’ air-to-ground business sued AT&T Wireless Services, alleging breach of a confidentiality agreement, misappropriation of trade secrets, and tortious interference with the competitor’s business. The jury returned a verdict in favor of AT&T Wireless Services on all claims. During a trial, which concluded in October 2003, the plaintiff asserted damages totaling up to $438 million, but the jury returned a verdict in favor of AT&T Wireless Services on all claims. Plaintiff has filed certain motions challenging the verdict.

      Several class-action lawsuits have been filed against AT&T, certain executives of AT&T and AT&T Wireless Services, and a group of investment banking firms asserting claims under federal securities laws. The complaints assert claims that AT&T made material misstatements concerning earnings and financial condition, while omitting other material information, allegedly to maximize proceeds from the offering of AT&T Wireless Group tracking stock in April 2000 and/or to avoid paying a cash guarantee in connection with the MediaOne acquisition. The plaintiffs have demanded damages in excess of $2.1 billion related to the offering of AT&T Wireless Group tracking stock. In connection with the split-off, certain provisions of the Separation Agreement between AT&T Wireless Services and AT&T may result in AT&T Wireless Services being allocated a portion of the liabilities, if any, arising out of these actions to the extent they relate to AT&T Wireless Group tracking stock.

      A former executive and shareholder of Tritel, Inc. (which, as a subsidiary of TeleCorp, was acquired by AT&T Wireless Services as part of its acquisition of TeleCorp — See Note 10) filed a lawsuit against Tritel, Inc., Tritel Communications, Inc., and two board members seeking to rescind an earlier settlement agreement. The plaintiff alleged that the defendants withheld material information about an initial public offering that occurred after he settled his prior claims, and asserted claims for fraud, breach of fiduciary duty, and breach of the duty of good faith and fair dealing. The plaintiff sought $60 million in damages and/or restitution, and $450 million in punitive damages. An arbitration panel awarded the plaintiff $57 thousand. An appeal is pending that challenges the referral of the case to arbitration.

      AT&T Wireless Services has been named as a defendant, along with another wireless carrier and several wireless phone manufacturers, in three class-action lawsuits alleging that existing phone equipment does not meet FCC requirements for 911 emergency call processing. Damages have not been specified, although plaintiffs are seeking injunctive and equitable relief.

      AT&T Wireless Services is currently a party to various claims and legal proceedings, including those noted above. AT&T Wireless Services also makes routine filings with the FCC and state regulatory authorities, as well as federal, state, and local tax authorities. If management believes that a loss arising from

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these actions and/or filings is probable and can reasonably be estimated, an amount is recorded for the estimated loss. As additional information becomes available, the potential liability related to the actions is assessed and the estimates are revised, if necessary. Based upon currently available information, management does not believe that the ultimate outcome of these actions beyond that provided for as of December 31, 2003, individually and in the aggregate, will have a material adverse effect on AT&T Wireless Services’ Consolidated Financial Statements. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on AT&T Wireless Services’ Consolidated Financial Statements in future periods. While it is not possible to predict the ultimate outcome of the matters discussed above, historically, AT&T Wireless Services has been successful in defending itself against claims and suits that have been brought against it, and payments made in such claims and actions have not been material to AT&T Wireless Services’ Consolidated Financial Statements.

23.     Quarterly Information (Unaudited)

2003	First	Second	Third	Fourth

	(In Millions, Except Per Share Amounts
	And Stock Prices)
Revenue	$3,948	$4,158	$4,374	$4,215
Operating income (loss)	$375	$451	$367	$20
Income (loss) from continuing operations	$142	$228	$156	$(84)
Income (loss) before cumulative effect of change in accounting principle available to common shareholders	$135	$222	$156	$(84)
Net income (loss) available to common shareholders	$135	$222	$156	$(84)
Income (loss) before cumulative effect of change in accounting principle available to common shareholders per share — basic and diluted	$0.05	$0.08	$0.06	$(0.03)
Net income (loss) available to common shareholders per share — basic and diluted	$0.05	$0.08	$0.06	$(0.03)
Stock price(2):
AT&T Wireless Services common stock(3)
High	$7.44	$8.39	$9.10	$8.82
Low	$5.25	$6.35	$7.55	$6.58
Quarter-end close	$6.60	$8.21	$8.18	$7.99

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002	First	Second	Third(1)	Fourth

Revenue	$3,611	$3,910	$4,063	$4,047
Operating income (loss)	$178	$335	$(962)	$191
(Loss) income from continuing operations	$(22)	$(3)	$(2,049)	$(131)
Income from discontinued operations	$12	$27	$8	$—
(Loss) income before cumulative effect of change in accounting principle available to common shareholders	$(12)	$19	$(2,047)	$(136)
Net (loss) income available to common shareholders	$(178)	$19	$(2,047)	$(136)
(Loss) income before cumulative effect of change in accounting principle available to common shareholders per share — basic and diluted	$(0.01)	$0.01	$(0.76)	$(0.05)
Net (loss) income available to common shareholders per share — basic and diluted	$(0.07)	$0.01	$(0.76)	$(0.05)
Stock price(2):
AT&T Wireless Services common stock(3)
High	$14.46	$9.43	$6.20	$8.05
Low	$8.24	$5.35	$3.97	$3.25
Quarter-end close	$8.95	$5.85	$4.12	$5.65

(1)	AT&T Wireless Services recorded impairments of licensing costs totaling $1,329 million pretax during the third quarter of 2002, resulting from the SFAS No. 142 assessments of U.S. licensing costs and goodwill. The third quarter of 2002 also included an impairment of unconsolidated subsidiaries, totaling $1,000 million pretax, resulting from an assessment of the recoverability of cost and equity method unconsolidated subsidiaries, in addition to AT&T Wireless Services’ proportionate share of its equity method unconsolidated subsidiaries’ SFAS No. 142 impairment charges (see Notes 3 and 4).

(2)	Stock prices obtained from the New York Stock Exchange Composite Transaction Tape.

(3)	No dividends have been declared or paid on AT&T Wireless Services common stock.

24.     Subsequent Event

      On February 17, 2004, AT&T Wireless Services entered into a merger agreement with Cingular and certain of its affiliates. Under the terms of the agreement, which were approved by the boards of directors of AT&T Wireless Services, BellSouth Corporation, SBC Communications Inc., and Cingular, AT&T Wireless Services’ common shareholders will receive $15 cash per common share and AT&T Wireless Services’ preferred shareholders will receive the then applicable liquidation preference of their preferred shares, for an aggregate of approximately $41 billion, upon consummation of the transaction. The transaction is subject to approval by AT&T Wireless Services’ shareholders, approval by regulatory authorities, and other closing conditions. The companies are seeking to close the transaction in the fourth quarter of 2004.

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of AT&T Wireless Services, Inc.

      Our audits of the consolidated financial statements referred to in our report dated March 2, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index appearing under Item 8. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 2, 2004

AT&T WIRELESS SERVICES, INC.

AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Col. A	Col. B	Col. C	Col. D		Col. E

	Balance at	Charged to			Balance
	Beginning	Costs and			at End
Description	of Period	Expenses	Deductions		of Period

Year 2003
Allowances for doubtful accounts	$240	$553	$(459	)(a)	$334
Deferred tax valuation allowance	$524	$53	$(385	)(b)	$192
Restructuring reserve	$—	$88 (c)	$(24)		$64
Property, plant, and equipment allowances	$630	$207	$(387)		$450
Year 2002
Allowances for doubtful accounts	$239	$551	$(550	)(a)	$240
Accrued disposal costs for discontinued operations	$228	—	$(228)		$—
Deferred tax valuation allowance	$15	$970	$(461	)(d)	$524
Property, plant, and equipment allowances	$343	$419	$(132)		$630
Year 2001
Allowances for doubtful accounts	$193	$573	$(527	)(a)	$239
Accrued disposal costs for discontinued operations	$—	$258	$(30)		$228
Property, plant, and equipment allowances	$584	$320	$(561)		$343

(a)	Amounts written off as uncollectible, net of recoveries.

(b)	Represents the removal of outside basis deferred tax assets associated with variable interest entities which were consolidated as of April 1, 2003 (see Note 2) and reclassification of certain income tax contingencies to other long-term liabilities.

(c)	Severance-related charges recorded in 2003 related to restructuring initiatives that support AT&T Wireless Services’ margin improvement efforts (see Note 5).

(d)	A federal tax refund claim of $461 million filed through AT&T related to AT&T Wireless Services 2001 tax net operating loss, which was reclassified to shareholders’ equity.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

      Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 130a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

      We regularly evaluate our internal controls over financial reporting and discuss these matters with our independent accountants and our audit committee. Based on these evaluations and discussions, we consider what revisions, improvements, or corrections are necessary in order to ensure that our internal controls are and remain effective. As a result, we are currently enhancing internal processes related to certain general computer controls, fixed asset tracking, and handset vendor allowances. We anticipate that implementation of these enhancements may continue through the end of 2004. Pending full implementation of these enhancements, we have instituted additional procedures and policies to preserve our ability to accurately record, process, and summarize financial data and prepare financial statements for external purposes that fairly present our financial condition, results of operations, and cash flows. The principal focus of the enhancements related to general computer controls include documenting and adhering to comprehensive system development methodologies when performing system application implementations and upgrades, establishing a single repository for enterprise reference data, identifying business owners for applications with financially significant data, and enhancing controls to appropriately limit ability to access network infrastructure. The enhancements to our internal controls relating to fixed asset tracking include developing and implementing new policies, procedures, and systems designed to more efficiently record movements, disposals, and in-service dates for our network equipment. The internal control enhancements relating to handset vendor allowances include improved review, communication, and documentation of vendor contracts, which include handset allowances.

      We have made significant progress implementing enhancements and corrective actions to our internal controls related to tax reporting over the past year. There have been no other significant changes in internal controls, or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses. We intend to continue to refine our internal controls on an ongoing basis as we deem appropriate with a view towards continuous improvements.

PART III

Item 10.     Executive Officers and Directors of the Company

      The executive officers of the Company as of March 5, 2004, are as follows:

      John D. Zeglis is Chairman of the Board, Chief Executive Officer and President. He has been Chief Executive Officer of our business since 1999, and our Chairman and President since 2001. From 1997 to 1999, Mr. Zeglis served as President of AT&T, and from June to November 1997, he served as its Vice Chairman. Mr. Zeglis is a director of Helmerich and Payne Inc. and Georgia-Pacific Corporation. Mr. Zeglis is 56 years old.

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

      Michael G. Keith is President, Mobility Operations, a position he has held since January 2003. Prior to that he was President, AT&T Wireless TeleCorp from 2002 to 2003 and President, AT&T Fixed Wireless Services, from 1999 to 2002. From 1998 to 1999, Mr. Keith served as President, AT&T Business Services. Prior to that, he was Vice President & General Manager, AT&T Global Services from 1997 to 1998. Mr. Keith is 55 years old.

      Jordan M. Roderick is President, International. He has led our International division since 2000. From 1998 to 2000, Mr. Roderick served as Executive Vice President, Wireless Technology and Products. Mr. Roderick is 46 years old.

      Adele Ambrose is Executive Vice President, Public Relations and Investor Communications, a position she has held since 2001. Prior to that, she served as Vice President, Public Relations of AT&T, from 1999 to 2001. Ms. Ambrose served in other senior management positions in Public Relations at AT&T from 1991 to 1999. Ms. Ambrose is 47 years old.

      Lewis M. Chakrin is Executive Vice President, Corporate Strategy and Business Development, a position he has held since 2001. He previously served as Senior Vice President and Chief Strategy Officer from 2000 to 2001. From 1998 to 2000, Mr. Chakrin served as Vice President, Product Management/ Consumer Services of AT&T. Mr. Chakrin is 55 years old.

      Gregory P. Landis is General Counsel and Executive Vice President. He has served as our General Counsel since 1995. Mr. Landis is 53 years old.

      D. Jane Marvin is Executive Vice President, Human Resources, a position she has held since 2001. Prior to that, Ms. Marvin served as Executive Vice President of Human Resources for Covad Communications Group Inc., a high-speed internet connection provider, from 1999 to 2001. Ms. Marvin served as Vice President, Human Resources for Ameritech, General Business Services from 1997 to 1999. Ms. Marvin is 45 years old.

      Joseph McCabe, Jr. is Chief Financial Officer and Executive Vice President. He has been our chief financial officer since 1999. From 1997 to 1999, Mr. McCabe served as Vice President and Chief Financial Officer, AT&T Consumer, Local Services and AT&T Wireless Services. Mr. McCabe is 52 years old.

      Roderick D. Nelson is Chief Technology Officer and Executive Vice President. He has served as our Chief Technology Officer since 1998. From 1993 to 1998, Mr. Nelson served as Vice President, Technology Development. Mr. Nelson is a director of Tropian, Inc. Mr. Nelson is 44 years old.

      Brian Shay is Executive Vice President, Sales, a position he has held since joining our company in November 2003. Prior to joining our company, Mr. Shay served as President, West Area, of Verizon Wireless from June 1999 to July 2003. From 1997 to 1999, he was Executive Vice President and General Manager of AirTouch, a wireless communications provider and predecessor company to Verizon Wireless. Mr. Shay is 44 years old.

      G. Michael Sievert is Executive Vice President and Chief Marketing Officer, a position he has held since joining our company in March 2002. Prior to joining our company, Mr. Sievert served as Chief Global Marketing and Sales Officer, at E* Trade Group, Inc., a provider of online personal financial services, where he was employed from 1998 to 2001. From 1996 to 1998, he was Program Director, Worldwide Product Marketing, Personal Systems Group, at International Business Machines Corporation (IBM), a provider of advanced information technology. Mr. Sievert is 34 years old.

      Gregory L. Slemons is Executive Vice President, Wireless Network Services. He has led our Wireless Network Services group since 1997. Mr. Slemons is 50 years old.

      We have adopted a written Code of Business Conduct and Ethics that applies to everyone in our company, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Business Conduct and Ethics, as well as our corporate governance guidelines and charters for the audit, compensation, and governance committees of our board of directors, are available on our corporate governance website at http://www.attwireless.com/wirelessir/corporate_governance/index.jhtml. Copies of these documents are also available in print upon request to the Associate General Counsel and Corporate Secretary at AT&T Wireless Services, Inc., P.O. Box 97061, Redmond, Washington 98073-9761. We will post any amendments to or waivers from our Code of Business Conduct and Ethics on the corporate governance website. Other information called for by Part III, Item 10, involving the identification and election of directors and the audit committee, is included in our Proxy Statement relating to our annual meeting of shareholders to be held in 2004, and is incorporated herein by reference.

Item 11.     Executive Compensation

      Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders in 2004, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders in 2004 and is incorporated herein by reference.

Equity Compensation Plan Information

      The following table sets forth information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2003.

	(a)	(b)	(c)

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-average	Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights(#)	Warrants and Rights($)	in Column(a))(#)

Equity compensation plans approved by security holders	225,375,492 (1)	$21.13 (2)	243,971,777	(3)(4)(5)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total(6)	225,375,492	$21.13	243,971,777

(1)	Includes 907,865 shares subject to outstanding restricted stock units and 1,984,110 shares subject to outstanding performance shares.

(2)	Because there is no exercise price associated with restricted stock units or performance shares, such awards are not included in the weighted-average price calculation.

(3)	Represents 227,124,979 shares available for grant under the 2001 Long-Term Incentive Plan and 16,846,798 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2003. This number does not include 9,100,000 additional shares that became available for issuance under the Employee Stock Purchase Plan on January 1, 2004 pursuant to an evergreen formula under which the number of shares authorized for grant is increased annually on the first day of each fiscal year by a number of shares equal to the lesser of (i) 9,100,000 shares, (ii) 0.35 percent of the outstanding common stock as of the end of the immediately preceding fiscal year on a fully-diluted basis, or (iii) a lesser amount determined by our board of directors. Any shares from increases in previous years that are not actually used will be added to the aggregate number of shares authorized to be sold under the Employee Stock Purchase Plan.

(4)	Under the 2001 Long-Term Incentive Plan, the Company may grant restricted stock, performance awards and other stock unit awards, in addition to stock options. Under the 2001 Long-Term Incentive

Plan no more than an aggregate of 123 million shares are available for issuance pursuant to grants of restricted stock, performance awards or other stock unit awards.

(5)	Pursuant to a program adopted by the Compensation Committee under the 2001 Long-Term Incentive Plan, effective October 1, 2003, each of our non-employee directors will receive the following automatic grants: (a) an initial option grant as of the date of the director’s initial election or appointment to our board of directors with a Black-Scholes valuation of $40,000, (b) an annual option grant immediately following each year’s annual shareholders meeting with a Black-Scholes valuation of $40,000, and (c) a grant of restricted stock at the same time as a non-employee director is entitled to an initial or annual option grant for that number of shares calculated by dividing $50,000 by the fair market value of one share of our common stock.

(6)	Does not include stock options for the purchase of 4,115,031 shares of our common stock outstanding as of December 31, 2003 that were assumed in connection with our acquisition of another company. The assumed options have a weighted-average exercise price of $23.14 per share. No additional options may be granted under this assumed plan.

Item 13.	Certain Relationships and Related Transactions

      Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held in 2004, and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

      Information called for by Part III, Item 14, is included in our Proxy Statement relating to our annual meeting of shareholders to be held in 2004, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Documents filed as part of this Report:

(1)	Financial Statements — consolidated financial statements of AT&T Wireless Services, Inc. and subsidiaries as set forth under Item 8 of this Report.

           AT&T Wireless Services, Inc. and Subsidiaries

Report of Management

Report of Independent Auditors

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule as set forth under Item 8 of this Report.

AT&T Wireless Services, Inc. and Subsidiaries

Report of Independent Auditors on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

      The independent auditors’ reports with respect to the financial statements and the financial statement schedule of AT&T Wireless Services, Inc. and subsidiaries appear on pages 87 and 139, respectively of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

(3)	Exhibits. See Exhibit Index.

(b) Reports on Form 8-K:

(1)	Report on Form 8-K dated October 22, 2003, furnished under Items 9 and 12, announcing financial results for the third quarter of 2003.

(2)	Report on Form 8-K dated November 12, 2003, furnished under Items 9 and 12, announcing revised financial results for the third quarter of 2003 as a result of clarification provided by the Financial Accounting Standards Board regarding FASB Statement 150.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AT&T WIRELESS SERVICES, INC.

Date: March 5, 2004	By: /s/ JOHN D. ZEGLIS John D. Zeglis Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 5th day of March, 2004.

Signature	Title

/s/ JOHN D. ZEGLIS John D. Zeglis	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH MCCABE, JR. Joseph McCabe, Jr.	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ WALTER Y. ELISHA Walter Y. Elisha	Director

/s/ DONALD V. FITES Donald V. Fites	Director

/s/ RALPH S. LARSEN Ralph S. Larsen	Director

/s/ JOHN W. MADIGAN John W. Madigan	Director

/s/ KOICHI NISHIMURA Koichi Nishimura	Director

/s/ NOBUHARU ONO Nobuharu Ono	Director

/s/ A. BARRY RAND A. Barry Rand	Director

/s/ CAROLYN M. TICKNOR Carolyn M. Ticknor	Director

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of February 17, 2004, by and among AT&T Wireless, Inc., Cingular Wireless Corporation, Cingular Wireless LLC, Links I Corporation and, solely with respect to Sections 5.3, 6.1(b), 6.5(b) and Article IX of the Agreement, SBC Communications Inc. and BellSouth Corporation (Exhibit 99.1 to our Report on Form 8-K filed February 19, 2004).
3.1	Restated Certificate of Incorporation of the Registrant, as amended to date (Exhibit 3.1 to Registration Statement on Form S-4 (Commission file No. 333-66592), filed August 2, 2001).
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant (Exhibit 3.2 to Registration Statement on Form S-4 (Commission file No. 333-66592), filed August 2, 2001).
3.3	Certificate of Designation of Series C Preferred Stock of AT&T Wireless (Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-4 (Commission file No. 333-74098), filed December 21, 2001).
3.4	Certificate of Designation of Series E Preferred Stock of AT&T Wireless (Exhibit 4.2 to Amendment No. 1 to our Registration Statement on Form S-4 (Commission file No. 333-74098), filed December 21, 2001).
3.5	Restated By-Laws of the Registrant, as amended to date (Exhibit 3.5 to our Annual Report on Form 10-K for 2002).
4.1	Preferred Stock Purchase Rights Agreement dated September 1, 2002, between AT&T Wireless Services, Inc. and Mellon Investor Services, LLC, as rights agent (Exhibit 5 to Amendment No. 1 to Form 8-A, filed October 17, 2002).
4.2	Amendment, dated as of February 17, 2004, to the Amended and Restated Preferred Stock Purchase Rights Agreement, dated as of September 1, 2002, between AT&T Wireless Services, Inc. and Mellon Investor Services LLC, as rights agent (Exhibit 5.1 to Amendment No. 2 to Form 8-A filed February 20, 2004).
4.3	Certain instruments which define the rights of holders of long term debt of the Company and its consolidated subsidiaries are not filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
4.4	Indenture, dated as of March 6, 2001, between AT&T Wireless Services, Inc. and The Bank of New York, as trustee (Exhibit 4.5 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001).
4.5	Form of Exchange Note due 2006 (Exhibit 4.4 to Registration Statement on Form S-4 (Commission file No. 333-67068), filed August 8, 2001).
4.6	Form of Exchange Note due 2011 (Exhibit 4.5 to Registration Statement on Form S-4 (Commission file No. 333-67068), filed August 8, 2001).
4.7	Form of Exchange Note due 2031 (Exhibit 4.6 to Registration Statement on Form S-4 (Commission file No. 333-67068), filed August 8, 2001).
10.1	Separation and Distribution Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (Exhibit 10.1 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 21, 2001).
10.2	Amended and Restated Tax Sharing Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (Exhibit 10.2 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 21, 2001).
10.3	Brand License Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of June 4, 2001 (Exhibit 10.4 to Registration Statement on Form S 1/ A (Commission file No. 333-59174), filed June 11, 2001).
10.4	Amendment to the Brand License Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc. (Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit
No.	Description

10.5	Intellectual Property Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., effective as of July 9, 2001 (Exhibit 10.6 to Registration Statement on Form S-1/ A (Commission file No. 333-59174), filed June 11, 2001).
10.6	Amended and Restated Master Carrier Agreement by and between AT&T Corp. and AT&T Wireless Services, Inc., dated as of December 31, 2002 (Exhibit 10.7 to our Annual Report on Form 10-K for 2002).
10.7	Amended and Restated Investor Agreement by and among AT&T Corp., AT&T Wireless Services, Inc. and NTT DoCoMo, Inc., dated December 20, 2001 (Exhibit 6 to Schedule 13D/ A filed December 31, 2001 by NTT DoCoMo, Inc.).
10.8	Amendment No. 1 to the Amended and Restated Investor Agreement by and among AT&T Corp., AT&T Wireless Services, Inc. and NTT DoCoMo, Inc., dated December 20, 2001 (Exhibit 10.1 to our Current Report on Form 8-K filed December 26, 2002).
10.9	Letter Agreement, dated as of January 27, 2004, by and between NTT DoCoMo, Inc. and AT&T Wireless Services, Inc. (Exhibit 8 to Schedule 13 D/ A filed January 27, 2004 by NTT DoCoMo, Inc.).
10.10	Warrant Agreement by and among AT&T Wireless Services, Inc., NTT DoCoMo, Inc. and AT&T Corp. dated December 20, 2000 (Exhibit 10.3 to the Current Report on Form 8-K for AT&T Corp. filed December 22, 2000).
10.11	Amended and Restated 2001 Long Term Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed on April 14, 2003).
10.12	Amended and Restated Short Term Incentive plan (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed on April 14, 2003).
10.13	Form of AT&T Wireless Services, Inc. Amended and Restated 2001 Long Term Incentive Plan Executive Non-statutory Stock Option Agreement.
10.14	Form of AT&T Wireless Services, Inc. Amended and Restated 2001 Long Term Incentive Plan Executive Restricted Stock Unit Award Agreement.
10.15	AT&T Wireless Services, Inc. Amended and Restated Employee Stock Purchase Plan (Exhibit 10.16 to our Annual Report on Form 10-K for 2002).
10.16	AT&T Wireless Services, Inc. Adjustment Plan (Exhibit 99.3 to Registration Statement on Form S-8 (Commission file No. 333-64484), filed July 3, 2001).
10.17	Amendment No. 1 to AT&T Wireless Services, Inc. Adjustment Plan (Exhibit 10.18 to our Annual Report on Form 10-K for 2002).
10.18	Amendment No. 2 to AT&T Wireless Services, Inc. Adjustment Plan (Exhibit 10.19 to our Annual Report on Form 10-K for 2002).
10.19	AT&T Wireless Services, Inc. Deferred Compensation Plan (Exhibit 10.20 to our Annual Report on Form 10-K for 2002).
10.20	Amendment No. 1 to AT&T Wireless Services, Inc. Deferred Compensation Plan (Exhibit 10.21 to our Annual Report on Form 10-K for 2002).
10.21	Amendment No. 2 to AT&T Wireless Services, Inc. Deferred Compensation Plan (Exhibit 10.22 to our Annual Report on Form 10-K for 2002).
10.22	Amendment No. 3 to AT&T Wireless Services, Inc. Deferred Compensation Plan (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.23	Amendment No. 4 to AT&T Wireless Services, Inc. Deferred Compensation Plan (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.24	AT&T Wireless Services, Inc. Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.23 to our Annual Report on Form 10-K for 2002).
10.25	Amendment No. 1 to AT&T Wireless Services, Inc. Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.24 to our Annual Report on Form 10-K for 2002).
10.26	Amendment No. 2 to AT&T Wireless Services, Inc. Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.25 to our Annual Report on Form 10-K for 2002).

Exhibit
No.	Description

10.27	Amendment No. 3 to AT&T Wireless Services, Inc. Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.28	Amendment No. 4 to AT&T Wireless Services, Inc. Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.29	AT&T Wireless Amended and Restated Senior Officer Severance Plan (Exhibit 10.26 to our Annual Report on Form 10-K for 2002).
10.30	Description of Tax Allowance Policy for Executive Imputed Taxes (Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.31	Employment Agreement between AT&T Wireless Services, Inc. and Michael G. Keith, dated February 28, 2003 (Exhibit 10.29 to our Annual Report on Form 10-K for 2002).
10.32	Retention Agreement between AT&T Wireless Services, Inc. and Joseph McCabe, Jr., dated December 4, 2001 (Exhibit 10.30 to our Annual Report on Form 10-K for 2002).
10.33	Employment Agreement between AT&T Wireless Services, Inc. and Andre Dahan, dated May 16, 2001 (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.34	Amendment to Employment Agreement between AT&T Wireless Services, Inc. and Andre Dahan, dated May 29, 2002 (Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.35	Amendment No. 2 to Employment Agreement between AT&T Wireless Services, Inc. and Andre Dahan, dated May 29, 2002 (Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.36	Description of Life Insurance Arrangement with Andre Dahan (Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.37	Amended and Restated $1.25 Billion 364-Day Competitive Advance and Revolving Credit Facility Agreement, dated March 18, 2003, between AT&T Wireless Services, Inc. and certain lenders party thereto (Exhibit 10.34 to our Annual Report on Form 10-K for 2002).
10.38	$1.25 Billion Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated March 23, 2001, between AT&T Wireless Services, Inc. and certain lenders party thereto (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.39	Amendment No. 1 to $1.25 Billion Five-Year Competitive Advance and Revolving Credit Facility Agreement (Exhibit 10.36 to our Annual Report on Form 10-K for 2002).
10.40	Amended and Restated Receivables Purchase Agreement, dated February 27, 2004, relating to the Accounts Receivable Securitization Program.
10.41	Form of Commercial Paper Dealer Agreements, each dated as of June 13, 2001, between AT&T Wireless Services, Inc. and each of five dealers (Exhibit 10.19 to Registration Statement on Form S-1/ A (Commission File No. 333-59174), filed June 20, 2001).
10.42	Master Commercial Paper Note of the Registrant, dated June 13, 2001 (Exhibit 10.20 to Registration Statement on Form S-1/ A (Commission File No. 333-59174), filed June 20, 2001).
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of CFO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.