Form 10-Q
period 2004-03-31
AT&T WIRELESS SERVICES INC
filed 2004-05-07
CIK 1138234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________.

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

Yes [X]     No [  ]

As of April 30, 2004, 2,727,361,012 shares of the registrant’s Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2004	2003
REVENUE
Services	$3,746	$3,743
Equipment	329	205

Total revenue	4,075	3,948
OPERATING EXPENSES
Costs of services (excluding depreciation of $732 and $576 included below)	1,166	1,114
Costs of equipment sales	586	469
Selling, general, and administrative	1,357	1,255
Depreciation and amortization	887	735

Total operating expenses	3,996	3,573

OPERATING INCOME	79	375
Other income (expense)	42	(30)
Interest expense	196	184

(LOSS) INCOME BEFORE INCOME TAXES AND NET EQUITY (LOSSES) EARNINGS FROM INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES	(75)	161
(Benefit) provision for income taxes	(34)	46
Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	(17)	27

NET (LOSS) INCOME	(58)	142
Accretion of mandatorily redeemable preferred stock	—	7

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(58)	$135

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS PER BASIC AND DILUTED SHARE	$(0.02)	$0.05
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET (LOSS) INCOME PER SHARE:
Basic	2,721	2,711
Diluted	2,721	2,712

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	AT	AT
	MARCH 31,	DECEMBER 31,
	2004	2003
ASSETS
Cash and cash equivalents	$4,067	$4,339
Short-term investments	183	202
Accounts receivable, less allowances of $282 and $334	1,994	2,301
Inventories	226	309
Deferred income taxes	288	303
Prepaid expenses and other current assets	415	361

TOTAL CURRENT ASSETS	7,173	7,815
Property, plant, and equipment, net of accumulated depreciation and amortization of $10,828 and $10,146	16,264	16,374
Licensing costs, net	14,499	14,500
Investments in and advances to unconsolidated subsidiaries	1,137	1,169
Goodwill	7,443	7,390
Other assets, net of accumulated amortization of $413 and $378	542	554

TOTAL ASSETS	$47,058	$47,802

LIABILITIES
Accounts payable	$890	$1,174
Payroll and benefit-related liabilities	337	500
Advertising and promotion accruals	91	149
Business tax accruals	258	289
Interest payable on long-term debt	155	240
Other current liabilities	1,158	1,100

TOTAL CURRENT LIABILITIES	2,889	3,452
Long-term debt	10,410	10,459
Mandatorily redeemable preferred stock, $0.01 par value, 1,000 shares authorized, ..233 shares issued (liquidation values of $296 and $291)	184	177
Deferred income taxes	4,537	4,699
Other long-term liabilities	636	658

TOTAL LIABILITIES	18,656	19,445
COMMITMENTS AND CONTINGENCIES (NOTES (j) AND (k))
MINORITY INTEREST	33	30
MANDATORILY REDEEMABLE COMMON STOCK, $0.01 par value, 406 shares issued and outstanding (redemption values of $11,540 and $11,372)	7,664	7,664
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 10,000 shares authorized, 2,319 and 2,308 shares issued and outstanding	23	23
Additional paid-in capital	23,794	23,688
Receivable from former parent, AT&T	(25)	(25)
Accumulated deficit	(3,090)	(3,032)
Accumulated other comprehensive income	3	9

TOTAL SHAREHOLDERS’ EQUITY	20,705	20,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,058	$47,802

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(UNAUDITED)

						Accumulated	Total
	Common		Additional	Receivable		Other	Share-
	Shares	Common	Paid-in	From Former	Accumulated	Comprehensive	Holders’
	Outstanding	Stock	Capital	Parent, AT&T	Deficit	Income (Loss)	Equity
Balance at December 31, 2003	2,308	$23	$23,688	$(25)	$(3,032)	$9	$20,663
Net loss					(58)		(58)
Proceeds from AT&T Wireless Services common stock issued for employee plans and other	11		106				106
Other comprehensive loss						(6)	(6)

Balance at March 31, 2004	2,319	$23	$23,794	$(25)	$(3,090)	$3	$20,705

Balance at December 31, 2002	2,303	$23	$23,667	$(461)	$(3,474)	$(58)	$19,697
Net income					142		142
Proceeds from AT&T Wireless Services common stock issued for employee plans and other	2		10				10
Cash received from former parent, AT&T				436			436
Accretion of mandatorily redeemable preferred stock			(7)				(7)
Other comprehensive income						17	17

Balance at March 31, 2003	2,305	$23	$23,670	$(25)	$(3,332)	$(41)	$20,295

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2004	2003
SUMMARY OF TOTAL COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(58)	$142
Net revaluation of financial instruments (net of taxes of $1 and $0)	1	(33)
Net foreign currency translation adjustments (net of taxes of ($4) and $0)	(7)	50

TOTAL COMPREHENSIVE (LOSS) INCOME	$(64)	$159

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2004	2003
OPERATING ACTIVITIES
Net (loss) income	$(58)	$142
Adjustments to reconcile net (loss) income, to net cash provided by operating activities:
Net (gains) losses on sale/exchange of assets, businesses, and investments in unconsolidated subsidiaries	(26)	35
Depreciation and amortization	887	735
Amortization of debt premium/discount, interest accretion, and deferred financing fees	(1)	19
Deferred income taxes	(127)	82
Net equity losses (earnings) from investments in unconsolidated subsidiaries	17	(27)
Provision for uncollectible receivables	150	137
Proceeds received from termination of interest rate swap agreements	—	245
Decrease in accounts receivable	167	59
Decrease in inventories	83	78
Decrease in accounts payable	(168)	(88)
Net change in other operating assets and liabilities	(370)	(142)

NET CASH PROVIDED BY OPERATING ACTIVITIES	554	1,275
INVESTING ACTIVITIES
Capital expenditures, including internal use software	(848)	(501)
Distributions and sales of unconsolidated subsidiaries	26	5
Contributions, advances, and purchases of unconsolidated subsidiaries	—	(2)
Acquisitions of consolidated businesses, including cash acquired	(112)	(5)
Net redemptions of held-to-maturity securities	17	—
Other investing activities, net	(3)	—

NET CASH USED IN INVESTING ACTIVITIES	(920)	(503)
FINANCING ACTIVITIES
Repayment of debt due to others	(13)	—
Proceeds from AT&T Wireless Services common stock issued	104	7
Cash received from former parent, AT&T	—	436
Other financing activities, net	3	(5)

NET CASH PROVIDED BY FINANCING ACTIVITIES	94	438
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(272)	1,210
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,339	2,353

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,067	$3,563

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

     The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and do not include all annual disclosures required by GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2003. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The results for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year 2004 or any other future periods.

     Certain reclassifications have been made to prior year amounts to conform to current year presentations.

(b)	MERGER ANNOUNCEMENT

     On February 17, 2004, AT&T Wireless Services entered into a merger agreement with Cingular Wireless LLC (Cingular) and certain of its affiliates. Under the terms of the agreement, which were approved by the boards of directors of AT&T Wireless Services, BellSouth Corporation, SBC Communications Inc., and Cingular, AT&T Wireless Services’ common shareholders will receive $15 cash per common share and AT&T Wireless Services’ preferred shareholders will receive the then applicable liquidation preference of their preferred shares, for an aggregate of approximately $41 billion, upon consummation of the transaction. The transaction is subject to approval by AT&T Wireless Services’ shareholders, approval by regulatory authorities, and other closing conditions. The companies are seeking to close the transaction in the fourth quarter of 2004.

     Although AT&T Wireless Services believes the transaction will be completed, the underlying accounting within the consolidated financial statements and related disclosures assumes AT&T Wireless Services continues as a stand-alone entity as the completion of the merger is uncertain at this time due to the requirements to receive approval by AT&T Wireless Services’ shareholders and regulatory authorities.

(c)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION EXPENSE

     As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” AT&T Wireless Services measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” AT&T Wireless Services has adopted the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on Net income (loss) available to common shareholders and Earnings (loss) per share if AT&T Wireless Services had elected to recognize compensation costs based on the fair value at the date of grant for AT&T Wireless Services common stock awards granted subsequent to the split-off in 2001, AT&T Wireless Group tracking stock awards granted to AT&T Wireless Services employees prior to the split-off, AT&T common stock awards granted to AT&T Wireless Services employees prior to the split-off, and AT&T Wireless Services shares issued under the Employee Stock Purchase Plan (ESPP) consistent with the provisions of SFAS No. 123:

	For the Three Months
	Ended March 31,
(In Millions, Except Per Share Amounts)	2004	2003
Reported net (loss) income available to common shareholders	$(58)	$135

	For the Three Months
	Ended March 31,
(In Millions, Except Per Share Amounts)	2004	2003
Add: Total stock-based employee compensation expense included in reported net (loss) income available to common shareholders, net of any related tax effect	6	2
Less: Total stock-based employee compensation expense determined under the fair value method for all employee stock awards, net of any related tax effect	25	65

Adjusted net (loss) income available to common shareholders	$(77)	$72

Basic and diluted earnings per share:
Reported net (loss) income available to common shareholders	$(0.02)	$0.05
Adjusted net (loss) income available to common shareholders	$(0.03)	$0.03

     AT&T Wireless Services granted 0.7 million stock options during the three months ended March 31, 2004. The weighted-average fair value at date of grant was $4.74 for all AT&T Wireless Services stock options granted during the three months ended March 31, 2004 and was estimated using the Black-Scholes option-pricing model. Although we have used the Black-Scholes option pricing model in the footnotes to our financial statements, the Black-Scholes option pricing model does not necessarily provide a reliable measure of the fair value of our employee stock options as it was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable, and it is not designed to take into account the impact of our pending merger. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 59 percent, (iii) expected life of five years, and (iv) risk-free annual interest rate of 3.5 percent. As discussed in Note (b), as the completion of the merger is uncertain at this time, the assumptions to calculate the weighted-average fair value of stock options granted during the first quarter of 2004 assume AT&T Wireless Services continues as a stand-alone entity. Under the provisions of AT&T Wireless Services’ Long-Term Incentive Plan (LTIP) and the merger agreement with Cingular, the vesting of all equity-based awards will accelerate upon the closing of the merger between AT&T Wireless Services and Cingular and each option shall be converted into the right to receive the excess, if any, of $15 over the exercise price of each option. As a result, the options granted during the three months ended March 31, 2004, each of which has an exercise price below the $15 per share to be paid in the merger, will be converted into the right to receive an aggregate of approximately $4 million upon consummation of the merger.

     For the three months ended March 31, 2004, 0.7 million shares were purchased under the ESPP. The weighted-average fair value at date of grant was $1.50 for the option value of the shares of AT&T Wireless Services common stock issued during the three months ended March 31, 2004 under the ESPP, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 49 percent, (iii) expected life of three months, and (iv) risk-free three-month interest rate of 0.9 percent.

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

PROPERTY, PLANT, AND EQUIPMENT

     During the first quarter of 2004, AT&T Wireless Services continued accelerating the depreciation on wireless communications equipment, primarily electronics related to its second generation, or TDMA network, in certain markets. This acceleration resulted from a more aggressive migration from its TDMA network to its next generation, GSM/GPRS/EDGE network, than originally planned in these markets. The impact of this change for the three months ended March 31, 2004, was an increase in depreciation expense of approximately $57 million, an increase to net loss available to common shareholders of approximately $35 million, and an increase to net loss available to common shareholders per basic and diluted share of $0.01.

(d)	GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, AT&T Wireless Services adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition, as well as how they are to be accounted for after they have been initially recognized in the financial statements.

     Effective with the adoption of this standard, AT&T Wireless Services is no longer amortizing acquired goodwill and excess net book value associated with its equity method unconsolidated subsidiaries. Additionally, AT&T Wireless Services was required to reassess the useful lives of its other intangible assets, which consist primarily of FCC licensing costs and the values assigned to subscribers acquired. Although FCC licenses are issued with a stated term, generally 10 years, the renewal of FCC licenses is a routine matter involving a nominal fee and AT&T Wireless Services has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its FCC licenses. As such, effective with the adoption of SFAS No. 142, AT&T Wireless Services is no longer amortizing licensing costs of U.S. consolidated subsidiaries as these licensing costs are deemed to be intangible assets that have indefinite lives. AT&T Wireless Services periodically reevaluates its determination of an indefinite useful life with regard to FCC licenses. AT&T Wireless Services’ unconsolidated subsidiaries completed a similar assessment for their licensing costs. AT&T Wireless Services’ U.S. and Canadian unconsolidated subsidiaries also determined that their licensing costs have indefinite lives and ceased amortization of those costs.

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

     In the absence of a current transaction for the sale of its business enterprise, AT&T Wireless Services believes a discounted cash flow (DCF) model, rather than the market price of its common stock, is the best technique with which to estimate the fair value of its business enterprise. The closing price of AT&T Wireless Services common stock as of the last business day of the month was $6.60, $8.21, $8.18, $7.99, and $13.61 for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003, and March 31, 2004, respectively, reflecting market capitalizations, in some cases, that were significantly lower than the fair values as determined using discounted cash flows. If market prices (adjusted for items that may affect the fair value of the reporting unit, such as a control premium) were used to derive the fair value of AT&T Wireless Services’ business enterprise instead of a DCF model, it could result in a lower fair value of the business enterprise. This lower fair value might result in an impairment charge that might not otherwise result from using a DCF model. While AT&T Wireless Services does not use its market price to determine the fair value of its reporting unit, AT&T Wireless Services expects convergence between its market capitalization and DCF valuation to occur over time. This convergence was evidenced during the first quarter of 2004.

     On January 22, 2004, AT&T Wireless Services announced that its board of directors was exploring strategic alternatives. On February 17, 2004, AT&T Wireless Services and Cingular and certain of its affiliates signed an agreement such that, subject to certain conditions, Cingular would acquire AT&T Wireless Services for approximately $41 billion, which AT&T Wireless Services deems to reflect fair value. The announcement in January, along with the agreement signed in February, constituted triggering events under SFAS No. 142 requiring AT&T Wireless Services to perform impairment tests for both its goodwill and strategic licensing costs. AT&T Wireless Services determined the fair value of its business enterprise based upon the purchase price of $41 billion reflected in the agreement. As the business enterprise fair value of $41 billion exceeded its net book value, the first step of the goodwill impairment test was passed and no impairment was recorded. AT&T Wireless Services determined the fair value of its strategic licensing costs using a DCF model that took into consideration its business enterprise fair value. This test resulted in no impairment charges for AT&T Wireless Services’ strategic licensing costs.

     The following table provides information about transactions impacting goodwill for the three months ended March 31, 2004 and 2003, respectively:

	Three Months
	Ended March 31,
(In Millions)	2004	2003
Goodwill balance at December 31	$7,390	$7,199
Net impact from market exchanges, acquisitions and dispositions	53	—

Goodwill balance at March 31	$7,443	$7,199

     See further discussion of market exchanges, acquisitions and dispositions at Note (h).

     Intangible assets with indefinite lives at March 31, 2004 and December 31, 2003, consisted of U.S. licensing costs of $14,486 million and $14,492 million, respectively. Amortizable intangible assets at March 31, 2004 and December 31, 2003, consisted of values assigned to subscribers acquired of $298 million and $304 million, net of accumulated amortization of $413 million and $378 million, respectively. Intangible assets related to subscribers acquired are being amortized on a straight-line basis over five years. Pretax amortization expense for the three months ended March 31, 2004 and 2003 totaled $35 million and $30 million, respectively. The aggregate pretax amortization expense for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 are estimated to be $128 million, $107 million, $47 million, $31 million, and $19 million, respectively.

(e)	RESTRUCTURING CHARGES

     During the second quarter of 2003, AT&T Wireless Services launched a company-wide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and margins. During the first quarter of 2004, AT&T Wireless Services recorded $6 million of additional restructuring charges within selling, general and administrative expenses associated with additional employee separations anticipated to occur during 2004, while reversing $12 million, also within selling, general and administrative expenses, for charges taken during 2003 that are no longer required based on a reevaluation of certain restructuring activities.

     During 2003 and the first quarter of 2004, we recorded restructuring charges reflecting our plans to separate approximately 3,600 employees. Approximately 60 percent of these employees would be expected to be exempt employees and 40 percent would be expected to be non-exempt. Approximately 1,500 of the 3,600 employees had left their positions as of March 31, 2004.

     The following table displays the activity and balances of the restructuring reserve, which is reflected in payroll and benefit-related liabilities on the Consolidated Condensed Balance Sheet for the three months ended March 31, 2004:

Employee Separation
For the Three Months
Ended March 31,
(In Millions)	2004
Balance at December 31, 2003	$64
Additions	6
Payments	(15)
Adjustments	(12)

Balance at March 31, 2004	$43

(f)	EARNINGS PER SHARE (EPS)

     The following table presents the computation of basic and diluted earnings (loss) per share:

	For the Three Months
	Ended March 31,
(In Millions, Except per share amounts)	2004	2003
Net (loss) income	$(58)	$142
Less: Accretion of mandatorily redeemable preferred stock	—	7

Net (loss) income available to common shareholders	$(58)	$135

Weighted average common shares outstanding	2,721	2,711
Net effect of dilutive stock options, restricted stock units and performance share units (1)	—	1

Weighted average common shares and equivalents outstanding	2,721	2,712

Net (loss) income available to common shareholders per basic and diluted share	$(0.02)	$0.05

(1)	The effect of dilutive stock options, restricted stock and performance share units for three months ended March 31, 2003 was determined under the treasury stock method. Due to the loss recognized during the three months ended March 31, 2004, the effect of dilutive stock options, restricted stock and performance share units and warrants issued to NTT DoCoMo, Inc. (DoCoMo) in January 2001 was considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share. As of March 31, 2004 and 2003 there were 213 million and 217 million, respectively, AT&T Wireless Services common stock options, restricted stock and performance stock units, as well as the 41.7 million warrants issued to DoCoMo that were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share.

(g)	VARIABLE INTEREST ENTITIES

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

     AT&T Wireless Services has significant variable interests in several entities for which AT&T Wireless Services is deemed to be the primary beneficiary. These variable interests typically consist of a combination of any or all of voting equity interests, non-voting equity interests, loans, and put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest if and when certain events occur. These entities were formed to acquire licenses that were restricted by FCC rule to businesses with limited assets and revenues, and to provide a means through which AT&T Wireless Services can invest in these licenses. To date, the activity of these entities has consisted primarily of acquiring licenses through acquisitions and FCC auctions, and network construction. Prior to April 1, 2003, AT&T Wireless Services accounted for these ventures under the equity method of accounting as AT&T Wireless Services does not have voting control and AT&T Wireless Services has recognized virtually 100 percent of the entities’ operating losses due to its significant variable interests. AT&T Wireless Services’ maximum loss exposure related to these entities as of March 31, 2004 was approximately $145 million, which represented the value of the put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest under certain circumstances. As a result of the adoption of FIN 46, AT&T Wireless Services consolidated these entities at their carrying values effective April 1, 2003. Additionally, AT&T Wireless Services has determined it has a significant variable interest and is deemed to be the primary beneficiary in an entity that holds assets and liabilities associated with synthetic leases. As a result, upon adoption, AT&T Wireless Services consolidated the assets and liabilities associated with two synthetic leases that were previously disclosed as off-balance sheet arrangements.

     AT&T Wireless Services has no material variable interests for which it is not deemed to be the primary beneficiary.

(h)	ACQUISITIONS AND DISPOSITIONS

     In February 2004, AT&T Wireless Services completed the purchase of U.S. Cellular’s TDMA wireless operations in south central Texas for $95 million in cash. AT&T Wireless Services completed this transaction to expand its TDMA and GSM/GPRS networks. The allocation of the purchase price included $29 million, $20 million, $38 million, and $8 million to Licensing costs, Other acquisition-related intangible assets, Net tangible assets and Goodwill, respectively.

     In March 2004, AT&T Wireless Services completed the sale of its ownership interest in a cost method investment for $26 million in cash and recorded a pretax gain of $26 million within other income (expense).

(i)	LONG-TERM DEBT

Accounts Receivable Securitization Program

     In February 2004, AT&T Wireless Services renewed its $1.6 billion accounts receivable securitization program. As of March 31, 2004, availability under the program was approximately $1.3 billion, based on the accounts receivable balance allowed for under the program. The program allows AT&T Wireless Services to obtain financing collateralized by subscriber trade accounts receivable. Under the program, AT&T Wireless Services can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary of AT&T Wireless Services. The wholly owned subsidiary of AT&T Wireless Services would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to a program fee of 15 to 25 basis points and a liquidity fee of 22.5 to 50 basis points, both of which are based on AT&T Wireless Services’ Senior Notes rating. This financing arrangement is to be used for general corporate purposes, is subject to customary securitization covenants, and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event AT&T Wireless Services’ long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. As of March 31, 2004 and December 31, 2003, AT&T Wireless Services had no amounts outstanding under the accounts receivable securitization program and was in compliance with its covenants.

Credit Facilities

     In March 2001, AT&T Wireless Services entered into Competitive Advance and Revolving Credit Facilities in the aggregate amount of $2.5 billion consisting of a $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and a $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility (the Five-Year Facility). The 364-day Credit Facility expired in March 2004. The Five-Year Facility is subject to a facility fee of 10 to 25 basis points, which is based on AT&T Wireless Services’ Senior Notes rating, and is payable quarterly on the total commitment. The Five-Year Facility is also subject to a utilization fee of 25 basis points if borrowings exceed certain levels as defined in the agreement. The Five-Year Facility bears interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending on AT&T Wireless Services’ Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. The Five-Year Facility is to be used for general corporate purposes and is subject to customary covenants, representations, warranties, and events of default. The Five-Year Facility contains financial covenants requiring AT&T Wireless Services to maintain certain financial ratios. In addition, an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may, under certain circumstances, constitute an event of default. Effective March 2003, the Five-Year Facility was guaranteed by TeleCorp Wireless Inc., TeleCorp Communications, Inc., Tritel, Inc., Tritel PCS, Inc. and Tritel Communications, Inc. This guarantee expired in April 2004 with AT&T Wireless Services’ repurchases of certain debt of TeleCorp Wireless, Inc. and Tritel PCS, Inc. As of March 31, 2004 and December 31, 2003, AT&T Wireless Services had no amounts outstanding under the Five-Year Facility, and was in compliance with its covenants.

Commercial Paper Program

     During June 2001, AT&T Wireless Services finalized agreements with a group of commercial paper dealers to issue up to $2.5 billion of private placement commercial paper notes. The notes will be unsecured, ranking pari passu with AT&T Wireless Services’ other unsubordinated and unsecured indebtedness. Maturity of the notes will be up to 365 days from date of issue. AT&T Wireless Services’ commercial paper notes are rated A2 by Standard & Poor’s and P2 by Moody’s. If AT&T Wireless Services decides to issue commercial paper notes, the rates would be reflective of these commercial paper market rates at the time of issuance. The commercial paper program is subject to customary commercial paper program covenants. As of March 31, 2004 and December 31, 2003, AT&T Wireless Services had no notes outstanding under this program.

     AT&T Wireless Services’ accounts receivable securitization program and its credit facility are terminable upon a change of control. AT&T Wireless Services’ commercial paper program, Senior Notes, and Senior Subordinated Notes are not terminable upon a change of control.

(j)	COMMITMENTS AND GUARANTEES

     AT&T Wireless Services has various purchase commitments for network equipment. Those commitments totaled $674 million as of March 31, 2004, with remaining payments to be made by the end of 2004.

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

     In November 2000, AT&T Wireless Services joined with others in the formation of a venture, Alaska Native Wireless, LLC (ANW). On November 11, 2002, AT&T Wireless Services and the other owners of ANW amended the terms of the venture. As a result of this amendment, in March 2007, the other owners of ANW may elect to require AT&T Wireless Services to purchase their interests in ANW for $145 million, of which $59 million was reflected within other long-term liabilities as of March 31, 2004. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5 percent per annum.

     In conjunction with the split-off from AT&T in July 2001, AT&T Wireless Services entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, as amended in December 2002, May 2003 and April 2004, AT&T Wireless Services is required to purchase certain amounts of wholesale long-distance services from AT&T until July 31, 2007. For any shortfall in cumulative usage, AT&T Wireless Services is required to pay AT&T at the rate of $0.01 per minute at the end of the period. AT&T Wireless Services’ maximum remaining commitment as of March 31, 2004, was approximately $653 million. AT&T Wireless Services is also required to purchase long-distance services associated with its administrative phone usage equal to $70 million for each of three years following the split-off. As of March 31, 2004, AT&T Wireless Services had fulfilled all of the first and second years’ commitments under the agreement and approximately $63 million of the third year’s commitment. In addition, AT&T Wireless Services is required to purchase certain network data services from AT&T in an amount equal to $41 million for each of the three years following the split-off. AT&T Wireless Services had fulfilled all of the first, second and third years’ data commitments under the agreement as of March 31, 2004. In October 2002, AT&T Wireless Services committed to purchase certain amounts of international long-distance services over a two-year period beginning November 1, 2002, and is required to pay AT&T any shortfall in cumulative usage based on the period’s average rate. Based on the average rate for the seventeen months ended March 31, 2004, AT&T Wireless Services’ maximum remaining commitment as of March 31, 2004, was approximately $11 million.

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

     A former executive and shareholder of Tritel, Inc. (which, as a subsidiary of TeleCorp PCS, Inc. was acquired by AT&T Wireless Services) filed a lawsuit against Tritel, Inc., Tritel Communications, Inc., and two board members seeking to rescind an earlier settlement agreement. The plaintiff alleged that the defendants withheld material information about an initial public offering that occurred after he settled his prior claims, and asserted claims for fraud, breach of fiduciary duty, and breach of the duty of good faith and fair dealing. The plaintiff sought $60 million in damages and/or restitution, and $450 million in punitive damages. An arbitration panel awarded the plaintiff $57 thousand. An appeal is pending that challenges the referral of the case to arbitration.

     AT&T Wireless Services has been named as a defendant, along with another wireless carrier and several wireless phone manufacturers, in three class-action lawsuits alleging that existing phone equipment does not meet FCC requirements for 911 emergency call processing. Damages have not been specified, although plaintiffs are seeking injunctive and equitable relief.

     AT&T Wireless Services is currently a party to various claims and legal proceedings, including those noted above. AT&T Wireless Services also makes routine filings with the FCC and state regulatory authorities, as well as federal, state, and local tax authorities. If management believes that a loss arising from these actions and/or filings is probable and can reasonably be estimated, an amount is recorded for the estimated loss. As additional information becomes available, the potential liability related to the actions is assessed and the estimates are revised, if necessary. Based upon currently available information, management does not believe that the ultimate outcome of these actions beyond that provided for as of March 31, 2004, individually and in the aggregate, will have a material adverse effect on AT&T Wireless Services’ Consolidated Financial Statements. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on AT&T Wireless Services’ Consolidated Financial Statements in future periods. While it is not possible to predict the ultimate outcome of the matters discussed above, historically, AT&T Wireless Services has been successful in defending itself against claims and suits that have been brought against it, and payments made in such claims and actions have not been material to AT&T Wireless Services’ Consolidated Financial Statements.

     As discussed in Note (b), on February 17, 2004, AT&T Wireless Services entered into a merger agreement with Cingular and certain of its affiliates. In conjunction with the merger, AT&T Wireless Services has entered into fee arrangements with investment bankers and law firms, which are contingent upon the completion of the merger. As of March 31, 2004, AT&T Wireless Services estimated that these contingent fees approximated $100 million and will be paid if, and when, the merger is completed.

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

OVERVIEW

     We are the second-largest wireless communications service provider in the United States based on revenues for the four quarters ended March 31, 2004. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless voice and data services. As of March 31, 2004, we had 21.7 million consolidated subscribers. For the three months ended March 31, 2004, we had $4.1 billion of total consolidated revenues.

     We currently provide wireless voice and data services over two separate, overlapping networks. One network uses time division multiple access, or TDMA, as its signal transmission technology. As of March 31, 2004, it covered an aggregate population, which we refer to as “POPS,” of approximately 208 million, or 71 percent of the U.S. population. We also provide voice and enhanced data services over a separate network. This network uses the signal transmission technology known as global system for mobile communications, or GSM, for voice services, and general packet radio service, or GPRS, and enhanced data rates for global evolution, or EDGE, for data services. As of March 31, 2004, this network covered approximately 220 million POPS, or 76 percent of the U.S. population. As of March 31, 2004, these two networks within our consolidated markets covered an aggregate of approximately 226 million POPS, or 78 percent of the U.S. population, and operated in 87 of the 100 largest U.S. metropolitan areas. We refer to this as our network footprint or service area. Out network footprint coverage is estimated using signal mapping technology and population data compiled by third parties. We also provide voice service on our analog network, as mandated by the Federal Communications Commission (FCC), and data service over a network utilizing packet switched data technology, or CDPD. We are phasing out our CDPD network as we increase data capabilities on our GSM/GPRS/EDGE network.

     We supplement our own networks with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have network coverage. We refer to the area covered by our network footprint and roaming agreements as our coverage area. With these roaming agreements, as of March 31, 2004, we were able to offer our TDMA customers wireless services covering virtually the entire U.S. population and to provide voice and data services through our GSM and GPRS networks over approximately 90 percent and 87 percent, respectively, of the U.S. population. We plan to continue to expand our service and coverage area and increase the capacity and quality of our GSM/GPRS/EDGE network.

SUMMARY OF FIRST QUARTER RESULTS

     Services revenue for the first quarter grew 0.1 percent over the prior year quarter to $3.746 billion, as higher data and roaming revenues and increased regulatory fees were offset by the residual effects of fourth quarter holiday offers, service credits associated with significant customer retention efforts and a decrease in monthly plan revenue from customers. ARPU declined to $56.60 in the first quarter, from $58.70 in the prior year quarter due to continued pricing pressures in the industry, as well as the impact of our significant customer retention efforts during the first quarter. We expect continued downward pressure on ARPU, and services revenue growth will continue to be challenging, as we renew customers’ contracts on lower rate plans and add new customers on rate plans that are priced lower than our current average revenue per user.

     Minutes of use (MOU) per subscriber per month increased to 563 in the first quarter of 2004, up from 509 and 551 MOUs during the first quarter of 2003 and fourth quarter of 2003, respectively. The increase in MOUs is consistent with the recent trend in the growth of wireless minutes, as subscribers continue to shift toward calling plans that include larger buckets of minutes.

     We ended the quarter with 21.692 million subscribers, a 2.7 percent increase versus the prior year; however a 1.3 percent decline from year-end 2003. Net subscriber additions during the quarter were a negative 367 thousand, versus 257 thousand positive net additions in the prior year quarter. Net subscriber results for the first quarter reflected strong gross subscriber additions offset by a significant increase in subscriber deactivations. Gross subscriber additions for the first quarter exceeded 2 million and reflected growth over the prior year in both pay-in-advance products and relatively lower rate post-paid plans. We continued to shift more sales to our lower-cost direct channels, including our retail stores and website during the quarter. Subscriber deactivations during the quarter were unfavorably impacted by high levels of customers off contract, the first full quarter of Local Number Portability, the residual impact of fourth quarter 2003 systems problems on customer care and indirect distribution, and negative perception of our GSM/GPRS network quality. The higher subscriber deactivations resulted in a churn rate for the first quarter of 3.7 percent, up from 2.3 percent in the prior year quarter. Churn improved over the course of the quarter, however, as we improved customer care and network quality, and increased the percentage of customers on contract. We expect this trend to continue over the course of the year, but we do not expect churn to revert to historical levels.

     CPGA dropped to $334 in the first quarter, compared with $404 and $392 for the first and fourth quarters of 2003, respectively. Our decreased CPGA reflects our ongoing efforts to move more sales to our lower cost distribution channels (retail stores, internet, and direct mail), which typically have a lower per-subscriber acquisition cost. Our lower CPGA, including lower per add equipment incentives and advertising costs, also reflects the benefit of strong sales of our pay-in-advance product, Go Phone and lower-commission family and shared plans.

     OIBDA for the first quarter was $966 million, a 13.0 percent decrease from the prior year quarter. The decrease in OIBDA versus the prior year reflected the flat services revenue and higher operating expenses. The increased operating expenses included higher network expenses, regulatory fees, customer care costs, and an increase in acquisition costs. Total acquisition costs increased during the first quarter as compared to the prior year quarter, due to the increase in gross subscriber additions during the quarter. We continue to remain focused on reducing costs throughout our operations.

     Free cash flow for the first quarter was a negative $294 million, impacted by higher capital expenditures, a higher use of cash in our working capital accounts, as well as the decline in OIBDA. Capital expenditures during the first quarter totaled $739 million and were primarily related to improving the quality of our GSM/GPRS/EDGE network. A smaller amount of our capital expenditures related to satisfying our obligation to NTT DoCoMo, Inc. to launch UMTS in four markets by year-end.

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

     Although we believe the transaction will be completed, the underlying accounting within the consolidated financial statements and related disclosures assumes AT&T Wireless Services continues as a stand-alone entity as the completion of the merger is uncertain at this time due to the requirements to receive approval by our shareholders and regulatory authorities.

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

     Our critical accounting policies and estimates include our unbilled services revenues; allowances for doubtful accounts; the estimates used in determining the useful lives and valuation allowances of our property, plant, and equipment; fair values and related impairments of property, plant, and equipment, goodwill, U.S. licensing costs, and investments in and advances to unconsolidated subsidiaries; and legal and tax contingencies. For a detailed discussion of our critical accounting policies and estimates please refer to our Annual Report on Form 10-K for the year ended December 31, 2003. There were no material changes in the application of our critical accounting policies and estimates subsequent to the report. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors and the Audit Committee has reviewed our disclosures relating to them.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying notes included elsewhere in the report and provides information that management believes is relevant to an assessment and understanding of our results of operations for the three months ended March 31, 2004 and 2003, and financial condition as of March 31, 2004 and December 31, 2003.

Restructuring Charges

     During the second quarter of 2003, we launched a company-wide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and margins. During the first quarter of 2004, we recorded $6 million of additional restructuring charges within selling, general and administrative expenses associated with additional employee separations anticipated to occur during 2004, while reversing $12 million, also within selling, general and administrative expenses, for charges taken during 2003 that are no longer required based on a reevaluation of certain restructuring activities.

     During 2003 and the first quarter of 2004, we recorded restructuring charges reflecting our plans to separate approximately 3,600 employees. Approximately 60 percent of these employees would be expected to be exempt employees and 40 percent would be expected to be non-exempt employees. Approximately 1,500 of the 3,600 employees had left their positions as of March 31, 2004. While we are continuing to evaluate Project Pinnacle, we continue to evaluate other methods of achieving our cost reduction goals. To the extent we are able to achieve our cost reduction goals through these other methods we may determine that our level of employee separations may be reduced. Additional restructuring charges or adjustments to prior restructuring charges may occur during 2004 as we continue to reevaluate our business plans, as well as assess the impacts of our pending acquisition by Cingular (see “Merger Announcement” above).

     The following table displays the activity and balances of the restructuring reserve, which is reflected in payroll and benefit-related liabilities on the Consolidated Condensed Balance Sheet for the three months ended March 31, 2004:

Employee Separation
For the Three Months
Ended March 31,
(In Millions)	2004
Balance at December 31, 2003	$64
Additions	6
Payments	(15)
Adjustments	(12)

Balance at March 31, 2004	$43

Three Months Ended March 31, 2004, Compared with the Three Months Ended March 31, 2003

Operating Metrics

	For the Three Months
	Ended March 31,
(Subscriber Numbers In Thousands)	2004	2003	Change
Net subscriber additions (1)	(367)	257	(243.0)%
Consolidated ending subscribers (2)	21,692	21,116	2.7%
Average monthly churn (3)	3.7%	2.3%	140	b.p

	For the Three Months
	Ended March 31,
	2004	2003	Change
Average monthly postpaid churn (3)	3.4%	2.1%	130	b.p.
Average Revenue per User (ARPU) (4)	$56.60	$58.70	(3.6)%
Cost per Gross Subscriber Addition (CPGA) (5)	$334	$404	(17.3)%

(1)	Net subscriber additions reflect gross subscriber additions (new customers who activate service) less subscriber deactivations.

(2)	Ending subscribers include customers in the U.S. and Caribbean on post-paid, prepaid, or pay-in-advance rate plans. Additionally, ending subscribers include subscribers that are sold through our resale agreements. A subscriber is counted based upon a Mobile Identification Number (MIN) or a Subscriber Identity Module (SIM) if the subscriber has data-only services (e.g., no voice service). The following table summarizes the activity in our subscriber base for the three months ended March 31, 2004 and 2003:

	For the Three Months
	Ended March 31,
(In Thousands)	2004	2003
Ending subscribers as of December 31	21,980	20,859
Net subscriber additions	(367)	257
Net subscriber impact from market acquisitions (dispositions) and adjustments	79	—

Ending subscribers as of March 31	21,692	21,116

     As of March 31, 2004, we had 21.7 million consolidated subscribers, an increase of 2.7 percent from March 31, 2003. Compared with the prior year quarter, net subscriber additions in the first quarter were impacted by strong gross subscriber additions offset by a significant increase in subscriber deactivations. Gross subscriber additions grew over 20 percent versus the prior year and reflected growth over the prior year in both postpaid and pay-in-advance products. We continued to shift more sales to our direct channels, including our retail stores and website during the quarter. Subscriber deactivations during the quarter were unfavorably impacted by high levels of customers off contracts, the first full quarter of Local Number Portability, the residual impact of fourth quarter 2003 systems problems on customer care and indirect distribution, and negative perception of our GSM/GPRS network quality. Ending subscribers during the first quarter included net adjustments totaling 79 thousand associated with the acquisition and disposition of several markets during the quarter.

(3)	Churn is calculated by dividing the aggregate number of subscribers who cancel service during each month in a period by the total number of subscribers as of the beginning of the month.

(4)	ARPU is used to measure the average monthly services revenue on a per subscriber basis. ARPU is calculated as services revenue generated by subscribers, including both our subscribers’ revenue and the roaming revenues generated from other wireless carriers, divided by our average subscribers for the period. See “Operating Metric Calculations” below for calculations of our ARPU.

(5)	CPGA is used to measure the average cost of adding a new subscriber. CPGA is calculated as our sales and marketing expenses (included within selling, general, and administrative expenses on our Consolidated Statements of Operations) and equipment subsidies (included within costs of equipment sales on our Consolidated Statements of Operations) related to new customer acquisitions, divided by the number of new gross subscribers added in the period. See “Operating Metric Calculations” below for calculations of our CPGA.

	For the Three Months
	Ended March 31,
(In Millions)	2004	2003	$ Change	% Change
REVENUE
Services	$3,746	$3,743	$3	0.1%
Equipment	329	205	124	60.6%

Total revenue	$4,075	$3,948	$127	3.2%

     Services revenue consists primarily of monthly recurring charges, airtime and toll usage charges (domestic and international), roaming charges (domestic and international) billed to both our customers and other wireless service providers, and regulatory fees we pass on to our subscribers. Revenue from certain regulatory fees, primarily USF fees, represents pass-through charges that have a corresponding expense recorded within costs of services. Services revenue is derived primarily from these voice services and also includes increasing revenue from data services. Services revenue also includes revenues not generated from wireless users, which consists primarily of sublease rents, revenues we collect from local exchange carriers for call termination charges, and revenues received from Public Safety Answering Points and the governmental oversight agency for Enhanced 911 Service. Services revenue is recognized based upon minutes of use processed and contracted fees, and is net of credits and adjustments for service discounts.

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

     Total revenue grew 3.2 percent to $4,075 million, an increase of $127 million, for the three months ended March 31, 2004, compared with the prior year.

     Services revenue for the three months ended March 31, 2004 was $3,746 million, an increase of $3 million, or 0.1 percent, compared with the same period in 2003. Services revenue during the first quarter was benefited from higher data and roaming revenues and increased regulatory fees, which were offset by fourth quarter holiday offers, service credits associated with significant customer retention efforts and a decrease in monthly plan revenue from customers.

     ARPU for the three months ended March 31, 2004, was $56.60, compared to $58.70 for the first quarter of 2003. The decline in ARPU in the current quarter was driven by lower average monthly recurring charges and higher promotional service credits, which resulted in lower average revenue per minute. Partially offsetting the lower average revenue per minute were higher average per-user contributions from data revenues, USF fees, and regulatory program fees. Average minutes of use per subscriber per month were 563 in the first quarter, up 10.6 percent from 509 in the year-ago quarter, consistent with the recent trend in the growth of wireless minutes, as subscribers continue to shift toward calling plans that include larger buckets of minutes.

     Equipment revenue for the three months ended March 31, 2004, was $329 million, an increase of $124 million, or 60.6 percent, compared with the same period in 2003. The increase in the first quarter equipment revenue was attributable to higher average revenue per unit sold and an increase in handsets sold.

	For the Three Months
	Ended March 31,
(In Millions)	2004	2003	$ Change	% Change
Costs of services	$1,166	$1,114	$52	4.6%
As a percentage of services revenue	31.1%	29.8%

     Costs of services consist primarily of costs to operate and maintain our TDMA and GSM/GPRS/EDGE networks, incollect expenses (the roaming costs paid to other wireless providers), and access, interconnection, and toll charges paid to connect our customers’ calls on other carriers’ networks. Additionally, costs of services include the provision for uncollectible receivables, USF and regulatory fees, and non-income-related taxes. Costs of services for the three months ended March 31, 2004, were $1,166 million, an increase of $52 million, or 4.6 percent, compared with the three months ended March 31, 2003. The growth was the result of higher regulatory fees, primarily USF fees, and an increase in network support-related costs driven largely by an increase in cell sites over the prior year. These increases were partially offset by a decline in incollect expenses, or the cost of our subscribers roaming on other carriers’ networks. Incollect expenses declined due to decreases in both our incollect minutes of use and in our average roaming cost per minute.

	For the Three Months
	Ended March 31,
(In Millions)	2004	2003	$ Change	% Change
Costs of equipment sales	$586	$469	$117	25.0%

     Costs of equipment sales include the costs of the handsets and accessories sold to new, as well as existing customers, and the related distribution and shipping costs. Costs of equipment sales for the three months ended March 31, 2004 were $586 million, an increase of $117 million, or 25.0 percent, compared with the three months ended March 31, 2003. This increase resulted from an increase in both the number of handsets sold and the average cost per handset.

	For the Three Months
	Ended March 31,
(In Millions)	2004	2003	$ Change	% Change
Selling, general, and administrative	$1,357	$1,255	$102	8.2%
As a percentage of services revenue	36.2%	33.5%

     Selling, general, and administrative (SG&A) expenses consist primarily of our selling costs to acquire new customers, costs we incur to service our existing customer base, and our general and administrative expense for our information technology group and finance and administration functions. SG&A expenses for the three months ended March 31, 2004, were $1,357 million, an increase of $102 million, or 8.2 percent, compared with the three months ended March 31, 2003. This increase resulted primarily from increased customer care expenses, driven by high volumes of calls to our customer care centers relating to our GSM customer transition. Additionally, higher selling expenses, including salaries, benefits and commissions, resulted from an increase in gross subscriber additions versus the prior year quarter. Partially offsetting these increases was a decline in advertising expenses versus the prior year quarter.

	For the Three Months
	Ended March 31,
(In Millions)	2004	2003	$ Change	% Change
Depreciation and amortization	$887	$735	$152	20.8%

     Depreciation and amortization expenses for the three months ended March 31, 2004, were $887 million, an increase of $152 million, or 20.8 percent, compared with the three months ended March 31, 2003. The increase resulted from an increase in depreciation expense associated with the growth in AT&T Wireless Services’ depreciable asset base, and $57 million of accelerated depreciation of certain TDMA radio equipment. Capital expenditures, including capital additions related to internal-use software, were $739 million and $428 million for the three months ended March 31, 2004 and 2003, respectively.

	For the Three Months
	Ended March 31,
(In Millions)	2004	2003	$ Change	% Change
Interest income	$14	$10	$4	40.0%
Net gains (losses) on sale/exchange of assets, businesses, and cost method unconsolidated subsidiaries	26	(35)	61	174.3%
Minority interests in consolidated subsidiaries	—	(4)	4	100.0%
Losses on early extinguishments of debt	(1)	—	(1)	(100.0)%
Miscellaneous, net	3	(1)	4	n/m

Total Other income (expense)	$42	$(30)	$72	235.5%

     Other income (expense) for the first three months of 2004 totaled $42 million of income, compared with $30 million of expense in the prior year quarter. Other income for the first quarter of 2004 was primarily due to a $26 million pretax gain on the sale of a cost method investment and interest income. Other expense in the first quarter of 2003 primarily included losses recorded in conjunction with an asset sale, partially offset by interest income.

	For the Three Months
	Ended March 31,
(In Millions)	2004	2003	$ Change	% Change
Interest expense	$196	$184	$12	6.3%

     Interest expense was $196 million in the first three months of 2004, compared with $184 million in the prior year quarter. The increase over the prior year was due to the accretion of interest associated with our mandatorily redeemable preferred stock which was reclassified to interest expense effective in the third quarter of 2003 with the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and lower capitalized interest. These increases were partially offset by lower interest expense on the TeleCorp and Tritel debt due to the extinguishments which occurred during the second half of 2003.

	For the Three Months
	Ended March 31,
(In Millions)	2004	2003	$ Change	% Change
(Benefit) provision for income taxes	$(34)	$46	$80	(173.9)%

     The benefit for income taxes was $34 million for the three months ended March 31, 2004, compared to a provision of $46 million for the three months ended March 31, 2003. The first quarter 2004 benefit represented an effective tax rate of 45.7 percent. The first quarter of 2004 effective tax rate exceeded our statutory rate due to non-deductible expenses, including interest accretion on our preferred stock, put obligations associated with our variable interest entities, and merger-related expenses. AT&T Wireless Services required a full valuation allowance on its net deferred tax assets during the first quarter of 2003, and the first quarter 2003 provision reflected deferred tax expense resulting from temporary differences associated with goodwill and licensing costs, as well as certain state taxes.

	For the Three Months
	Ended March 31,
(In Millions)	2004	2003	$ Change	%Change
Net equity (losses) earnings from investments in unconsolidated subsidiaries, net of tax	$(17)	$27	$(44)	(162.9)%

     Net equity (losses) earnings from investments in unconsolidated subsidiaries for the first three months of 2004 were losses of $17 million, net of a $5 million tax benefit, compared with income of $27 million, with no income tax provision or benefit required, in the first quarter of 2003. The decline versus the prior year was primarily due to equity earnings during the first quarter of 2003 related to investments that were subsequently sold during 2003, and higher equity losses during the first three months of 2004 associated with AT&T Wireless Services’ remaining international investments.

	For the Three Months
	Ended March 31,
	2004	2003	$ Change
Net (loss) income per basic and diluted share:
Net (loss) income available to common shareholders	$(0.02)	$0.05	$(0.07)

     Net (loss) income per share available to common shareholders for the first quarter of 2004 was a loss per share of $0.02, compared with income per share of $0.05 in the prior year quarter. The decline in net income per share available to common shareholders was due primarily to lower operating income, partially offset by the tax benefit during the first quarter of 2004 and the gain on the sale of a cost method investment.

OIBDA Discussion

     OIBDA is defined as operating income (loss) before depreciation and amortization. OIBDA margin is calculated as OIBDA divided by services revenue. OIBDA and OIBDA margin are non-GAAP financial measures. They differ from operating income (loss), as calculated in accordance with GAAP in that they exclude depreciation and amortization, and differ from net income (loss) as calculated in accordance with GAAP in that they exclude (i) depreciation and amortization, (ii) other income (expense), (iii) interest expense, (iv) provision (benefit) for income taxes, and (v) net equity earnings (losses) from investments in unconsolidated subsidiaries. We believe OIBDA and OIBDA margin to be relevant and useful information to our investors as these measures are an integral part of our internal management reporting and planning process and are the primary measures used by our management to evaluate the operating performance of our consolidated operations. They are used by management as a measurement of our success in acquiring, retaining, and servicing customers because we believe these measures reflect our ability to generate and grow subscriber revenues while providing a high level of customer service in a cost-effective manner. Management also uses these measures as a method of comparing our performance with that of many of our competitors. The components of OIBDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance. Additionally, our $1.25 billion credit facility (under which no amounts are currently outstanding) requires us to maintain certain financial ratios, including a specified ratio of net-debt-to-operating income before depreciation and amortization expenses and impairment charges. Lastly, we use OIBDA for planning purposes, and in presentations to our board of directors, and we use multiples of current or projected OIBDA in our discounted cash flow models to determine the value of our licensing costs and our overall enterprise valuation.

     OIBDA excludes other income (expense) and net equity earnings (losses) from investments in our unconsolidated subsidiaries, as these do not reflect the operating results of our subscriber base and our national footprint that we utilize to obtain and service our subscribers. Net equity earnings (losses) from investments in unconsolidated subsidiaries represent our proportionate share of the net income (loss) of equity investments in which we exercise significant influence, but do not control. As we do not control these entities, our management excludes these results when evaluating the performance of our primary operations. Although excluded, net equity earnings (losses) from investments in unconsolidated subsidiaries may include results that are material to our overall net income (loss). We may record impairment charges in the future if there are further declines in the fair values of our investments, which we deem to be other than temporary. OIBDA also excludes interest expense and the provision (benefit) for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structures. Finally, OIBDA excludes depreciation and amortization expenses, in order to eliminate the impact of capital investments, which management believes is better evaluated through its effect on free cash flow (see “Free Cash Flow Discussion” within “Liquidity and Capital Resources” below).

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

     OIBDA was $966 million for the first three months of 2004, a decrease of 13.0 percent from the year-ago quarter. OIBDA margin for the first quarter of 25.8 percent decreased from 29.7 percent in the year-ago quarter. First quarter OIBDA and OIBDA margin declined from the prior year quarter primarily due to increases in network-related expenses, regulatory fees, customer care expenses, and higher acquisition costs due to the growth in gross subscriber additions during the quarter. These increases were partially offset by decreases in incollect and advertising expenses during the quarter.

Reconciliation of OIBDA to Consolidated Net (Loss) Income

     The following table summarizes the reconciliation of OIBDA to consolidated net (loss) income:

	For the Three Months
	Ended March 31,
(In Millions)	2004	2003
OIBDA	$966	$1,110
Depreciation and amortization	(887)	(735)
Other income (expense)	42	(30)
Interest expense	(196)	(184)
Benefit (provision) for income taxes	34	(46)
Net equity (losses) earnings from investments in unconsolidated subsidiaries	(17)	27

Net (loss) income	$(58)	$142

Reconciliation of OIBDA Margin to Consolidated Net (Loss) Income as a Percentage of Services Revenue

     The following table summarizes the reconciliation of OIBDA margin to consolidated net (loss) income as a percentage of services revenue:

	For the Three Months
	Ended March 31,
(All items shown as a percentage of services revenue)	2004	2003
OIBDA margin	25.8%	29.7%
Depreciation and amortization	(23.7)%	(19.7)%
Other income (expense)	1.1%	(0.8)%
Interest expense	(5.2)%	(4.9)%
Benefit (provision) for income taxes	0.9%	(1.2)%
Net equity (losses) earnings from investments in unconsolidated subsidiaries	(0.4)%	0.7%

Net (loss) income	(1.5)%	3.8%

Operating Metric Calculations

The following table summarizes our calculation of CPGA and ARPU:

	For the Three Months
	Ended March 31,
(In Millions, Except CPGA and ARPU)	2004	2003
CPGA:
Equipment revenue	$329	$205
Less: Costs of equipment sales	586	469

Handset and accessory subsidy costs	$257	$264

Selling, general, and administrative costs	$1,357	$1,255
Less: General and administrative costs	442	451

Sales and marketing costs	$915	$804
Handset and accessory subsidy costs and Sales and marketing costs	$1,172	$1,068
Less: Costs unrelated to initial customer acquisitions	476	371

Customer acquisition costs	$696	$697
Cost per gross subscriber addition (CPGA)	$334	$404

ARPU:
Services revenue	$3,746	$3,743
Less: Revenue not generated by wireless subscribers	52	31

Services revenue used to calculate ARPU	$3,694	$3,712
Average revenue per user per month (ARPU)	$56.60	$58.70

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, we had cash and short-term investments totaling $4.3 billion. Provisions of our TeleCorp Wireless, Inc. and Tritel PCS, Inc. Senior Subordinated Notes limit the use of cash and cash equivalents of each subsidiary to the operations of the subsidiary. At March 31, 2004, cash and cash equivalents included a combined $79 million of cash and cash equivalents that were held by TeleCorp Wireless, Inc. and Tritel PCS, Inc. We expect to fund our capital requirements for at least the next 12 months by using existing cash balances and short-term investments; cash generated from operations; and if necessary, by accessing external sources of capital including the issuance of commercial paper, public equity or debt securities, or by drawing on our committed receivables securitization program and credit facility. As of March 31, 2004, we had access to $6.8 billion, including our cash balances, short-term investments, and committed, untapped sources of liquidity. We may also generate cash from the sale of nonstrategic investments or excess spectrum. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth.

Cash Flow Analysis

	For the Three Months
	Ended March 31,
(In Millions)	2004	2003	$ Change	% Change
Net Cash Flows:
Provided by operating activities	$554	$1,275	$(721)	(56.5)%
Used in investing activities	(920)	(503)	(417)	(82.9)%
Provided by financing activities	94	438	(344)	(78.5)%

Net Cash Provided by Operating Activities

     Net cash provided by operating activities for the three months ended March 31, 2004, was $554 million, compared with $1,275 million for the three months ended March 31, 2003. The decrease in net cash provided by operating activities was due primarily to lower operating income (excluding depreciation and amortization); income tax payments during the first quarter of 2004 versus an income tax refund during the first quarter of 2003; and higher payment of operating accruals, primarily advertising payments. Also contributing to the decrease in net cash provided by operating activities was the $245 million in proceeds received from the termination of our interest rate swap agreements during the first quarter of 2003.

Net Cash Used in Investing Activities

     Net cash used in investing activities for the three months ended March 31, 2004, was $920 million, compared with $503 million in the three months ended March 31, 2003. The increase in net cash used in investing activities compared to the prior year quarter was due primarily to higher capital expenditures and the cash paid related to the purchase of markets from US Cellular during the first quarter of 2004.

Net Cash Provided by Financing Activities

     Net cash provided by financing activities for the three months ended March 31, 2004 was $94 million compared to $438 million for the three months ended March 31, 2003. Financing activities during the first quarter of 2004 primarily included common stock issuances associated with employee benefit plans. Financing activities during the first quarter of 2003 primarily included the cash received from a federal tax refund claim.

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

	For the Three Months
	Ended March 31,
(In Millions)	2004	2003	$ Change	% Change
Net cash provided by operating activities	$554	$1,275	$(721)	(56.5)%
Less: Capital expenditures, including internal use software	(848)	(501)	(347)	(69.3)%

Free cash flow	$(294)	$774	$(1,068)	(138.0)%

     Free cash flow was ($294) million for the first quarter of 2004, compared to $774 million in the prior year quarter. The negative free cash flow in the first quarter was lower than the positive free cash flow in the prior year quarter primarily due to higher capital expenditures, a higher use of cash from changes in working capital, and lower OIBDA in the first quarter of 2004. Also contributing to the decrease in free cash flow was the $245 million in proceeds received from the termination of our interest rate swap agreements during the first quarter of 2003.

Sources of Liquidity

Accounts Receivable Securitization Program, Credit Facilities, and Commercial Paper Agreements

     In February 2004, we renewed our $1.6 billion accounts receivable securitization program. As of March 31, 2004, availability under the program was approximately $1.3 billion based on our accounts receivable balance allowed for under the program. The program allows us to obtain financing collateralized by subscriber trade accounts receivable. Under the program, we can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly owned subsidiary. The wholly owned subsidiary would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to a program fee of 15 to 25 basis points and a liquidity fee of 22.5 to 50 basis points, both of which are based on our Senior Notes rating. We intend to use any proceeds from this financing arrangement for general corporate purposes. This financing arrangement is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event that our long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. See discussion of our credit ratings below. We are currently in compliance with the securitization covenants and have no amounts outstanding under this financing arrangement.

     In March 2001, we entered into Competitive Advance and Revolving Credit Facilities in the aggregate amount of $2.5 billion consisting of a $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and a $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility (the Five-Year Facility). The 364-day Credit Facility expired in March 2004. The Five-Year Facility is subject to a facility fee of 10 to 25 basis points, which is based on AT&T Wireless Services’ Senior Notes rating, and is payable quarterly on the total commitment. The Five-Year Facility is also subject to a utilization fee of 25 basis points if borrowings exceed certain levels as defined in the agreement. The Facility bears interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending on AT&T Wireless Services’ Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. The Five-Year Facility is to be used for general corporate purposes and is subject to customary covenants, representations, warranties, and events of default. The Five-Year Facility contains financial covenants requiring AT&T Wireless Services to maintain certain financial ratios, including a net-debt-to-operating income before depreciation and amortization expenses and impairment charges ratio of 4X or less and an interest coverage ratio of 3.5X or higher. In addition, an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may, under certain circumstances, constitute an event of default. Effective March 2003, the Facility was guaranteed by TeleCorp Wireless Inc., TeleCorp Communications, Inc., Tritel, Inc., Tritel PCS, Inc. and Tritel Communications, Inc. This guarantee expired in April 2004 with AT&T Wireless Services’ repurchases of certain debt of TeleCorp Wireless, Inc. and Tritel PCS, Inc. As of March 31, 2004 and December 31, 2003, AT&T Wireless Services had no amounts outstanding under the facilities, and was in compliance with its covenants.

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

     Our accounts receivable securitization program and our credit facility are terminable upon a change of control. Our commercial paper program, Senior Notes, and Senior Subordinated Notes are not terminable upon a change of control.

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

Capital Requirements

     Our operating capital requirements during 2004 and beyond will be driven primarily by expenditures associated with our network, interest payments, and payments associated with the acquisition and retention of new and existing subscribers. Additional capital requirements may include spectrum purchases, acquisitions of businesses, payment of prior year tax sharing obligations, and cash contributions and advances to our unconsolidated subsidiaries. We continually evaluate all options related to our outstanding debt and equity securities. We may choose to repurchase portions of our debt prior to its scheduled maturity, or exercise the call opportunities related to our remaining TeleCorp Wireless, Inc. or Tritel PCS, Inc. Senior Subordinated Notes, which are available to us beginning in 2004. Additionally, we may choose to redeem our mandatorily redeemable preferred stock prior to its redemption date. We do not anticipate significant cash requirements for income tax payments during 2004 due to existing, unutilized NOLs. We currently do not pay any dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future.

Capital Requirements — Capital Expenditures and Handsets

     The operation, upgrade, and expansion of our networks will continue to require substantial amounts of capital. Our capital expenditures discussed below are calculated on an accrual basis, and therefore, may vary from the cash outflows reported during the period on our Consolidated Condensed Statements of Cash Flows (see reconciliation below). Capital expenditures for the quarter, including purchases of internal use software, were $739 million, which was an increase of 72.6 percent from the year-ago quarter. The majority of our capital spending during the first quarter of 2004 related to the GSM/GPRS/EDGE network, including the overlay of 850 MHz GSM radios in 850 MHz markets and other investments to enhance quality and expand capacity of our GSM/GPRS/EDGE network.

	For the Three Months
	Ended March 31,
(In Millions)	2004	2003
Reported accrual-basis capital expenditures, including internal use software	$739	$428
Add: Net impact of capital accruals and non-cash purchases of property, plant, and equipment	109	73

Cash-basis capital expenditures, including internal use software	$848	$501

Capital Requirements — Spectrum

     We may also require substantial capital to purchase additional spectrum licenses. Access to additional spectrum in critical markets will help us to meet demand for existing wireless products and facilitate deployment of next-generation services in critical markets.

Capital Requirements — Interest Payments

     Our Senior Notes and Senior Subordinated Notes include the following interest payment requirements and maturity dates:

Principal Amount as of March 31, 2004 - (In Millions) (1)		Interest Rate	Interest Payments	Maturity
AT&T Wireless Services, Inc. Senior Notes:
	$250	6.875%	Semiannually	April 18, 2005
	$1,000	7.350%	Semiannually	March 1, 2006
	$750	7.500%	Semiannually	May 1, 2007
	$3,000	7.875%	Semiannually	March 1, 2011
	$2,000	8.125%	Semiannually	May 1, 2012
	$2,500	8.750%	Semiannually	March 1, 2031

	$9,500

TeleCorp Wireless, Inc. Senior Subordinated Notes:
	$23	11.625%	(2)	April 15, 2009
	$217	10.625%	Semiannually	July 15, 2010

	$240

Tritel PCS, Inc. Senior Subordinated Notes:
	$30	12.75%	(3)	May 15, 2009
	$238	10.375%	Semiannually	January 15, 2011

	$268

(1)	Principal amount represents the face value of the notes less any contractual discounts. Principal amounts do not include original issuance discounts associated with the AT&T Wireless Services, Inc. Senior Notes or premiums recorded associated with purchase accounting adjustments for TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes.

(2)	In March 2004, TeleCorp Wireless, Inc. exercised its option to call the remaining outstanding principal amount of these notes. The notes, along with accrued but unpaid interest were redeemed in April 2004 for $25 million in cash.

(3)	In April 2004, Tritel PCS, Inc. exercised its option to call the remaining outstanding principal amount of these notes. The notes, along with accrued but unpaid interest will be redeemed in May 2004 for approximately $33 million in cash.

Capital Requirements — Contractual Obligations

(In Millions)	Payments Due by Period (1)
Contractual Obligations
As of March 31, 2004 (unless otherwise noted)	Total	Less than 1 year	2–3 years	4–5 years	After 5 years
Operating leases (2)	$3,375	$766	$1,212	$634	$763
Dedicated leased lines (3)	640	222	317	101	—
Purchase obligations (4)	1,345	745	400	200	—
Long-term debt (5)	10,246	33	1,465	757	7,991
Obligation related to ANW venture agreement (6)	145	—	—	145	—
Mandatorily redeemable preferred stock (7)	846	—	—	—	846
Other long-term liabilities reflected on the balance sheet under GAAP (8)	342	—	129	151	62

Total contractual cash obligations	$16,939	$1,766	$3,523	$1,988	$9,662

(1)	Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	Represents our commitments associated with operating leases as of December 31, 2003 and are associated with contracts that expire in various years through 2035. Payments due reflects fixed rent expense.

(3)	Represents our commitments with our primary local exchange carriers for dedicated leased lines as of December 31, 2003. The original terms of these commitments vary from month-to-month up to five years.

(4)	Unconditional purchase obligations include commitments to purchase network equipment and handsets and commitments to purchase certain long-distance services under our Master Carrier Agreement with AT&T. See Note (j) to our Consolidated Financial Statements. Purchase obligations do not include purchase orders, which we enter into in the ordinary course of business for network equipment, handsets, materials, supplies, and other items. During 2004, we expect our capital spending, including existing commitments, to be under $3 billion.

(5)	Amounts are equal to the annual maturities of our long-term debt outstanding as of March 31, 2004.

(6)	Represents our obligation associated with Alaska Native Wireless’ (ANW) other owners’ rights to require us to purchase their interests in ANW.

(7)	This commitment represents the total liquidation preference upon redemption (December 13, 2020) of our mandatorily redeemable preferred stock.

(8)	Other long-term liabilities requiring cash settlement including asset retirement obligations, deferred compensation, and tax contingencies.

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

     Occasionally, we make equity contributions and advances to our investments in unconsolidated subsidiaries and variable interest entities. We currently have no material commitments outstanding related to these entities, with the exception of our commitment to ANW noted above.

     As discussed in Merger Announcement above, on February 17, 2004, we entered into a merger agreement with Cingular and certain of its affiliates. In conjunction with the merger, we have entered into fee arrangements with investment bankers and law firms which are contingent upon the completion of the merger. As of March 31, 2004, we estimated that these contingent fees approximated $100 million and will be paid if, and when, the merger is completed.

     We are currently a party to various claims and legal proceedings. We also make routine filings with the FCC and state regulatory authorities, as well as federal, state, and local tax authorities. If we believe that a loss arising from these actions and/or filings is probable and can reasonably be estimated, an amount is recorded for the estimated loss. As additional information becomes available, the potential liability related to the actions is assessed and the estimates are revised, if necessary. Based upon currently available information, we do not believe that the ultimate outcome of these actions beyond that provided for as of March 31, 2004, individually and in the aggregate, will have a material adverse effect on our Consolidated Financial Statements. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on our Consolidated Financial Statements in future periods. While it is not possible to predict the ultimate outcome of these matters, historically, we have been successful in defending ourselves against claims and suits that have been brought against us, and payments made in such claims and actions have not been material to our Consolidated Financial Statements.

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

     As of March 31, 2004, we had outstanding $9.5 billion of Senior Notes of AT&T Wireless Services, Inc. with fixed interest rates ranging from 6.875 percent to 8.75 percent, and with maturity dates between 2005 and 2031. As of March 31, 2004, we had not entered into any derivative financial instruments to manage our market risks associated with these notes.

     As of March 31, 2004, we had outstanding $508 million of Senior Notes of TeleCorp Wireless, Inc. and Tritel PCS, Inc., both of which are wholly owned subsidiaries of AT&T Wireless Services, Inc. These notes have fixed interest rates ranging from 10.375 percent to 12.75 percent with maturity dates between 2009 and 2011. As of March 31, 2004, we had not entered into any derivative financial instruments to manage our market risks associated with these notes.

     We may have future interest rate risk associated with our Competitive Advance and Revolving Credit Facility, as well as our commercial paper program. If drawn upon, the credit facility bears interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending upon our Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. As of March 31, 2004, there were no amounts outstanding under the facility, or any notes outstanding under the commercial paper program.

     We may have future interest rate risk associated with our accounts receivable securitization program. The program is subject to variable interest rates based upon, in various cases, (i) LIBOR plus or minus a variable spread depending upon demand or (ii) LIBOR plus a fixed spread depending upon our Senior Notes rating. As of March 31, 2004, there were no amounts outstanding under the program.

     We have foreign currency risk associated with investments in wireless companies outside of the United States of America. Results for our international investments in unconsolidated subsidiaries accounted for under the equity method are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. We have not entered into material derivative financial instruments to hedge our foreign currency exposure. We believe that the potential exposure is not material to our overall financial position or results of operations.

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

FINANCIAL CONDITION AT MARCH 31, 2004, COMPARED WITH DECEMBER 31, 2003

	At	At
(In Millions)	March 31, 2004	December 31, 2003
Total assets	$47,058	$47,802
Total liabilities	18,656	19,445
Minority interest	33	30
Mandatorily redeemable common stock	7,664	7,664
Total shareholders’ equity	$20,705	$20,663

     Total assets were $47,058 million at March 31, 2004, a decrease of $744 million, or 1.6 percent, from December 31, 2003. The decrease in total assets as of March 31, 2004 was due primarily to decreases in cash and cash equivalents and accounts receivable. The decrease in cash reflected payments made during the first quarter for current liabilities, including compensation accruals, as of December 31, 2003 and capital expenditures. The decline in accounts receivable resulted from a sequential decrease in our services revenue and an improved aging of the receivable balances.

     Total liabilities were $18,656 million at March 31, 2004, a decrease of $789 million, or 4.1 percent, compared with December 31, 2003. The decrease was primarily attributable to decreases in accounts payable and payroll and benefit-related liabilities. Accounts payable decreased as a result of high capital-related accruals as of year-end that were paid during the first quarter. The decrease in payroll and benefit-related liabilities was driven by payment of prior year compensation related accruals during the first quarter. Additionally, net deferred income tax liabilities decreased as a result of the deferred tax benefit recognized during the first quarter.

     Mandatorily redeemable common stock totaling $7,664 million at March 31, 2004 and December 31, 2003 represented the fair value as of split-off date of the AT&T Wireless Services common shares held by DoCoMo. These shares are presented as mandatorily redeemable common stock due to certain redemption rights held by DoCoMo. Under certain circumstances, DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if AT&T Wireless Services fails to meet specified technological milestones. Upon fulfillment of our obligation to launch W-CDMA technology in certain cities, which we anticipate will occur during the second half of 2004, we will reclassify the $7,664 million of Mandatorily redeemable common stock to Shareholders’ equity.

     Shareholders’ equity was $20,705 million at March 31, 2004, an increase of $42 million, or 0.2 percent, from December 31, 2003. The increase was attributable to the increase in common stock issuances related to employee benefit plans, partially offset by the net loss for the first quarter.

GOODWILL AND OTHER INTANGIBLES

     As of March 31, 2004, we had goodwill and U.S. licensing costs totaling $7,443 million and $14,486 million, respectively. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, be tested for impairment annually based upon a fair value approach. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale, or disposition of a significant portion of the business, or other factors. If our market value is less than our book value for an extended period of time, it could trigger the need for impairment tests of acquired goodwill between annual tests. Other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

     In the absence of a current transaction for the sale of our business enterprise, we believe a discounted cash flow (DCF) model, rather than the market price of our common stock, is the best technique with which to estimate the fair value of our business enterprise. As such, we utilized a DCF model to estimate the fair value of our business enterprise for our transitional impairment test as of January 1, 2002 and our annual impairment tests performed during the third quarters of 2002 and 2003. The closing price of our common stock as of the last business day of the month was $6.60, $8.21, $8.18, $7.99, and $13.61, for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003, and March 31, 2004, respectively, reflecting market capitalizations, in some cases, that were significantly lower than our fair values as determined using discounted cash flows. If market prices (adjusted for items that may affect the fair value of the reporting unit, such as a control premium) were used to derive the fair value of our business enterprise instead of a DCF model, it could result in a lower fair value of our business enterprise. This lower fair value might result in an impairment charge that might not otherwise result from using a DCF model. While we do not use our market price to determine the fair value of our reporting unit, we expect convergence between our market capitalization and DCF valuation to occur over time. This convergence was evidenced during the first quarter of 2004.

     On January 22, 2004, we announced that our board of directors was exploring strategic alternatives. On February 17, 2004, Cingular and certain of its affiliates and AT&T Wireless Services signed an agreement such that, subject to certain conditions, Cingular would acquire AT&T Wireless Services for approximately $41 billion, which we deem to reflect fair value. The announcement in January, along with the agreement signed in February, constituted triggering events under SFAS No. 142 requiring us to perform impairment tests for both our goodwill and strategic licensing costs. We determined the fair value of our business enterprise based upon the purchase price of $41 billion reflected by the agreement. As the business enterprise fair value of $41 billion exceeded our net book value, the first step of the goodwill impairment test was passed and no impairment was recorded. We determined the fair value of our strategic licensing costs, using a DCF model that took into consideration our business enterprise fair value. This test resulted in no impairment charges for our strategic licensing costs.

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

     In March 2004, we completed the sale of our ownership interest in a cost method investment for $26 million in cash and recorded a pretax gain of $26 million within other income (expense).

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

Wireless local number portability could continue to negatively impact our business.

     On November 24, 2003, the FCC rules on wireless LNP became effective in the nation’s 100 largest wireless markets. The rules are scheduled to become effective for the entire country on May 24, 2004. These rules allow subscribers to keep their wireless phone number when switching to a different wireless service provider. Number portability has increased competition for existing customers, which has put downward pressure on our subscriber growth, increased our churn, and increased our costs. A high rate of churn adversely affects our results of operations because of loss of revenue and because the cost of adding a new subscriber, which generally includes a commission expense and/or significant handset discounts, is a significant factor in income and profitability for participants in the wireless industry. We may be required to further subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability.

If our wireless service offerings do not meet customer expectations, it could limit our ability to attract and retain customers.

     Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance, quality, reliability, and coverage of our wireless networks. We may have difficulty attracting and retaining customers if we are unable to meet customer expectations for, or otherwise unable to resolve quality issues relating to, our wireless networks, billing systems, or customer care or if those issues limit our ability to expand our network capacity or subscriber base, or otherwise place us at a competitive disadvantage to other wireless service providers in our markets. We experienced difficulty transferring wireless phone numbers on a timely basis in connection with the implementation of wireless LNP. We also experienced disruptions to our GSM/GPRS order entry, customer care, and collections processes in connection with implementation of our upgrade to our customer care support system. These events have affected and may continue to affect adversely customer perception of our service, which has affected and may continue to affect our ability to attract and retain customers. The level of consumer demand for our next-generation products is uncertain. Consumer demand could be impacted by differences in technology, footprint and service areas, network quality, consumer perceptions, customer care levels and rate plans.

If the demand for wireless data services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth potential.

     We have committed significant resources to develop and market wireless data services, in anticipation of a growth in demand for those services. Even if demand for wireless data continues to grow, our ability to deploy and deliver wireless data services may rely on new or unproven technology. We may not be able to successfully develop or obtain new technology to effectively and economically deliver these services. The success of wireless data services is substantially dependent on the ability of others to develop applications for wireless data devices and to develop and manufacture devices that support wireless applications. These applications or devices may not be developed or developed in sufficient quantities to support the deployment of wireless data services. These services may not be widely introduced and fully implemented at all or in a timely fashion. These services may not be successful when they are in place, and customers may not purchase the services offered. Consumer needs for wireless data services may be met by technologies such as 802.11, known as Wi-Fi, which does not rely on FCC licensed spectrum. The lack of standardization across wireless data handsets may contribute to customer confusion, which could slow acceptance of wireless data services, or increase customer care costs. Either could adversely affect our ability to provide these services profitably. If these services are not successful or costs associated with implementation and completion of the rollout of these services materially exceed our current estimates, our financial condition and prospects could be materially adversely affected.

We need to complete significant GSM/GPRS/EDGE network build-out and system implementation as part of our plans to improve the reliability, quality and capacity of our GSM/GPRS/EDGE network.

     We need to complete significant build-out activities and enhancements to our GSM/GPRS/EDGE network, including completing the deployment of 850 MHz GSM equipment in markets utilizing 850 MHz spectrum.

     Failure to successfully enhance our GSM/GPRS/EDGE network in a cost effective manner, and in a manner that satisfies customer expectations for quality and coverage, could have an adverse effect on our operations, financial condition, performance, and growth. As we expand and enhance our GSM/GPRS/EDGE network, we may need to reallocate spectrum previously utilized by our TDMA network in certain markets. Reallocation could result in disruptions to, or decreased quality of service to TDMA customers in those markets, or may result in our TDMA customers roaming on another wireless service provider’s system in that market, which could increase our roaming costs. As we continue to enhance our GSM/GPRS/EDGE network, we must, among other things, continue to:

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

     In addition, problems in vendor equipment availability, technical resources, system performance or system adequacy could delay the launch of new or expanded operations in new or existing markets or result in increased costs in all markets. We intend to rely on the services of various companies in order to enhance our GSM/GPRS/EDGE network. However, we may not be able to obtain satisfactory contractors on economically attractive terms or ensure that our contractors or the systems they install will perform as we expect.

If we fail to successfully develop, implement, integrate, and install upgraded information technology systems necessary to support our network expansion and technology migration strategy it could adversely impact our subscriber base, revenue growth, and cost control efforts.

     We have encountered delays implementing and upgrading some customer care and infrastructure support systems for our GSM/GPRS and EDGE subscribers. In connection with our implementation of an upgrade to our customer care support system, we experienced a significant multi-day disruption in our ability to activate, or access customer care databases for, our GSM/GPRS and EDGE subscribers. If we experience additional disruptions in our ability to activate and service subscribers on our GSM/GPRS/EDGE network, our service levels, operating efficiency, and our profitability could be adversely impacted. We are relying on the services of various companies in order to develop, install, and upgrade necessary support systems. However, the systems they install may not perform as we expect. Additional disruptions in support systems for our GSM/GPRS/EDGE subscribers could have an adverse effect on our ability to add or service GSM/GPRS/EDGE subscribers.

We may encounter difficulties implementing our GSM/GPRS/EDGE deployment strategy, which could have a negative impact on subscriber growth and retention, and our financial results.

     Our technology strategy involves operating our GSM/GPRS/EDGE network separately from our TDMA network. We may not be able to achieve or maintain the balanced loading on each network necessary to optimize capital spending, operational expenses, or service quality. Failure to achieve the proper balance could result in service degradation in certain markets. It could also lead to customer dissatisfaction with network quality on one or both networks. We initially deployed our GSM/GPRS equipment at our existing TDMA sites, to the extent possible. Due to the different operating characteristics of TDMA and GSM/GPRS equipment, although we have deployed additional GSM/GPRS sites within our TDMA footprint, the actual coverage area of our GSM/GPRS/EDGE network varied from our TDMA network, particularly where we deployed a GSM/GPRS system utilizing 1900 MHz spectrum over a TDMA system using 850 MHz spectrum. This resulted in customer dissatisfaction. This dissatisfaction may continue if we are unable to complete our 850 MHz GSM overlay.

As we dedicate more resources to our GSM/GPRS services, our TDMA offerings could become less attractive, resulting in a loss of customers and reduced profitability.

     We expect to continue operating our TDMA network for the foreseeable future as customers migrate to GSM/GPRS technology. Due to the overlay of our TDMA network with GSM technology and to encourage our customers to migrate to GSM service, we do not plan to upgrade our TDMA network with the same robust features that we will provide on our GSM networks. Furthermore, as we dedicate more spectrum to GSM, our remaining TDMA customers may experience difficulties in using our services. In addition, as we introduce and market GSM service, we may price GSM products and services at more attractive levels than TDMA products and services to encourage our customers to migrate to GSM Service. We may have difficulty maintaining our TDMA network and our TDMA handsets as our suppliers shift resources to next-generation technology development, decreasing their incentives to develop enhancements or upgrades to their TDMA product lines because of decreased economies of scale.

     As a result, the cost structure for our TDMA offerings might increase, or the attractiveness of our TDMA service or handset offerings could be impaired, resulting in increased churn of TDMA customers, failure to achieve the proper balance between our two networks and reduced profitability. If we lower prices for our TDMA products and services in an effort to optimize use of our two networks, we could adversely affect demand for our GSM services, which could adversely affect our profitability.

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

     There are three principal digital transmission technologies, none of which is compatible with the others. We and other carriers selected TDMA technology for our second-generation network. We believe that this technology offers several advantages over other second-generation technologies. However, a number of other wireless service providers chose code division multiple access (CDMA) as their digital wireless technology. We have chosen a GSM platform to lower costs and to make available, among other things, enhanced data services using GPRS technology, and next-generation capabilities using enhanced data rates for global evolution (EDGE) and ultimately universal mobile telecommunications systems (UMTS) technologies. These technologies may not provide the advantages we expect and may increase the cost and complexity of complying with regulatory mandates, such as emergency 911 services. Data transmission speeds and coverage provided by our EDGE network may be impacted by signal strength, end user location, and network loading.

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

In many areas, we rely on roaming agreements with affiliates or other carriers to provide service to our customers outside our service area. Our business and operations could be adversely affected if we are unable to establish new relationships to expand our GSM/GPRS/EDGE service area or if our affiliates do not or cannot develop or expand their network in a manner consistent with ours.

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

     In order to effectively compete with carriers offering a larger service area, we need to expand our GSM/GPRS/EDGE coverage area. We intend to establish new relationships to accelerate build-out of GSM/GPRS/EDGE networks outside our service area, and enter into new or expanded roaming agreements with other carriers. If we are unable to establish such relationships, or if any of our affiliates, or other carriers with whom we have GSM/GPRS/EDGE roaming relationships are unable to or do not successfully develop or expand their systems in a manner consistent with our network, our ability to service our customers and increase the quality and coverage area of our GSM/GPRS/EDGE network could be adversely affected. In addition, to the extent our affiliates or roaming partners that have developed GSM/GPRS do not deploy EDGE technology, our ability to expand our EDGE service area beyond our own network will be limited, which could adversely affect demand for the service.

We rely on roaming arrangements with other carriers, which we may be unable to obtain or maintain in the future.

     We may not continue to be able to obtain or maintain roaming agreements with other wireless providers on terms that are acceptable to us. Our customers automatically can access another provider’s analog cellular or digital system only if the other provider allows our customers to roam on its network. We rely on agreements to provide roaming capability to our customers in many areas of the U.S. outside our service area and to improve coverage within our network footprint. Some competitors may be able to obtain lower roaming rates than we do because they have larger call volumes or because of their affiliations with, or ownership of, wireless providers, or may be able to reduce roaming charges by providing service principally over their own network. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we or our affiliates provide, the price of a roaming call may not be competitive with prices of other wireless providers for such call, and our customers may not be able to use some of the advanced features, such as voicemail notification, that the customers enjoy when making calls within our network. Finally, we may not be able to obtain roaming agreements for our GSM/GPRS, EDGE, and other next-generation products and services with pricing or coverage we desire.

Our ability to grow our subscriber base will continue to be adversely affected if we do not improve our indirect distribution channel.

     A meaningful portion of our subscriber additions has historically come through our indirect distribution channel, consisting principally of specialized wireless stores, specialized electronics stores and department stores. During the disruption in subscriber activations we encountered in 2003 implementing a system upgrade, our distributors experienced difficulty activating new accounts, which caused many of them to focus on selling our competitors’ services. Sales through our indirect distribution channels have not returned to levels experienced prior to the system disruption. If we are unable to re-establish an effective indirect distribution channel, we may limit our ability to grow our subscriber base.

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

     Our strategy and business plan will continue to require capital investment, which we may not be able to obtain on favorable terms or at all. If we failed to obtain capital necessary to fund our business plan, we would have to delay, change or abandon those plans. We expect to incur significant capital expenditures in 2004 and future years. The actual amount of the funds required to finance our network build-out and other capital expenditures in future periods may vary materially from management’s estimate. Our purchase commitments for network equipment and handsets totaled $674 million as of March 31, 2004. In addition, we anticipate that we will enter into material purchase commitments in the future. We also may require substantial additional capital for, among other uses, acquisitions of providers of wireless services, spectrum license or system acquisitions, system development and network capacity expansion. If we were unable to finance our capital commitments either through cash from operations or external financing, it would have a material adverse effect on our financial condition and results of operations.

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

     We may substantially increase our debt in the future, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings. We may also encounter difficulties in obtaining all the financing we need to fund our business and growth strategy on desirable terms. We may require substantial additional financing to fund capital expenditures, license purchases and costs and expenses in connection with our operations, domestic and international investments, and growth strategy. We currently rely on our committed credit facility and receivables securitization program to meet any additional financing needs. We are exploring and evaluating the relative advantages and disadvantages of various funding mechanisms. Other funding mechanisms that still may be considered include other forms of public and private debt facilities. The decision on debt composition is dependent on, among other things, our business and financial plans and the market conditions at the time of financing. The agreements governing this indebtedness may contain financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. We may also need to utilize other funding sources, including issuance of public equity or debt securities, or issuance of commercial paper.

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

     The licensing, construction, operation, sale, resale and interconnection arrangements of wireless communications systems are regulated to varying degrees by the FCC and, depending on the jurisdiction, by state and local regulatory agencies. These regulations include, among other things, required service features and capabilities, such as wireless LNP or emergency 911 service. We have entered into consent decrees with the FCC relating to our implementation of emergency 911 services for our TDMA and GSM networks. In addition, the FCC, together with the U.S. Federal Aviation Administration, regulates tower marking and lighting. If we are unable to comply with any of these agencies’ rules or consent decrees, we could be subject to forfeitures or other enforcement action that could have an adverse effect on our business. Further, any of these agencies having jurisdiction over our business could adopt regulations or take other actions that could require us to make unanticipated capital expenditures, increase our costs or could otherwise adversely affect our business. Our ability to comply with these regulations may depend on third parties if the regulations require new features to be built into our infrastructure.

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

     Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	Uncertainty concerning the effects of our pending transaction with Cingular;

•	The effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn, and change the customer mix, profitability, and average revenue per user;

•	Uncertainty concerning the growth rate for the wireless industry in general;

•	Uncertainty concerning the long-term impact of wireless number portability;

•	The risks associated with the implementation of our GSM/GPRS/EDGE network and our technology migration strategy, including risks relating to the implementation and operations of new systems and technologies, customer satisfaction with quality and coverage, substantial required expenditures and potential unanticipated costs, our reliance on roaming agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment, and consumer acceptance of the products and services to be offered;

•	Uncertainty about the level of consumer demand for our GSM/GPRS or EDGE products and services, including the possibility of consumer dissatisfaction which could result from unfamiliarity with new technology, quality and coverage, and different service footprint, coverage areas, and levels of customer care;

•	The ability to enter into agreements to provide services throughout the United States and the cost of entering new markets necessary to provide these services;

•	Our ability to effectively develop and implement new services, offers, and business models to profitably serve that segment of the population not currently using wireless services and the possible impact of those services and offers on our business;

•	The risk of increased churn and adverse impacts on our ability to grow our subscriber base resulting from introduction or popularity of new products and services by our competitors, inability to match competitor quality, coverage, features, and service packages, the impact of FCC regulations mandating number portability for wireless phones, or customer dissatisfaction with our products and services;

•	The ongoing global and U.S. trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources, improved buying power, and greater geographic reach, allowing them to compete more effectively;

•	The impact of oversupply of capacity resulting from excessive deployment of network capacity in the markets we serve;

•	The risks and costs associated with the need to acquire additional spectrum to expand or enhance current and future services;

•	The requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	The ability to establish a significant market presence in new geographic and service markets;

•	Our ability to monetize our nonstrategic assets, including our nonconsolidated investments in foreign entities and excess spectrum;

•	The availability and cost of capital and the consequences of increased leverage;

•	The impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	The potential impact of DoCoMo’s investment in us, including provisions of the agreements that restrict our future operations, and provisions that may require the repurchase of DoCoMo’s investment if we fail to meet specified conditions, under certain circumstances, and the cost of complying with our technology commitment;

•	The risks and uncertainties associated with the acquisition and integration of businesses and operations;

•	The results of litigation filed or to be filed against us, or of some types of litigation filed or to be filed against AT&T for which we have agreed to assume liability under the split-off agreements with AT&T;

•	Our ability to develop cost-effective distribution channels;

•	Risks and uncertainties concerning our ability to successfully implement Project Pinnacle;

•	The risk of insolvency of vendors, customers, and others with whom we do business;

•	The risk of equipment failure, natural disasters, terrorist acts, or other breaches of network or IT security;

•	The additional risks and uncertainties not presently known to us or that we currently deem immaterial; and

•	Those factors discussed under the heading “Additional Factors That May Affect Our Business, Future Operating Results, and Financial Condition.”

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

ITEM 4. CONTROLS AND PROCEDURES

     Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

     We regularly evaluate our internal controls over financial reporting and discuss these matters with our independent accountants and our audit committee. Based on these evaluations and discussions, we consider what revisions, improvements, or corrections are necessary in order to ensure that our internal controls are and remain effective. As a result, we are currently enhancing internal processes related to certain general computer controls, fixed asset tracking, and handset vendor allowances. We anticipate that implementation of these enhancements may continue through the end of 2004. Pending full implementation of these enhancements, we have instituted additional procedures and policies to preserve our ability to accurately record, process, and summarize financial data and prepare financial statements for external purposes that fairly present our financial condition, results of operations, and cash flows. The principal focus of the enhancements related to general computer controls include documenting and adhering to comprehensive system development methodologies when performing system application implementations and upgrades, establishing a single repository for enterprise reference data, identifying business owners for applications with financially significant data, and enhancing controls to appropriately limit ability to access network infrastructure. The enhancements to our internal controls relating to fixed asset tracking include developing and implementing new policies, procedures, and systems designed to more efficiently record in-service dates, movements, and disposals for our network equipment. The internal control enhancements relating to handset vendor allowances include improved review, communication, and documentation of vendor contracts, which include handset allowances.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Amendment, dated as of February 17, 2004, to the Amended and Restated Preferred Stock Purchase Rights Agreement, dated as of September 1, 2002, between AT&T Wireless Services, Inc. and Mellon Investor Services LLC, as right agent (Exhibit 5.1 to Amendment No. 2 to Form 8-A filed February 20, 2004).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Number	Title
10.1	Amended and Restated Senior Officer Severance Plan effective February 11, 2004

10.2	Letter Agreement between AT&T Wireless Services, Inc. and Joseph McCabe, Jr. dated February 12, 2004

10.3	Retention Agreement between AT&T Wireless Services, Inc. and Lewis M. Chakrin dated December 4, 2001

10.4	Letter Agreement between AT&T Wireless Services, Inc. and Lewis M. Chakrin dated February 12, 2004

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of CFO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     (b) Reports on Form 8-K

(1)	Report on Form 8-K dated January 22, 2004, furnished under Items 9 and 12, announcing financial results for the quarter and year ended December 31, 2003.

(2)	Report on Form 8-K dated January 27, 2004, filed under Item 5, disclosing a letter agreement between AT&T Wireless Services, Inc. and NTT DoCoMo, Inc.

(3)	Report on Form 8-K dated February 18, 2004, filed under Items 5 and 7, announcing that AT&T Wireless Services, Inc. had entered into a merger agreement with Cingular Wireless LLC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T WIRELESS SERVICES, INC.

By:	/s/ Joseph McCabe, Jr.

Joseph McCabe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 7, 2004