Form 10-Q
period 2004-06-30
AT&T WIRELESS SERVICES INC
filed 2004-08-06
CIK 1138234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X]      No [  ]

As of July 30, 2004, 2,729,557,562 shares of the registrant’s Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2004	2003	2004	2003
REVENUE
Services	$3,871	$3,939	$7,617	$7,682
Equipment	348	219	677	424

Total revenue	4,219	4,158	8,294	8,106
OPERATING EXPENSES
Costs of services (excluding depreciation of $748 and $541 for the three months ended June 30, and $1,480 and $1,117 for the six months ended June 30, which is included below)	1,057	1,190	2,223	2,304
Costs of equipment sales	620	473	1,206	942
Selling, general, and administrative	1,408	1,309	2,765	2,564
Depreciation and amortization	896	735	1,783	1,470

Total operating expenses	3,981	3,707	7,977	7,280

OPERATING INCOME	238	451	317	826
Other income	24	50	66	20
Interest expense	189	207	385	391

INCOME (LOSS) BEFORE INCOME TAXES AND NET EQUITY EARNINGS (LOSSES) FROM INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES	73	294	(2)	455
Provision for income taxes	34	57	—	103
Net equity earnings (losses) from investments in unconsolidated subsidiaries, net of tax	22	(9)	5	18

NET INCOME	61	228	3	370
Accretion of mandatorily redeemable preferred stock	—	6	—	13

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$61	$222	$3	$357

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS PER BASIC AND DILUTED SHARE	$0.02	$0.08	$0.00	$0.13
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME PER SHARE:
Basic	2,728	2,712	2,724	2,711
Diluted	2,744	2,714	2,739	2,713

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	AT	AT
	JUNE 30,	DECEMBER 31,
	2004	2003
ASSETS
Cash and cash equivalents	$4,088	$4,339
Short-term investments	172	202
Accounts receivable, less allowances of $232 and $334	2,050	2,301
Inventories	195	309
Deferred income taxes	264	303
Prepaid expenses and other current assets	369	361

TOTAL CURRENT ASSETS	7,138	7,815
Property, plant, and equipment, net of accumulated depreciation and amortization of $11,704 and $10,146	16,299	16,374
Licensing costs, net	14,496	14,500
Investments in and advances to unconsolidated subsidiaries	1,152	1,169
Goodwill	7,444	7,390
Other assets, net of accumulated amortization of $345 and $378	455	554

TOTAL ASSETS	$46,984	$47,802

LIABILITIES
Accounts payable	$934	$1,174
Payroll and benefit-related liabilities	307	500
Advertising and promotion accruals	101	149
Business tax accruals	250	289
Interest payable on long-term debt	238	240
Current portion of long-term debt	259	7
Other current liabilities	1,047	1,093

TOTAL CURRENT LIABILITIES	3,136	3,452
Long-term debt	10,063	10,459
Mandatorily redeemable preferred stock, $0.01 par value, 1,000 shares authorized, .208 and .233 shares issued (liquidation values of $290 and $291)	176	177
Deferred income taxes	4,537	4,699
Other long-term liabilities	588	658

TOTAL LIABILITIES	18,500	19,445
COMMITMENTS AND CONTINGENCIES (NOTES (j) AND (k))
MINORITY INTEREST	32	30
MANDATORILY REDEEMABLE COMMON STOCK, $0.01 par value, 406 shares issued and outstanding, redemption values of $11,708 and $11,372 (Note (j))	7,664	7,664
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 10,000 shares authorized, 2,322 and 2,308 shares issued and outstanding	23	23
Additional paid-in capital	23,823	23,688
Receivable from former parent, AT&T	(25)	(25)
Accumulated deficit	(3,029)	(3,032)
Accumulated other comprehensive (loss) income	(4)	9

TOTAL SHAREHOLDERS’ EQUITY	20,788	20,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,984	$47,802

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN MILLIONS)
(UNAUDITED)

				Receivable
				From		Accumulated	Total
	Common		Additional	Former		Other	Share-
	Shares	Common	Paid-in	Parent,	Accumulated	Comprehensive	Holders'
	Outstanding	Stock	Capital	AT&T	Deficit	Income (Loss)	Equity
Balance at December 31, 2003	2,308	$23	$23,688	$(25)	$(3,032)	$9	$20,663
Net income					3		3
Proceeds from AT&T Wireless Services common stock issued for employee plans and other	14		135				135
Other comprehensive loss						(13)	(13)

Balance at June 30, 2004	2,322	$23	$23,823	$(25)	$(3,029)	$(4)	$20,788

Balance at December 31, 2002	2,303	$23	$23,667	$(461)	$(3,474)	$(58)	$19,697
Net income					370		370
Proceeds from AT&T Wireless Services common stock issued for employee plans and other	3		16				16
Cash received from former parent, AT&T				436			436
Accretion of mandatorily redeemable preferred stock			(13)				(13)
Other comprehensive income						83	83

Balance at June 30, 2003	2,306	$23	$23,670	$(25)	$(3,104)	$25	$20,589

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2004	2003	2004	2003
SUMMARY OF TOTAL COMPREHENSIVE INCOME (LOSS):
Net income	$61	$228	$3	$370
Net revaluation of financial instruments (net of taxes of $1 and $2 for the three and six months ended June 30, 2004 and $34 for the three and six months ended June 30, 2003)	2	36	3	3
Net foreign currency translation adjustments (net of taxes of ($5) and ($9) for the three and six months ended June 30, 2004 and $54 for the three and six months ended June 30, 2003)	(9)	30	(16)	80

TOTAL COMPREHENSIVE INCOME (LOSS)	$54	$294	$(10)	$453

The accompanying notes are an integral part of these consolidated condensed financial statements.

AT&T WIRELESS SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$3	$370
Adjustments to reconcile net income, to net cash provided by operating activities:
Net gains on sale/exchange of assets, businesses, and cost method unconsolidated subsidiaries	(30)	(5)
Depreciation and amortization	1,783	1,470
Amortization of debt premium/discount, interest accretion, and deferred financing fees	(4)	25
Deferred income taxes	(99)	128
Net equity earnings from investments in unconsolidated subsidiaries	(5)	(18)
Provision for uncollectible receivables	241	256
Cash received from NOL carryback	—	511
Proceeds received from termination of interest rate swap agreements	—	245
Decrease (increase) in accounts receivable	18	(247)
Decrease in inventories	113	114
Decrease in accounts payable	(144)	(155)
Net change in other operating assets and liabilities	(320)	11

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,556	2,705
INVESTING ACTIVITIES
Capital expenditures, including internal use software	(1,745)	(874)
Net disposition of licenses	2	5
Distributions and sales of unconsolidated subsidiaries	30	12
Contributions, advances, and purchases of unconsolidated subsidiaries	(9)	(13)
Acquisitions of consolidated businesses, including cash acquired	(112)	(12)
Net redemptions of held-to-maturity securities	30	—
Other investing activities, net	2	(5)

NET CASH USED IN INVESTING ACTIVITIES	(1,802)	(887)
FINANCING ACTIVITIES
Repayment of debt due to others	(134)	—
Proceeds from AT&T Wireless Services common stock issued	127	14
Cash received from former parent, AT&T	—	436
Other financing activities, net	2	(9)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5)	441
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(251)	2,259
NET INCREASE IN CASH DUE TO ADOPTION OF FIN 46	—	16
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,339	2,353

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,088	$4,628

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

     The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and do not include all annual disclosures required by GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2003. These consolidated condensed financial statements, in the opinion of management, include all normal and recurring adjustments necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The results for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year 2004 or any other future period.

     Certain reclassifications have been made to prior year amounts to conform to current year presentations.

(b) MERGER ANNOUNCEMENT

     On February 17, 2004, AT&T Wireless Services entered into a merger agreement with Cingular Wireless LLC (Cingular) and certain of its affiliates. Under the terms of the agreement, which were approved by the boards of directors of AT&T Wireless Services, BellSouth Corporation, SBC Communications Inc., and Cingular, AT&T Wireless Services’ common shareholders will receive $15 cash per common share and AT&T Wireless Services’ preferred shareholders will receive the then applicable liquidation preference of their preferred shares, for an aggregate of approximately $41 billion, upon consummation of the transaction. On May 19, 2004, AT&T Wireless Services’ shareholders approved the merger agreement with Cingular. The transaction is subject to approval by regulatory authorities and other closing conditions. The companies currently anticipate closing the transaction in the fourth quarter of 2004.

     Although AT&T Wireless Services believes the transaction will be completed in the fourth quarter, the underlying accounting within the consolidated financial statements and related disclosures assumes AT&T Wireless Services continues as a stand-alone entity as the completion of the merger is deemed not probable until all required regulatory approvals have been received.

(c) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION EXPENSE

     As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” AT&T Wireless Services measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” AT&T Wireless Services has adopted the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on Net income available to common shareholders and Earnings (loss) per share if AT&T Wireless Services had elected to recognize compensation costs based on the fair value at the date of grant for AT&T Wireless Services common stock awards granted subsequent to the split-off in 2001, AT&T Wireless Group tracking stock awards granted to AT&T Wireless Services employees prior to the split-off, AT&T common stock awards granted to AT&T Wireless Services employees prior to the split-off, and AT&T Wireless Services shares issued under the Employee Stock Purchase Plan (ESPP) consistent with the provisions of SFAS No. 123:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Millions, Except Per Share Amounts)	2004	2003	2004	2003
Reported net income available to common shareholders	$61	$222	$3	$357
Add: Total stock-based employee compensation expense included in reported net income available to common shareholders, net of any related tax effect	6	1	12	3
Less: Total stock-based employee compensation expense determined under the fair value method for all employee stock awards, net of any related tax effect	26	17	51	82

Adjusted net income (loss) available to common shareholders	$41	$206	$(36)	$278

Basic and diluted earnings per share:
Reported net income available to common shareholders	$0.02	$0.08	$0.00	$0.13
Adjusted net income (loss) available to common shareholders	$0.02	$0.08	$(0.01)	$0.10

     AT&T Wireless Services granted zero and 0.7 million stock options during the three and six months ended June 30, 2004. As no options were granted for the three months ended June 30, 2004, no weighted-average fair value calculation was required. The weighted-average fair value at date of grant was $4.74 for all AT&T Wireless Services stock options granted during the three months ended March 31, 2004 and was estimated using the Black-Scholes option-pricing model. Although AT&T Wireless Services has used the Black-Scholes option pricing model in the footnotes to its financial statements, the Black-Scholes option pricing model does not necessarily provide a reliable measure of the fair value of its employee stock options as it was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable, and it is not designed to take into account the impact of AT&T Wireless Services’ pending merger. The following weighted-average assumptions were applied for the three months ended March 31, 2004: (i) expected dividend yield of 0 percent, (ii) expected volatility rate of 59 percent, (iii) expected life of five years, and (iv) risk-free annual interest rate of 3.5 percent. As discussed in Note (b), as the completion of the merger is uncertain at this time, the assumptions to calculate the weighted-average fair value of stock options granted during the first three months of 2004 assume AT&T Wireless Services continues as a stand-alone entity. Under the provisions of AT&T Wireless Services’ Long-Term Incentive Plan (LTIP) and the merger agreement with Cingular, the vesting of all equity-based awards will accelerate upon the closing of the merger between AT&T Wireless Services and Cingular and each option shall be converted into the right to receive the excess, if any, of $15 over the exercise price of each option. As a result, the options granted during the three months ended March 31, 2004, each of which has an exercise price below the $15 per share to be paid in the merger, will be converted into the right to receive an aggregate of approximately $4 million upon consummation of the merger.

     For the three and six months ended June 30, 2004, respectively, 0.4 million and 1.1 million shares were purchased under the ESPP. The weighted-average fair values at date of grant were $2.08 and $1.71 for the option values of the shares of AT&T Wireless Services common stock issued during the three and six months ended June 30, 2004, respectively, under the ESPP, and were estimated using the Black-Scholes option-pricing model. The following weighted-average assumptions were applied: (i) expected dividend yield of 0 percent for the three and six months ended June 30, 2004, (ii) expected volatility rates of 7 percent and 34 percent for the three and six months ended June 30, 2004, respectively, (iii) expected life of three months for the three and six months ended June 30, 2004, and (iv) risk-free three-month interest rate of 1.4 percent and 1.1 percent for the three and six months ended June 30, 2004, respectively.

     AT&T Wireless Services granted 17.0 million and 25.1 million stock options during the three and six months ended June 30, 2003, respectively. Fair value was estimated using the Black-Scholes option-pricing model. Using this model, the weighted-average fair value at date of grant was $4.00 and $4.07 for all AT&T Wireless Services stock options granted during the three and six months ended June 30, 2003, respectively. The following weighted-average assumptions were applied: (i) expected dividend yield of 0 percent for the three and six months ended June 30, 2003, (ii) expected volatility rates of 62 percent and 63 percent for the three and six months ended June 30, 2003, respectively, (iii) expected life of six years for the three and six months ended June 30, 2003, and (iv) risk-free interest rate of 3.4 percent for the three and six months ended June 30, 2003.

     For the three and six months ended June 30, 2003, 0.7 million and 1.5 million shares, respectively, were purchased under the ESPP. Fair value was estimated using the Black-Scholes option-pricing model. Using this model, the weighted-average fair value at date of grant was $1.39 and $1.40 for the option value of the shares of AT&T Wireless Services common stock issued under the ESPP during the three and six months ended June 30, 2003, respectively. The following weighted-average assumptions were applied: (i) expected dividend yield of 0 percent for the three and six months ended June 30, 2003, (ii) expected volatility rates of 65 percent and 73 percent for the three and six months ended June 30, 2003, respectively, (iii) expected life of three months for the three and six months ended June 30, 2003, and (iv) risk-free three-month interest rates of 0.9 percent and 1.0 percent for the three and six months ended June 30, 2003, respectively.

PROPERTY, PLANT, AND EQUIPMENT

     During the first half of 2004, AT&T Wireless Services continued accelerating the depreciation on wireless communications equipment, primarily electronics related to its second-generation, or TDMA, network in certain markets. This acceleration resulted from a more aggressive migration from its TDMA network to its next-generation, GSM/GPRS/EDGE, network than originally planned in these markets. The pretax impact of this change for the three and six months ended June 30, 2004 was an increase in depreciation expense of approximately $35 million and $92 million, respectively, a decrease to net income available to common shareholders of approximately $22 million and $57 million, respectively, and a decrease to net income available to common shareholders per basic and diluted share of $0.01 and $0.02, respectively.

REVENUE RECOGNITION

     In certain cases, customer activation fees, along with the related costs up to but not exceeding these fees, are deferred. The customer activation fees are amortized into services revenue and the related costs are amortized into selling, general, and administrative expenses over the estimated customer relationship period. During the second quarter of 2004, AT&T Wireless Services reassessed the estimated customer relationship period for its subscribers and reduced the amortization period of these fees from 36 months to 28 months. The impact of this change was not material to AT&T Wireless Services’ results of operations or financial position.

(d) GOODWILL AND OTHER INTANGIBLE ASSETS

     In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” which prohibits amortization for goodwill and indefinite-lived intangible assets, AT&T Wireless Services does not amortize acquired goodwill or Federal Communications Commission (FCC) licensing costs. Excess net book value associated with its equity method unconsolidated subsidiaries related to goodwill or licensing costs are also not amortized. Although FCC licenses are issued with a stated term, generally 10 years, the renewal of FCC licenses is a routine matter involving a nominal fee and AT&T Wireless Services has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its FCC licenses. AT&T Wireless Services periodically reevaluates its determination of an indefinite useful life with regard to FCC licenses. AT&T Wireless Services’ U.S. and Canadian unconsolidated subsidiaries have also determined that their licensing costs have indefinite lives and do not amortize those costs.

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

     In the absence of a current transaction for the sale of its business enterprise, AT&T Wireless Services believes a discounted cash flow (DCF) model, rather than the market price of its common stock, is the best technique with which to estimate the fair value of its business enterprise. The closing price of AT&T Wireless Services common stock as of the last business day of the month was $8.21, $8.18, $7.99, $13.61, and $14.32 for the quarters ended June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, and June 30, 2004, respectively, reflecting market capitalizations, in some cases, that were significantly lower than the fair values as determined using discounted cash flows. If market prices (adjusted for items that may affect the fair value of the reporting unit, such as a control premium) were used to derive the fair value of AT&T Wireless Services’ business enterprise instead of a DCF model, it could result in a lower fair value of the business enterprise. This lower fair value might result in an impairment charge that might not otherwise result from using a DCF model. While AT&T Wireless Services does not use its market price to determine the fair value of its reporting unit, AT&T Wireless Services expects convergence between its market capitalization and DCF valuation to occur over time.

     On January 22, 2004, AT&T Wireless Services announced that its board of directors was exploring strategic alternatives. On February 17, 2004, AT&T Wireless Services and Cingular and certain of its affiliates signed an agreement such that, subject to certain conditions, Cingular would acquire AT&T Wireless Services for approximately $41 billion, which AT&T Wireless Services deems to reflect fair value. The announcement in January, along with the agreement signed in February, constituted triggering events under SFAS No. 142 requiring AT&T Wireless Services to perform impairment tests for both its goodwill and strategic licensing costs during the first quarter of 2004. AT&T Wireless Services determined the fair value of its business enterprise based upon the purchase price of $41 billion reflected in the agreement. As the business enterprise fair value of $41 billion exceeded its net book value, the first step of the goodwill impairment test was passed and no impairment was recorded. AT&T Wireless Services determined the fair value of its strategic licensing costs using a DCF model that took into consideration its business enterprise fair value. This test resulted in no impairment charges for AT&T Wireless Services’ strategic licensing costs.

     The following table provides information about transactions impacting goodwill for the six months ended June 30, 2004 and 2003, respectively:

	Six Months
	Ended June 30,
(In Millions)	2004	2003
Goodwill balance at beginning of period	$7,390	$7,199
Net impact from market exchanges, acquisitions and dispositions	54	79

Goodwill balance at June 30	$7,444	$7,278

     See further discussion of market exchanges, acquisitions and dispositions at Note (h).

     Intangible assets with indefinite lives at June 30, 2004 and December 31, 2003 consisted of U.S. licensing costs of $14,483 million and $14,492 million, respectively. Amortizable intangible assets at June 30, 2004 and December 31, 2003 consisted of values assigned to subscribers acquired of $267 million and $304 million, net of accumulated amortization of $345 million and $378 million, respectively. Intangible assets related to subscribers acquired are being amortized on a straight-line basis over five years. Pretax amortization expense for the three and six months ended June 30, 2004 totaled $32 million and $67 million, respectively. Pretax amortization expense for the three and six months ended June 30, 2003 totaled $31 million and $61 million, respectively. The aggregate pretax amortization expense for the years ended December 31, 2004, 2005, 2006, 2007, and 2008 are estimated to be $128 million, $107 million, $47 million, $31 million, and $19 million, respectively.

(e) RESTRUCTURING CHARGES

     During the second quarter of 2003, AT&T Wireless Services launched a company-wide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and margins. During the first and second quarters of 2004, AT&T Wireless Services recorded $6 million and $1 million, respectively, of additional restructuring charges within selling, general and administrative expenses associated with additional employee separations anticipated to occur during 2004. During the first and second quarters of 2004, AT&T Wireless Services reversed $12 million and $25 million, respectively, also within selling, general and administrative expenses, for charges taken during 2003 that are no longer required based on a reevaluation of certain restructuring activities, primarily related to employee separations within its customer care and information technology functions. AT&T Wireless Services established a restructuring plan during the fourth quarter of 2003 related to its customer care function. During the second quarter of 2004, the restructuring plan needed to be modified due to volumes of calls into its customer care centers that were higher than anticipated in the original plan. The adjustments to the plan for employee separations related to the information technology function resulted from a reassessment of the economic and performance risk associated with utilizing third parties for certain functions, as well as higher levels of voluntary employee attrition.

     During 2003 and the first half of 2004, AT&T Wireless Services recorded net restructuring charges reflecting its plan to separate approximately 2,000 employees. Approximately 80 percent of these employees would be expected to be exempt employees and 20 percent would be expected to be non-exempt. Approximately 1,800 of the 2,000 employees had left their positions as of June 30, 2004. The majority of the remaining approximately 200 anticipated employee separations are currently on hold pending AT&T Wireless Services’ merger with Cingular (see Note (b)).

     The following table displays the activity and balances of the restructuring reserve, which is reflected in payroll and benefit-related liabilities on the Consolidated Condensed Balance Sheets for the three and six months ended June 30, 2004:

	Employee Separation
	For the Three	For the Six
	Months Ended	Months Ended
(In Millions)	June 30, 2004	June 30, 2004
Beginning Balance	$43	$64
Additions	1	7
Payments	(12)	(27)
Adjustments	(25)	(37)

Balance at June 30, 2004	$7	$7

(f) EARNINGS PER SHARE (EPS)

     The following table presents the computation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Millions, Except per share amounts)	2004	2003	2004	2003
Net income	$61	$228	$3	$370
Less: Accretion of mandatorily redeemable preferred stock	—	6	—	13

Net income available to common shareholders	$61	$222	$3	$357

Weighted average common shares outstanding	2,728	2,712	2,724	2,711
Net effect of dilutive stock options, restricted stock units and performance share units (1)	16	2	15	2

Weighted average common shares and equivalents outstanding	2,744	2,714	2,739	2,713

Net income available to common shareholders per basic and diluted share	$0.02	$0.08	$0.00	$0.13

(1)	The effect of dilutive stock options, restricted stock and performance share units for three and six months ended June 30, 2004 and 2003 was determined under the treasury stock method. As of June 30, 2004 and 2003 there were 193 million and 213 million, respectively, AT&T Wireless Services common stock options, restricted stock and performance stock units, as well as the 41.7 million warrants issued to NTT DoCoMo, Inc. (DoCoMo) that were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share.

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

     AT&T Wireless Services has significant variable interests in several entities for which AT&T Wireless Services is deemed to be the primary beneficiary. These variable interests typically consist of a combination of any or all of voting equity interests, non-voting equity interests, loans, and put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest if and when certain events occur. These entities were formed to acquire licenses that were restricted by FCC rules to businesses with limited assets and revenues, and to provide a means through which AT&T Wireless Services could invest in these licenses. To date, the activity of these entities has consisted primarily of acquiring licenses through acquisitions and FCC auctions, and network construction. Prior to April 1, 2003, AT&T Wireless Services accounted for these ventures under the equity method of accounting as AT&T Wireless Services does not have voting control and AT&T Wireless Services has recognized virtually 100 percent of the entities’ operating losses due to its significant variable interests. AT&T Wireless Services’ maximum loss exposure related to these entities as of June 30, 2004 was approximately $145 million, which represented the value of the put options that provide the other owners the right to require AT&T Wireless Services to purchase their ownership interest under certain circumstances. As a result of the adoption of FIN 46, AT&T Wireless Services consolidated these entities at their carrying values effective April 1, 2003. Additionally, AT&T Wireless Services has determined it has a significant variable interest and is deemed to be the primary beneficiary in an entity that holds assets and liabilities associated with synthetic leases. As a result, upon adoption, AT&T Wireless Services consolidated the assets and liabilities associated with two synthetic leases that were previously disclosed as off-balance sheet arrangements.

     AT&T Wireless Services has no material variable interests for which it is not deemed to be the primary beneficiary.

(h) ACQUISITIONS AND DISPOSITIONS

     In February 2004, AT&T Wireless Services completed the purchase of U.S. Cellular’s TDMA wireless operations in south central Texas for $95 million in cash. AT&T Wireless Services completed this transaction to expand its TDMA and GSM/GPRS networks. The allocation of the purchase price included $35 million, $29 million, $20 million, and $11 million to net tangible assets, licensing costs, other acquisition-related intangible assets, and goodwill, respectively. The results of the operations acquired have been included in the Consolidated Financial Statements of AT&T Wireless Services since the acquisition date.

     In March 2004, AT&T Wireless Services completed the sale of its ownership interest in a cost method investment for $26 million in cash and recorded a pretax gain of $26 million within other income (expense).

     In July 2004, AT&T Wireless Services signed a non-binding letter of intent with Cingular and Triton PCS for the exchange of wireless properties. As contemplated in the letter of intent, Cingular would receive Triton PCS’s network assets and customers in Virginia. Triton PCS would receive certain of AT&T Wireless Services’ network assets and customers in North Carolina and Puerto Rico, plus $175 million in cash from Cingular. Additionally, Triton PCS and AT&T Wireless Services have entered into definitive agreements to terminate the stockholder agreement, which includes termination of an exclusivity arrangement in return for the surrender of AT&T Wireless Services’ equity in Triton PCS. Both transactions are contingent upon the closing of the merger agreement between AT&T Wireless Services and Cingular as discussed in Note (b).

(i) LONG-TERM DEBT

TeleCorp Wireless, Inc. and Tritel PCS, Inc. Debt Repurchases

     In March and April 2004, respectively, AT&T Wireless Services exercised the call provisions for the remaining outstanding principal of the TeleCorp Wireless, Inc. 11.625% and the Tritel PCS, Inc. 12.75% Senior Subordinated Discount Notes for cash totaling $58 million. During the six months ended June 30, 2004, AT&T Wireless Services repurchased notes with face values totaling $19 million and $33 million of the TeleCorp Wireless, Inc. 10.625% and the Tritel PCS, Inc. 10.375% Senior Subordinated Notes, respectively, for cash totaling $62 million. The net loss on retirement of debt for the six months ended June 30, 2004 was not material to AT&T Wireless Services’ results of operations.

Accounts Receivable Securitization Program

     In February 2004, AT&T Wireless Services renewed its $1.6 billion accounts receivable securitization program. As of June 30, 2004, availability under the program was approximately $1.4 billion, based on the accounts receivable balance allowed for under the program. The program allows AT&T Wireless Services to obtain financing collateralized by subscriber trade accounts receivable. Under the program, AT&T Wireless Services can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly-owned subsidiary of AT&T Wireless Services. The wholly-owned subsidiary of AT&T Wireless Services would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to a program fee of 15 to 25 basis points and a liquidity fee of 22.5 to 50 basis points, both of which are based on AT&T Wireless Services’ Senior Notes rating. This financing arrangement is to be used for general corporate purposes, is subject to customary securitization covenants, and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event AT&T Wireless Services’ long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. As of June 30, 2004 and December 31, 2003, AT&T Wireless Services had no amounts outstanding under the accounts receivable securitization program and was in compliance with its covenants.

Credit Facilities

     In March 2001, AT&T Wireless Services entered into Competitive Advance and Revolving Credit Facilities in the aggregate amount of $2.5 billion consisting of a $1.25 billion 364-day Competitive Advance and Revolving Credit Facility and a $1.25 billion Five-Year Competitive Advance and Revolving Credit Facility (the Five-Year Facility). The 364-day Credit Facility expired in March 2004. The Five-Year Facility is subject to a facility fee of 10 to 25 basis points, which is based on AT&T Wireless Services’ Senior Notes rating, and is payable quarterly on the total commitment. The Five-Year Facility is also subject to a utilization fee of 25 basis points if borrowings exceed certain levels as defined in the agreement. The Five-Year Facility bears interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending on AT&T Wireless Services’ Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. The Five-Year Facility is to be used for general corporate purposes and is subject to customary covenants, representations, warranties, and events of default. The Five-Year Facility contains financial covenants requiring AT&T Wireless Services to maintain certain financial ratios. In addition, an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may, under certain circumstances, constitute an event of default. Effective March 2003, the Five-Year Facility was guaranteed by TeleCorp Wireless Inc., TeleCorp Communications, Inc., Tritel, Inc., Tritel PCS, Inc. and Tritel Communications, Inc. This guarantee expired in April 2004 with AT&T Wireless Services’ repurchases of certain debt of TeleCorp Wireless, Inc. and Tritel PCS, Inc. As of June 30, 2004 and December 31, 2003, AT&T Wireless Services had no amounts outstanding under the Five-Year Facility, and was in compliance with its covenants.

Commercial Paper Program

     During June 2001, AT&T Wireless Services finalized agreements with a group of commercial paper dealers to issue up to $2.5 billion of private placement commercial paper notes. The notes will be unsecured, ranking pari passu with AT&T Wireless Services’ other unsubordinated and unsecured indebtedness. Maturity of the notes will be up to 365 days from date of issue. AT&T Wireless Services’ commercial paper notes are rated A2 by Standard & Poor’s and P2 by Moody’s. If AT&T Wireless Services decides to issue commercial paper notes, the rates would be reflective of these commercial paper market rates at the time of issuance. The commercial paper program is subject to customary commercial paper program covenants. As of June 30, 2004 and December 31, 2003, AT&T Wireless Services had no notes outstanding under this program.

     AT&T Wireless Services’ accounts receivable securitization program and its credit facility are terminable upon a change of control. AT&T Wireless Services’ commercial paper program, Senior Notes, and Senior Subordinated Notes are not terminable upon a change of control.

(j) COMMITMENTS AND GUARANTEES

     AT&T Wireless Services has various purchase commitments for network equipment. Those commitments totaled $501 million as of June 30, 2004, with remaining payments to be made by the end of 2004. In July 2004, AT&T Wireless Services was released from $360 million of these commitments.

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

     On July 20, 2004, AT&T Wireless Services began offering customers in Detroit, Phoenix, San Francisco, and Seattle broadband mobile wireless services with its launch of the first commercially-available true third-generation UMTS (Universal Mobile Telecommunications System) network in the United States. The launch of service in these four cities satisfied the UMTS service launch obligations under the Investor Agreement. As a result of the market launches, and because the remaining contingency relating to the board of directors approval of changes in its use of W-CDMA technology is solely within AT&T Wireless Services’ control, during the third quarter of 2004, AT&T Wireless Services will reclassify the 406 million common shares held by DoCoMo, which are currently reflected on AT&T Wireless Services’ consolidated condensed balance sheet as mandatorily redeemable common stock, to shareholders’ equity.

     In November 2000, AT&T Wireless Services joined with others in the formation of a venture, Alaska Native Wireless, LLC (ANW). On November 11, 2002, AT&T Wireless Services and the other owners of ANW amended the terms of the venture. As a result of this amendment, in March 2007, the other owners of ANW may elect to require AT&T Wireless Services to purchase their interests in ANW for $145 million, of which $63 million was reflected within other long-term liabilities as of June 30, 2004. Under certain circumstances, this right may be exercised earlier, in which case the amount payable would be reduced by 5 percent per annum.

     In conjunction with the split-off from AT&T in July 2001, AT&T Wireless Services entered into a Master Carrier Agreement with AT&T to purchase certain voice and data telecommunications services. Under the Master Carrier Agreement, as amended in December 2002, May 2003 and April 2004, AT&T Wireless Services is required to purchase certain amounts of wholesale long-distance services from AT&T until July 31, 2007. For any shortfall in cumulative usage, AT&T Wireless Services is required to pay AT&T at the rate of $0.01 per minute at the end of the period. AT&T Wireless Services’ maximum remaining commitment as of June 30, 2004 was approximately $607 million. In October 2002, AT&T Wireless Services committed to purchase certain amounts of international long-distance services over a two-year period beginning November 1, 2002 and is required to pay AT&T any shortfall in cumulative usage based on the period’s average rate. Based on the average rate for the twenty months ended June 30, 2004, AT&T Wireless Services’ maximum remaining commitment as of June 30, 2004, was approximately $4 million.

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

(k) CONTINGENCIES

     AT&T Wireless Services is defending several class-action or representative lawsuits challenging the quality of its wireless service. These cases include allegations of breach of contract, statutory consumer fraud, and similar claims. In one case filed in Texas, the named plaintiffs at one time asserted claims for compensatory and punitive damages totaling $100 million. That case was dismissed, and then reversed by the court of appeals; AT&T Wireless Services is seeking review in the Texas Supreme Court. In a case filed in California, the court denied class certification and also denied all remaining claims for monetary relief, although claims for injunctive relief remain pending.

     A series of class-action cases have been filed against AT&T Wireless Services as well as its major competitors, alleging that defendants have violated federal and state antitrust laws and/or committed unfair or deceptive trade practices by allegedly restricting the portability of wireless handsets between carriers. Plaintiffs assert both tying and monopolization claims, but have not asserted specific claims for damages. In the consolidated federal cases, the court has dismissed the monopolization claims and the per se tying claim against all defendants.

     Various class-action or representative lawsuits are pending against AT&T Wireless Services that challenge a variety of billing practices and the adequacy of AT&T Wireless Services’ disclosures concerning those practices, including billing in full-minute increments, billing from send to end, out-of-cycle billing, charging early termination fees, post-cancellation billing practices, billing for recovery costs associated with government-mandated regulatory programs, and billing for roaming calls. The plaintiffs in two of these cases specified damages in excess of $100 million. In one of these cases, the court denied certification of a class, leaving the claims of five individual customers (three of whom have now offered to settle for nominal amounts). After this ruling, plaintiffs nonetheless asserted a claim for restitution on behalf of a nationwide class of customers in excess of $318 million.

     Numerous class-action lawsuits were filed against AT&T and several wireless phone manufacturers and carriers asserting products liability and similar claims relating to radio-frequency transmissions to and from wireless phones. The court dismissed all but one of these cases on preemption grounds, and the remaining case was voluntarily dismissed. An appeal is pending in the cases that were dismissed based on preemption.

     In 1993, shareholders of a former competitor of AT&T Wireless Services’ air-to-ground business sued AT&T Wireless Services, alleging breach of a confidentiality agreement, misappropriation of trade secrets, and tortious interference with the competitor’s business. The jury returned a verdict in favor of AT&T Wireless Services on all claims. During a trial, which concluded in October 2003, the plaintiff asserted damages totaling up to $438 million, but the jury returned a verdict in favor of AT&T Wireless Services on all claims. Plaintiff has filed certain motions challenging the verdict and has filed for bankruptcy protection.

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

     A former executive and shareholder of Tritel, Inc. (which, as a subsidiary of TeleCorp PCS, Inc. was acquired by AT&T Wireless Services) filed a lawsuit against Tritel, Inc., Tritel Communications, Inc., and two board members seeking to rescind an earlier settlement agreement. The plaintiff alleged that the defendants withheld material information about an initial public offering that occurred after he settled his prior claims, and asserted claims for fraud, breach of fiduciary duty, and breach of the duty of good faith and fair dealing. The plaintiff sought $60 million in damages and/or restitution, and $450 million in punitive damages. An arbitration panel awarded the plaintiff $57 thousand. Plaintiff challenged the referral to arbitration in an appeal to the Mississippi Supreme Court, but the Supreme Court affirmed the trial court.

     AT&T Wireless Services has been named as a defendant, along with another wireless carrier and several wireless phone manufacturers, in three class-action lawsuits alleging that existing phone equipment does not meet FCC requirements for 911 emergency call processing. Damages have not been specified, although plaintiffs are seeking injunctive and equitable relief.

     AT&T has demanded arbitration of a claim that AT&T Wireless Services has breached agreements that were part of the split-off of AT&T Wireless Services from AT&T by agreeing with Cingular in the context of the pending merger that certain stock options originally granted by AT&T and later converted into options for AT&T Wireless Services stock will be cancelled if the merger is consummated. AT&T asserts that AT&T Wireless Services is obligated to pay compensation to option holders (even for those options that are “under water”) and asserts a claim for restitution from AT&T Wireless Services in the amount of $201 million.

     AT&T Wireless Services is currently a party to various claims and legal proceedings, including those noted above. AT&T Wireless Services also makes routine filings with the FCC and state regulatory authorities, as well as federal, state, and local tax authorities. Additionally, AT&T Wireless Services is currently under audit by the IRS and various state and local taxing jurisdictions. If management believes that a loss arising from these actions and/or filings and audits is probable and can reasonably be estimated, an amount is recorded for the estimated loss. As additional information becomes available, the potential liability related to the actions is assessed and the estimates are revised, if necessary. Based upon currently available information, management does not believe that the ultimate outcome of these actions beyond that provided for as of June 30, 2004, individually and in the aggregate, will have a material adverse effect on AT&T Wireless Services’ Consolidated Financial Statements. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on AT&T Wireless Services’ Consolidated Financial Statements in future periods. While it is not possible to predict the ultimate outcome of the matters discussed above, historically, AT&T Wireless Services has been successful in defending itself against claims and suits that have been brought against it, and payments made in such claims and actions have not been material to AT&T Wireless Services’ Consolidated Financial Statements.

     As discussed in Note (b), on February 17, 2004, AT&T Wireless Services entered into a merger agreement with Cingular and certain of its affiliates. In conjunction with the merger, AT&T Wireless Services has entered into fee arrangements with investment bankers and law firms, which are contingent upon the completion of the merger. As of June 30, 2004, AT&T Wireless Services estimated that these contingent fees approximated $105 million and will be paid if, and when, the merger is completed.

(l) CONCENTRATIONS

     AT&T Wireless Services purchases a substantial portion of its wireless infrastructure equipment and multi-network handsets from only a few major suppliers. AT&T Wireless Services relies on only one or two key vendors in each of the following areas: billing services, payables and payroll processing, network build-out, Local Number Portability capabilities, customer care, and information services. Loss of any of these suppliers could adversely affect operations temporarily until a comparable substitute could be found.

     AT&T Wireless Services relies on one wireless carrier, Cingular, to provide both a portion of GSM services within certain markets in which AT&T Wireless Services has network coverage, and the vast majority of all of its customers’ GSM roaming services outside of AT&T Wireless Services’ network coverage areas. The roaming agreement with this wireless carrier has become increasingly significant during the second quarter of 2004 due to both the increase in GSM subscribers and the launch of national GSM rate plans during the quarter. Discontinuation of this roaming agreement could adversely impact AT&T Wireless Services’ ability to attract and retain customers.

     Local and long-distance telephone and other companies provide certain communication services to AT&T Wireless Services. Disruption of these services could adversely affect operations in the short term until alternative telecommunication providers were found.

     AT&T Wireless Services does not have a concentration of available sources of labor or services, nor does AT&T Wireless Services have any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, severely affect operations.

     Financial instruments that could potentially subject AT&T Wireless Services to credit risk consist principally of trade accounts receivable. AT&T Wireless Services believes that the credit risk with respect to trade accounts receivables is limited due to the diversity of its customer base.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the consolidated condensed financial statements and accompanying notes included elsewhere in this report. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations, and intentions. Actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below, and those discussed under “Additional Factors That May Affect Our Business, Future Operating Results, and Financial Condition.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings made with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects, and results of operations. We make our periodic and current reports available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with the Commission.

OVERVIEW

     We are the second-largest wireless communications service provider in the United States based on revenues for the four quarters ended June 30, 2004. We seek to expand our customer base and revenue stream by providing high-quality, innovative wireless voice and data services. As of June 30, 2004, we had 21.7 million consolidated subscribers. For the three and six months ended June 30, 2004, we had $4.2 billion and $8.3 billion of total consolidated revenues, respectively. Net income available to common shareholders for the three and six months ended June 30, 2004 was $61 million and $3 million, respectively.

     We currently provide wireless voice and data services principally over two separate, overlapping networks in the U.S. and Caribbean. One network uses the signal transmission technology known as global system for mobile communications, or GSM, for voice services, and general packet radio service, or GPRS, and enhanced data rates for global evolution, or EDGE, for data services. As of June 30, 2004, this network covered an aggregate population, which we refer to as “POPS,” of approximately 220 million POPS, or 76 percent of the U.S. population. We also provide voice services over a network using time division multiple access, or TDMA, as its signal transmission technology. As of June 30, 2004, our TDMA network covered approximately 208 million, or 71 percent of the U.S. population. As of June 30, 2004, these two networks within our consolidated markets covered an aggregate of approximately 226 million POPS, or 78 percent of the U.S. population, and operated in 87 of the 100 largest U.S. metropolitan areas. We refer to this as our network footprint or service area. Our network footprint coverage is estimated using signal mapping technology and population data compiled by third parties. We also provide voice service on our analog network, as mandated by the Federal Communications Commission (FCC), and data service over a network utilizing packet switched data technology, or CDPD. We are phasing out our CDPD network as we increase data capabilities on our GSM/GPRS/EDGE/UMTS network.

     We supplement our own networks with roaming agreements that allow our subscribers to use other providers’ wireless services in regions where we do not have network coverage. We refer to the area covered by our network footprint and roaming agreements as our coverage area. With these roaming agreements, as of June 30, 2004, we were able to offer our TDMA customers wireless services covering virtually the entire U.S. population and to provide voice and data services through our GSM and GPRS networks over approximately 93 percent and 91 percent, respectively, of the U.S. population. We plan to continue to expand our service and coverage area and increase the capacity and quality of our GSM/GPRS/EDGE network.

     On July 20, 2004, we began offering customers in Detroit, Phoenix, San Francisco, and Seattle broadband mobile wireless services with our launch of the first commercially-available true 3G UMTS (Universal Mobile Telecommunications System) network in the United States, and that we are deploying UMTS technology in Dallas and San Diego, and will likely offer certain services in these markets before the end of this year. NTT DoCoMo, Inc. (DoCoMo) has confirmed to us that the launch of service in these four cities satisfied the UMTS service launch obligations under the Investor Agreement (see further discussion under Capital Requirements – Contractual Obligations below).

SUMMARY OF SECOND QUARTER RESULTS

     Total revenue for AT&T Wireless was $4,219 million in the second quarter, an increase of $61 million, or 1.5 percent, compared with the prior year quarter. Services revenue in the second quarter was $3,871 million, down $68 million, or 1.7 percent, from the second quarter of 2003. Average Revenue per User (ARPU) was $58.80 in the second quarter of 2004, down from $60.60 in the prior year quarter. Both services revenue and ARPU were positively impacted by higher data and roaming revenues, as well as an increase in regulatory program fees. More than offsetting these increases were lower monthly recurring charges received from our postpaid subscriber base despite an increase in Minutes of Use (MOUs), and higher promotional incentives to support customer retention efforts during the quarter. We expect ARPU to continue to decline as we offer increased incentives as part of our customer retention efforts. As a result, our ability to increase revenue will be dependent on our ability to grow our subscriber base sufficiently to offset the expected ARPU decline.

     MOUs per subscriber per month were 600 in the second quarter, up 8.9 percent from 551 in the year-ago quarter. This is consistent with the recent trend in the growth of wireless minutes, as subscribers continue to shift toward calling plans that include larger buckets of minutes.

     We ended the quarter with 21.7 million subscribers, a 1.1 percent increase versus the prior year and a 0.2 percent increase from the first quarter of 2004. Net subscriber additions during the quarter were 15 thousand, down 96.6 percent from 446 thousand net subscriber additions in the prior year quarter; however an increase from the negative 367 thousand in the first quarter of 2004. Net subscriber additions versus the prior year were positively impacted by higher gross subscriber additions, which were more than offset by a significant increase in subscriber deactivations. Gross subscriber additions grew 21.7 percent versus the prior year and were driven primarily by growth in postpaid subscriber sales. During the second quarter, more than 72 percent of our gross subscriber additions were on our GSM/GPRS network. Additionally, we made progress in our plans to shift more sales to our direct channels during the quarter. This rapid increase in our new GSM/GPRS subscribers, along with an increase in offers and rate plans, has strained the capacity of our customer care organization. We are attempting to address the increased load by increasing staffing in our call centers. In the interim, the volume of customer calls into our care centers and our response times have been affected. If we are unable to better manage the volume and reduce response times, it could lead to increased churn. In addition, AT&T has notified us that it believes we are in violation of certain performance metrics under our brand license agreement in respect to certain customer care performance levels and otherwise. We are taking steps to address AT&T’s concerns and are in discussions with them concerning the validity of their claims.

     Our churn rate rose to 3.4 percent, up from 2.2 percent in the prior year quarter; however an improvement from the 3.7 percent churn during the first quarter of 2004. We experienced higher churn rates in both our postpaid and prepaid products. Additionally, our churn rate versus the prior year was negatively impacted by higher deactivations within Go Phone, our pay-in-advance product, which was launched during the second quarter of 2003. Churn reduction continues to be a major issue and focus of the business. Our ability to increase future subscriber growth, and in turn, grow our services revenue and OIBDA, is dependent upon successfully decreasing the current elevated churn level.

     Cost per Gross Subscriber Addition, or Cost per Gross Add (CPGA), for the second quarter was $350, down 7.7 percent from $379 in the prior year quarter. CPGA in the second quarter decreased from the prior year quarter as a result of lower per-gross add equipment subsidies and advertising expense.

     OIBDA, defined as operating income before depreciation and amortization, was $1,134 million in the second quarter of 2004, a decrease of 4.4 percent from the year-ago quarter. OIBDA margin for the second quarter of 2004 of 29.3 percent decreased from 30.1 percent in the year-ago quarter. Second quarter OIBDA and OIBDA margin declined from the prior year quarter primarily due to higher acquisition costs due to the growth in gross subscriber additions during the quarter, lower services revenue and increases in customer care and retention expenses. These increases were partially offset by decreases in incollect and general and administrative expenses during the quarter. Additionally, second quarter OIBDA reflected the benefit of $24 million of net reversals of restructuring charges, versus $47 million of charges recorded in the prior year quarter, and a $24 million benefit from the settlement of previously written off receivables from WorldCom.

     Free cash flow was $105 million for the second quarter of 2004, compared to $1,057 million in the prior year quarter. The decrease in free cash flow versus the prior year quarter was due to higher capital expenditures during the second quarter of 2004 and an income tax refund of $511 million received during the second quarter of 2003.

MERGER ANNOUNCEMENT

     On February 17, 2004, we entered into a merger agreement with Cingular Wireless LLC (Cingular) and certain of its affiliates. Under the terms of the agreement, which were approved by our board of directors and the boards of directors of BellSouth Corporation, SBC Communications Inc., and Cingular, our common shareholders will receive $15 cash per common share and our preferred shareholders will receive the then applicable liquidation preference of their preferred shares, for an aggregate of approximately $41 billion, upon consummation of the transaction. On May 19, 2004, our shareholders approved the merger agreement with Cingular. The transaction is subject to approval by regulatory authorities and other closing conditions. The companies currently anticipate closing the transaction in the fourth quarter of 2004.

     Although we believe the transaction will be completed in the fourth quarter, the underlying accounting within the consolidated financial statements and related disclosures assumes AT&T Wireless Services continues as a stand-alone entity as the completion of the merger is deemed not probable until all required regulatory approvals have been received.

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

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying notes included elsewhere in the report and provides information that management believes is relevant to an assessment and understanding of our results of operations for the three and six months ended June 30, 2004 and 2003 and financial condition as of June 30, 2004 and December 31, 2003.

Restructuring Charges

     During the second quarter of 2003, we launched a company-wide initiative known as “Project Pinnacle” in an effort to improve operating efficiency and margins. During the first and second quarters of 2004, we recorded $6 million and $1 million, respectively, of additional restructuring charges within selling, general, and administrative expenses associated with additional employee separations anticipated to occur during 2004. During the first and second quarters of 2004, we reversed $12 million and $25 million, respectively, also within selling, general, and administrative expenses, for charges taken during 2003 that are no longer required based on a reevaluation of certain restructuring activities, primarily related to employee separations within our customer care and information technology functions. We established a restructuring plan during the fourth quarter of 2003 related to our customer care function. During the second quarter of 2004, the restructuring plan needed to be modified due to volumes of calls into our customer care centers that were higher than anticipated in the original plan. The adjustments to our plan for employee separations related to our information technology function resulted from a reassessment of the economic and performance risk associated with utilizing third parties for certain functions, as well as higher levels of voluntary employee attrition.

     During 2003 and the first half of 2004, we recorded net restructuring charges reflecting our plans to separate approximately 2,000 employees. Approximately 80 percent of these employees would be expected to be exempt employees and 20 percent would be expected to be non-exempt employees. Approximately 1,800 of the 2,000 employees had left their positions as of June 30, 2004. The majority of the remaining approximately 200 anticipated employee separations are currently on hold pending our merger with Cingular. Additional restructuring charges or adjustments to prior restructuring charges may occur as we continue to reevaluate our business plans, as well as assess the impacts of our pending acquisition by Cingular (see “Merger Announcement” above).

     The following table displays the activity and balances of the restructuring reserve, which is reflected in payroll and benefit-related liabilities on the Consolidated Condensed Balance Sheets for the three and six months ended June 30, 2004:

	Employee Separation
	For the Three	For the Six
	Months Ended	Months Ended
(In Millions)	June 30, 2004	June 30, 2004
Beginning Balance	$43	$64
Additions	1	7
Payments	(12)	(27)
Adjustments	(25)	(37)

Balance at June 30, 2004	$7	$7

Three and Six Months Ended June 30, 2004 Compared with the Three and Six Months Ended June 30, 2003

Operating Metrics

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(Subscriber Numbers In Thousands)	2004	2003	Change		2004	2003	Change
Net subscriber additions (1)	15	446	(96.6)%		(352)	703	(150.1)%
Consolidated ending subscribers (2)	21,737	21,493	1.1%		21,737	21,493	1.1%
Average monthly churn (3)	3.4%	2.2%	120	b.p	3.6%	2.3%	130	b.p
Average monthly postpaid churn (3)	3.0%	1.9%	110	b.p	3.2%	2.0%	120	b.p
Average Revenue per User (ARPU) (4)	$58.80	$60.60	(3.0)%		$57.70	$59.70	(3.4)%
Cost per Gross Subscriber Addition (CPGA) (5)	$350	$379	(7.7)%		$342	$391	(12.5)%

(1)	Net subscriber additions reflect gross subscriber additions (new customers who activate service) less subscriber deactivations.

(2)	Ending subscribers include customers in the U.S. and Caribbean on postpaid, prepaid, or pay-in-advance rate plans. Additionally, ending subscribers include subscribers that are sold through our resale agreements. A subscriber is counted based upon a Mobile Identification Number (MIN) or a Subscriber Identity Module (SIM) if the subscriber has data-only services (e.g., no voice service). The following table summarizes the activity in our subscriber base for the three and six months ended June 30, 2004 and 2003:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Thousands)	2004	2003	2004	2003
Ending subscribers as of the beginning of the period	21,692	21,116	21,980	20,859
Net subscriber additions	15	446	(352)	703
Net subscriber impact from market acquisitions (dispositions) and adjustments	30	(69)	109	(69)

Ending subscribers as of June 30	21,737	21,493	21,737	21,493

     As of June 30, 2004, we had 21.7 million consolidated subscribers, an increase of 1.1 percent from June 30, 2003. Compared with the prior year quarter, net subscriber additions in the second quarter were impacted by strong gross subscriber additions offset by a significant increase in subscriber deactivations. Gross subscriber additions grew 21.7 percent versus the prior year and were driven primarily by growth in postpaid subscriber sales. We continued to shift more sales to our direct channels, including our retail stores and website, during the quarter. Our churn rate rose to 3.4 percent, up from 2.2 percent in the prior year quarter; however an improvement from the 3.7 percent churn during the first quarter of 2004. We experienced higher churn rates in both our postpaid and prepaid products. Additionally, our churn rate versus the prior year was negatively impacted by higher deactivations within Go Phone, our pay-in-advance product, which was launched during the second quarter of 2003.

(3)	Churn is calculated by dividing the aggregate number of subscribers who cancel service during each month in a period by the total number of subscribers as of the beginning of the month.

(4)	ARPU is used to measure the average monthly services revenue on a per subscriber basis. ARPU is calculated as services revenue generated by subscribers, including both our subscribers’ revenue and the roaming revenues generated from other wireless carriers, divided by our average subscribers for the period. See “Operating Metric Calculations” below for calculations of our ARPU.

(5)	CPGA is used to measure the average cost of adding a new subscriber. CPGA is calculated as our sales and marketing expenses (included within selling, general, and administrative expenses on our Consolidated Statements of Operations) and equipment subsidies (included within costs of equipment sales on our Consolidated Statements of Operations) related to new customer acquisitions, divided by the number of new gross subscribers added in the period. See “Operating Metric Calculations” below for calculations of our CPGA.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In Millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
REVENUE
Services	$3,871	$3,939	$(68)	(1.7)%	$7,617	$7,682	$(65)	(0.8)%
Equipment	348	219	129	59.0%	677	424	253	59.8%

Total revenue	$4,219	$4,158	$61	1.5%	$8,294	$8,106	$188	2.3%

     Services revenue consists primarily of monthly recurring charges, airtime and toll usage charges (domestic and international), roaming charges (domestic and international) billed to both our customers and other wireless service providers, and regulatory fees we pass on to our subscribers. Revenue from certain regulatory fees, primarily USF fees, represents pass-through charges that have a corresponding expense recorded within costs of services. Services revenue is derived primarily from these voice services and also includes increasing revenue from data services. Services revenue also includes revenues not generated from wireless users, which consists primarily of sublease rents, revenues we collect from local exchange carriers for call termination charges, and revenues received from Public Safety Answering Points and the governmental oversight agency for Enhanced 911 Service. Services revenue is recognized based upon minutes of use processed and contracted fees, and is net of credits and adjustments for service discounts and incentives. Amounts collected in advance of the service period, primarily related to our prepaid and pay-in-advance customers, are recorded as unearned revenue and are recognized when earned. In certain cases, customer activation fees, along with the related costs up to but not exceeding these fees, are deferred and amortized over the estimated customer relationship period. During the second quarter of 2004, we reassessed the estimated customer relationship period for our subscribers and reduced the amortization period of these fees from 36 months to 28 months. The impact of this change was not material to our results of operations or financial position. In order to grow services revenue and maintain current ARPU levels, growth in data and other revenue sources will need to offset the expected continued decline in our average revenue per minute related to our monthly recurring and airtime usage charges. Equipment revenue is generated primarily from the sale of wireless handsets and accessories. We generally subsidize all or a portion of handset sales in connection with longer-term contracts or other promotional offers. The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered to and accepted by the customer or distributor, as this is considered to be a separate earnings process from the sale of wireless services.

     Total revenue grew 1.5 percent to $4,219 million, an increase of $61 million, for the three months ended June 30, 2004, compared with the prior year. Total revenue grew 2.3 percent to $8,294 million, an increase of $188 million, for the six months ended June 30, 2004, compared with the prior year.

     Services revenue for the three months ended June 30, 2004 was $3,871 million, a decrease of $68 million, or 1.7 percent, compared with the same period in 2003. Services revenue for the six months ended June 30, 2004 was $7,617 million, a decrease of $65 million, or 0.8 percent, compared with the same period in 2003. For both the three and six months ended June 30, 2004, services revenue was positively impacted by higher data and roaming revenues, as well as an increase in regulatory program fees. Additionally, for the six months ended June 30, 2004, services revenue grew due to an increase in USF fees. More than offsetting these increases were lower monthly recurring charges received from our postpaid subscriber base, despite an increase in MOUs, and higher promotional incentives to support customer retention efforts.

     ARPU for the three months ended June 30, 2004 was $58.80, compared to $60.60 for the second quarter of 2003. ARPU for the six months ended June 30, 2004 was $57.70, compared to $59.70 for the first half of 2003. The decline in ARPU for both periods was driven by lower average monthly recurring charges and higher promotional incentives, partially offset by higher average per-user contributions from data revenues, USF fees, and regulatory program fees. Average minutes of use per subscriber per month were 600 and 582 for the three and six months ended June 30, 2004, respectively, representing increases of 8.9 percent and 9.8 percent from the respective year-ago periods. These increases are consistent with the recent trend in the growth of wireless minutes, as subscribers continue to shift toward calling plans that include larger buckets of minutes.

     Equipment revenue for the three months ended June 30, 2004 was $348 million, an increase of $129 million, or 59.0 percent, compared with the same period in 2003. Equipment revenue for the six months ended June 30, 2004 was $677 million, an increase of $253 million, or 59.8 percent, compared with the same period in 2003. The increases for both the three and six months ended June 30, 2004 were attributable to higher average revenue per unit sold and an increase in handsets sold versus the prior year periods.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In Millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Costs of services	$1,057	$1,190	$(133)	(11.1)%	$2,223	$2,304	$(81)	(3.5)%
As a percentage of services revenue	27.3%	30.2%			29.2%	30.0%

     Costs of services consist primarily of costs to operate and maintain our TDMA and GSM/GPRS/EDGE networks, incollect expenses (the roaming costs paid to other wireless providers), and access, interconnection, and toll charges paid to connect our customers’ calls on other carriers’ networks. Additionally, costs of services include the provision for uncollectible receivables, USF and regulatory fees, and non-income-related taxes. Costs of services for the three months ended June 30, 2004 were $1,057 million, a decrease of $133 million, or 11.1 percent, compared with the three months ended June 30, 2003. Costs of services for the six months ended June 30, 2004 were $2,223 million, a decrease of $81 million, or 3.5 percent, compared with the six months ended June 30, 2003. The decrease for the three months ended June 30, 2004 was the result of lower incollect and toll expenses, as well as a lower provision for uncollectible receivables. Both incollect and toll expenses declined due to lower average costs per minute, and lower roaming and long distance minutes of use. The decline in the provision for uncollectible receivables was due to an improved aging of the receivables balances, as well as a recovery in the second quarter of 2004 related to previously written-off receivables from WorldCom. During the second quarter, we received a settlement from WorldCom totaling $29 million, of which $18 million was reflected as a reduction to our provision for uncollectible receivables. These improvements were partially offset by higher network expenses, including leases, rents and utilities costs, resulting from an increase in cell sites over the prior year. The decrease for the six months ended June 30, 2004 was the result of lower incollect and toll expenses, partially offset by increases in network expenses and USF and regulatory fees.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In Millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Costs of equipment sales	$620	$473	$147	31.0%	$1,206	$942	$264	28.0%

     Costs of equipment sales include the costs of the handsets and accessories sold to new, as well as existing customers, and the related distribution and shipping costs. Costs of equipment sales for the three months ended June 30, 2004 were $620 million, an increase of $147 million, or 31.0 percent, compared with the three months ended June 30, 2003. Costs of equipment sales for the six months ended June 30, 2004 were $1,206 million, an increase of $264 million, or 28.0 percent, compared with the six months ended June 30, 2003. The increases in both periods resulted from an increase in both the number of handsets sold and the average cost per handset.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In Millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Selling, general, and administrative	$1,408	$1,309	$99	7.6%	$2,765	$2,564	$201	7.9%
As a percentage of services revenue	36.4%	33.2%			36.3%	33.4%

     Selling, general, and administrative (SG&A) expenses consist primarily of selling costs to acquire new customers, costs we incur to service our existing customer base, and our general and administrative expense for our information technology group and finance and administration functions. SG&A expenses for the three months ended June 30, 2004 were $1,408 million, an increase of $99 million, or 7.6 percent, compared with the three months ended June 30, 2003. SG&A expenses for the six months ended June 30, 2004 were $2,765 million, an increase of $201 million, or 7.9 percent, compared with the six months ended June 30, 2003. The increases for both periods resulted from increased customer care expenses, driven by high volumes of calls to our customer care centers relating to our GSM customer sales and migrations. Additionally, increases in gross subscriber additions and in sales personnel resulted in higher commissions expense and higher salary and benefit expenses versus the prior year periods. Partially offsetting these increases was a decline in advertising and general and administrative expenses versus the prior year periods. Both the three and six months ended June 30, 2004 reflected benefits associated with the net reversal of restructuring charges totaling $24 million and $30 million, respectively, versus restructuring charges totaling $42 million for the three and six months ended June 30, 2003.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In Millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Depreciation and amortization	$896	$735	$161	21.7%	$1,783	$1,470	$313	21.3%

     Depreciation and amortization expenses for the three months ended June 30, 2004 were $896 million, an increase of $161 million, or 21.7 percent, compared with the three months ended June 30, 2003. Depreciation and amortization expenses for the six months ended June 30, 2004 were $1,783 million, an increase of $313 million, or 21.3 percent, compared with the six months ended June 30, 2003. The increases for both periods resulted from an increase in depreciation expense associated with the growth in AT&T Wireless Services’ depreciable asset base, and accelerated depreciation of certain TDMA radio equipment, which totaled $35 million and $92 million for the three and six months ended June 30, 2004, respectively. Capital expenditures, including capital additions related to internal use software, were $918 million and $542 million for the three months ended June 30, 2004 and 2003, respectively. Capital expenditures, including capital additions related to internal use software, were $1,657 million and $970 million for the six months ended June 30, 2004 and 2003, respectively.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In Millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Interest income	$12	$12	$—	(6.0)%	$26	$22	$4	16.6%
Net gains on sale/exchange of assets, businesses, and cost method unconsolidated subsidiaries	4	40	(36)	n/m	30	5	25	n/m
Minority interests in consolidated subsidiaries	—	(2)	2	(107.6)%	—	(6)	6	(103.2)%
Miscellaneous, net	8	—	8	n/m	10	(1)	11	n/m

Total Other income	$24	$50	$(26)	(53.2)%	$66	$20	$46	227.1%

     Other income for the three months ended June 30, 2004 totaled $24 million and primarily included interest income. Other income for the three months ended June 30, 2003 totaled $50 million and primarily included a gain associated with the exchange of wireless properties, as well as interest income. Other income for the six months ended June 30, 2004 totaled $66 million and primarily included interest income and the gain of the sale of a cost method investment during the first quarter. Other income for the six months ended June 30, 2003 totaled $20 million and primarily included interest income.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In Millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Interest expense	$189	$207	$(18)	(8.3)%	$385	$391	$(6)	(1.4)%

     Interest expense was $189 million in the second quarter of 2004, compared with $207 million in the prior year quarter. Interest expense was $385 million in the first six months of 2004, compared with $391 million in the prior year. The decrease for both periods resulted primarily from lower interest expense on the TeleCorp and Tritel debt due to the extinguishments which occurred subsequent to June 30, 2003. Additionally, the decrease for the three months ended June 30, 2004 resulted from an increase in capitalized interest due to the higher levels of capital expenditures versus the prior year quarter. Partially offsetting these decreases was the accretion of interest associated with our mandatorily redeemable preferred stock which was reclassified to interest expense effective in the third quarter of 2003 with the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In Millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Provision for income taxes	$34	$57	$(23)	(40.1)%	$—	$103	$(103)	(100.2)%

     The provision for income taxes was $34 million for the three months ended June 30, 2004, compared to $57 million for the three months ended June 30, 2003. There was a de minimus tax provision required for the six months ended June 30, 2004, compared to $103 million for the six months ended June 30, 2003. The estimated annual effective tax rate of 9.0 percent as of June 30, 2004 was lower than our statutory rate as non-deductible expenses, including interest accretion on our preferred stock and merger-related expenses, offset the projected tax benefit. During the second quarter of 2003, our deferred tax liabilities (excluding the deferred tax liabilities related to licensing costs and goodwill) exceeded our deferred tax assets. Therefore, we determined that we no longer required a valuation allowance against our deferred tax assets, other than those deferred tax assets associated with actual and potential capital losses that were deemed more likely than not to expire unused. The estimated annual effective rate for 2003 of 22.7 percent was lower than AT&T Wireless Services’ statutory rate due to the reversal of certain valuation allowances recorded during 2003.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In Millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Net equity earnings (losses) from investments in unconsolidated subsidiaries, net of tax	$22	$(9)	$31	342.1%	$5	$18	$(13)	(74.0)%

     Net equity earnings (losses) from investments in unconsolidated subsidiaries for the second quarter of 2004 were earnings of $22 million, net of a $6 million tax provision, compared with a loss of $9 million, net of a $46 million tax provision, in the second quarter of 2003. Net equity earnings (losses) from investments in unconsolidated subsidiaries for the first six months of 2004 were earnings of $5 million, net of a $1 million tax provision, compared with earnings of $18 million, net of a $46 million tax provision, in the first half of 2003. The increase in net earnings for the three months ended June 30, 2004 versus the prior year was primarily due to the lower tax provision, which included a benefit from the reversal of certain capital loss valuation allowances, partially offset by equity earnings for the three months ended June 30, 2003 related to investments that were subsequently sold during 2003. The decline in net equity earnings (losses) from investments in unconsolidated subsidiaries for the six months ended June 30, 2004 was due primarily to equity earnings from investments sold during 2003, partially offset by a lower tax provision.

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2004	2003	$ Change	2004	2003	$ Change
Net income available to common shareholders
per basic and diluted share:	$0.02	$0.08	$(0.06)	$0.00	$0.13	$(0.13)

     Net income per share available to common shareholders for the second quarter of 2004 was $0.02 per share, compared with $0.08 per share in the prior year quarter. Net income per share available to common shareholders for the first half of 2004 was $0.00 per share, compared with income per share of $0.13 in the prior year first half. The decline in net income per share available to common shareholders for both periods was due primarily to lower operating income.

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

     We believe OIBDA as a percentage of services revenue to be a more relevant measure of our operating margin than OIBDA as a percentage of total revenue. We generally subsidize a portion of our handset sales. All of the equipment subsidy is recognized in the period in which we sell the handset. This results in a disproportionate impact on our margin in that period. Management views this equipment subsidy as a cost to acquire or retain a subscriber, which is recovered through the ongoing services revenue that is generated by the subscriber. We also use services revenue to calculate margin to facilitate comparison, both internally and externally, with our competitors, as they calculate their margins using services revenue as well.

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

     OIBDA was $1,134 million for the second quarter of 2004, a decrease of 4.4 percent from the year-ago quarter. OIBDA was $2,100 million for the first six months of 2004, a decrease of 8.5 percent from the prior year period. OIBDA margin for the second quarter of 29.3 percent decreased from 30.1 percent in the year-ago quarter. OIBDA margin for the first six months of 2004 of 27.6 percent decreased from 29.9 percent in the prior year period. OIBDA and OIBDA margin declined from the prior year quarter primarily due to higher acquisition costs relating to the growth in gross subscriber additions during the quarter, lower services revenue, and increases in customer care and retention expenses. These increases were partially offset by decreases in incollect and general and administrative expenses during the quarter. Additionally, second quarter OIBDA reflected the benefit of $24 million of net reversals of restructuring charges, versus $47 million of charges recorded in the prior year quarter, and a $24 million benefit from the settlement of previously written off receivables from WorldCom. OIBDA and OIBDA margin for the six months ended June 30, 2004 decreased from the prior year primarily due to higher customer care and retention expenses, higher acquisition costs, and increased network and USF expenses. These increases were partially offset by lower incollect and general and administrative expenses and the net reversal of restructuring charges.

Reconciliation of OIBDA to Consolidated Net Income

     The following table summarizes the reconciliation of OIBDA to consolidated net income:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Millions)	2004	2003	2004	2003
OIBDA	$1,134	$1,186	$2,100	$2,296
Depreciation and amortization	(896)	(735)	(1,783)	(1,470)
Other income	24	50	66	20
Interest expense	(189)	(207)	(385)	(391)
Provision for income taxes	(34)	(57)	—	(103)
Net equity earnings (losses) from investments in unconsolidated subsidiaries	22	(9)	5	18

Net income	$61	$228	$3	$370

Reconciliation of OIBDA Margin to Consolidated Net Income as a Percentage of Services Revenue

     The following table summarizes the reconciliation of OIBDA margin to consolidated net income as a percentage of services revenue:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(All items shown as a percentage of services revenue)	2004	2003	2004	2003
OIBDA margin	29.3%	30.1%	27.6%	29.9%
Depreciation and amortization	(23.1)%	(18.7)%	(23.4)%	(19.1)%
Other income	0.6%	1.3%	0.9%	0.3%
Interest expense	(4.9)%	(5.2)%	(5.1)%	(5.1)%
Provision for income taxes	(0.9)%	(1.5)%	0.0%	(1.4)%
Net equity earnings (losses) from investments in unconsolidated subsidiaries	0.6%	(0.2)%	0.0%	0.2%

Net income	1.6%	5.8%	0.0%	4.8%

Operating Metric Calculations

     The following tables summarize our calculation of CPGA and ARPU:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Millions, Except CPGA)	2004	2003	2004	2003
CPGA:
Equipment revenue	$348	$219	$677	$424
Less: Costs of equipment sales	620	473	1,206	942

Handset and accessory subsidy costs	$272	$254	$529	$518
Selling, general, and administrative costs	$1,408	$1,309	$2,765	$2,564
Less: General and administrative costs	412	497	854	948

Sales and marketing costs	$996	$812	$1,911	$1,616
Handset and accessory subsidy costs and Sales and marketing costs	$1,268	$1,066	$2,440	$2,134
Less: Costs unrelated to initial customer acquisitions	480	365	956	736

Customer acquisition costs	$788	$701	$1,484	$1,398
Cost per gross subscriber addition (CPGA)	$350	$379	$342	$391

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Millions, Except ARPU)	2004	2003	2004	2003
ARPU:
Services revenue	$3,871	$3,939	$7,617	$7,682
Less: Revenue not generated by wireless subscribers	45	34	97	64

Services revenue used to calculate ARPU	$3,826	$3,905	$7,520	$7,618
Average revenue per user per month (ARPU)	$58.80	$60.60	$57.70	$59.70

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, we had cash and short-term investments totaling $4.3 billion. We expect to fund our capital requirements for at least the next 12 months by using existing cash balances and short-term investments; cash generated from operations; and if necessary, by accessing external sources of capital including the issuance of commercial paper, public equity or debt securities, or by drawing on our committed receivables securitization program and credit facility. As of June 30, 2004, we had access to $6.9 billion, including our cash balances, short-term investments, and committed, untapped sources of liquidity. We may also generate cash from the sale of nonstrategic investments or excess spectrum. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth.

Cash Flow Analysis

	For the Six Months
	Ended June 30,
(In Millions)	2004	2003	$ Change	% Change
Net Cash Flows:
Provided by operating activities	$1,556	$2,705	$(1,149)	(42.5)%
Used in investing activities	(1,802)	(887)	(915)	(103.2)%
Provided by (used in) financing activities	(5)	441	(446)	(101.1)%
Net Increase in cash due to adoption of FIN 46	—	16	(16)	(100.0)%

Net Cash Provided by Operating Activities

     Net cash provided by operating activities for the six months ended June 30, 2004 was $1,556 million, compared with $2,705 million for the six months ended June 30, 2003. The decrease in net cash provided by operating activities was due primarily to the $511 million income tax refund and $245 million from the termination of interest rate swap agreements received in 2003. Also contributing to the decline in operating cash flow was lower operating income, excluding depreciation and amortization, and a higher use of cash related to working capital in 2004.

Net Cash Used in Investing Activities

     Net cash used in investing activities for the six months ended June 30, 2004 was $1,802 million, compared with $887 million in the six months ended June 30, 2003. The increase in net cash used in investing activities compared to the prior year was due primarily to higher capital expenditures and the cash paid related to the purchase of markets from US Cellular during the first quarter of 2004. The majority of our capital spending during the first half of 2004 related to the GSM/GPRS/EDGE network, including the overlay of 850 MHz GSM radios in 850 MHz markets and other investments to enhance quality and expand capacity of the GSM/GPRS/EDGE network.

Net Cash (Used in) Provided by Financing Activities

     Net cash used in financing activities for the six months ended June 30, 2004 was $5 million compared to net cash provided of $441 million for the six months ended June 30, 2003. Financing activities during the first half of 2004 primarily included common stock issuances associated with employee benefit plans which were more than offset by cash used to repurchase TeleCorp and Tritel debt. Financing activities during the first half of 2003 primarily included the cash received from a federal tax refund claim.

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

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In Millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Net cash provided by operating activities	$1,002	$1,430	$(428)	(29.9)%	$1,556	$2,705	$(1,149)	(42.5)%
Less: Capital expenditures, including internal use software	897	373	524	140.5%	1,745	874	871	99.7%

Free cash flow	$105	$1,057	$(952)	(90.1)%	$(189)	$1,831	$(2,020)	(110.3)%

     Free cash flow was $105 million for the second quarter of 2004, compared with $1,057 million in the three months ended June 30, 2003. Free cash flow was negative $189 million for the first half of 2004, compared to positive $1,831 million in the prior year first half. The decrease in free cash flow versus the prior year quarter was due to higher capital expenditures during the second quarter of 2004 and an income tax refund of $511 million received during the second quarter of 2003. The decrease in free cash flow for the six months ended June 30, 2004 was due to the $511 million income tax refund and the $245 million from the termination of interest rate swap agreements received in 2003; higher capital expenditures; a higher use of working capital cash; and lower OIBDA.

Sources of Liquidity

Accounts Receivable Securitization Program, Credit Facilities, and Commercial Paper Agreements

     In February 2004, we renewed our $1.6 billion accounts receivable securitization program. As of June 30, 2004, availability under the program was approximately $1.4 billion based on our accounts receivable balance allowed for under the program. The program allows us to obtain financing collateralized by subscriber trade accounts receivable. Under the program, we can assign subscriber trade accounts receivable on a revolving basis to a special-purpose, wholly-owned subsidiary. The wholly-owned subsidiary would then sell an undivided interest in such receivables to an unrelated third-party financing entity upon drawing on the facility. The financing is subject to a program fee of 15 to 25 basis points and a liquidity fee of 22.5 to 50 basis points, both of which are based on our Senior Notes rating. We intend to use any proceeds from this financing arrangement for general corporate purposes. This financing arrangement is subject to customary securitization covenants and will be recorded as an on-balance sheet transaction. Included in the covenants are provisions for the termination of the program in the event that our long-term unsecured Senior Notes rating is less than BB+ by Standard & Poor’s or Ba1 by Moody’s. See discussion of our credit ratings below. We are currently in compliance with the securitization covenants and have no amounts outstanding under this financing arrangement.

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

The Five-Year Facility is also subject to a utilization fee of 25 basis points if borrowings exceed certain levels as defined in the agreement. The Facility bears interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending on AT&T Wireless Services’ Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. The Five-Year Facility is to be used for general corporate purposes and is subject to customary covenants, representations, warranties, and events of default. The Five-Year Facility contains financial covenants requiring AT&T Wireless Services to maintain certain financial ratios, including a net-debt-to-operating income before depreciation and amortization expenses and impairment charges ratio of 4X or less and an interest coverage ratio of 3.5X or higher. In addition, an obligation by AT&T Wireless Services to repurchase equity interests from DoCoMo may, under certain circumstances, constitute an event of default. Effective March 2003, the Facility was guaranteed by TeleCorp Wireless Inc., TeleCorp Communications, Inc., Tritel, Inc., Tritel PCS, Inc. and Tritel Communications, Inc. This guarantee expired in April 2004 with AT&T Wireless Services’ repurchases of certain debt of TeleCorp Wireless, Inc. and Tritel PCS, Inc. We are currently in compliance with the credit facility covenants and have no amounts outstanding under the facility.

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

Capital Requirements

     Our capital requirements during 2004 and beyond will be driven primarily by expenditures associated with our network, interest payments, payments associated with the acquisition and retention of new and existing subscribers, and principal on our long-term debt obligations which become due beginning in April 2005. Additional capital requirements may result from spectrum purchases, acquisitions of businesses, payment of prior year tax sharing obligations, and cash contributions and advances to our unconsolidated subsidiaries. We continually evaluate all options related to our outstanding debt and equity securities. We may choose to repurchase portions of our debt prior to its scheduled maturity, or exercise the call opportunities related to our remaining TeleCorp Wireless, Inc. or Tritel PCS, Inc. Senior Subordinated Notes. Additionally, we may choose to redeem our mandatorily redeemable preferred stock prior to its redemption date. We do not anticipate significant cash requirements for income tax payments during 2004 due to existing, unutilized NOLs. We currently do not pay any dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future.

Capital Requirements — Capital Expenditures

     The operation, upgrade, and expansion of our networks will continue to require substantial amounts of capital. Our capital expenditures discussed below are calculated on an accrual basis, and therefore, may vary from the cash outflows reported during the period on our Consolidated Condensed Statements of Cash Flows (see reconciliation below). Capital expenditures, including purchases of internal use software, were $918 million and $1,657 million, for the three and six months ended June 30, 2004, respectively, which represented increases of 69.4 percent and 70.8 percent, respectively, from the year-ago periods. The majority of our capital spending during 2004 related to the GSM/GPRS/EDGE network, including the overlay of 850 MHz GSM radios in 850 MHz markets and other investments to enhance quality and expand capacity of our GSM/GPRS/EDGE network.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Millions)	2004	2003	2004	2003
Reported accrual-basis capital expenditures, including internal use software	$918	$542	$1,657	$970
Add: Net impact of capital accruals and non-cash purchases of property, plant, and equipment	(21)	(169)	88	(96)

Cash-basis capital expenditures, including internal use software	$897	$373	$1,745	$874

Capital Requirements — Spectrum

     We may also require substantial capital to purchase additional spectrum licenses. Access to additional spectrum in critical markets will help us to meet demand for existing wireless products and facilitate deployment of next-generation services in critical markets.

Capital Requirements — Interest Payments

     Our Senior Notes and Senior Subordinated Notes include the following interest payment requirements and maturity dates:

Principal Amount as of June 30, 2004 –
(In Millions) (1)		Interest Rate	Interest Payments	Maturity
AT&T Wireless Services, Inc. Senior Notes:	$250	6.875%	Semiannually	April 18, 2005
	$1,000	7.350%	Semiannually	March 1, 2006
	$750	7.500%	Semiannually	May 1, 2007
	$3,000	7.875%	Semiannually	March 1, 2011
	$2,000	8.125%	Semiannually	May 1, 2012
	$2,500	8.750%	Semiannually	March 1, 2031

	$9,500

TeleCorp Wireless, Inc. Senior Subordinated Notes:	$—	11.625%	(2)	April 15, 2009
	$200	10.625%	Semiannually (4)	July 15, 2010

	$200

Tritel PCS, Inc. Senior Subordinated Notes:	$—	12.75%	(3)	May 15, 2009
	$211	10.375%	Semiannually (4)	January 15, 2011

	$211

(1)	Principal amount represents the face value of the notes less any contractual discounts. Principal amounts do not include original issuance discounts associated with the AT&T Wireless Services, Inc. Senior Notes or premiums recorded associated with purchase accounting adjustments for TeleCorp Wireless, Inc. and Tritel PCS, Inc. notes.

(2)	In March 2004, TeleCorp Wireless, Inc. exercised its option to call the remaining outstanding principal amount of these notes. The notes, along with accrued but unpaid interest were redeemed in April 2004 for $25 million in cash.

(3)	In April 2004, Tritel PCS, Inc. exercised its option to call the remaining outstanding principal amount of these notes. The notes, along with accrued but unpaid interest were redeemed in May 2004 for $33 million in cash.

(4)	During the six months ended June 30, 2004, we repurchased notes with face values totaling $19 million and $33 million, respectively, of the TeleCorp Wireless, Inc. 10.625% and the Tritel PCS, Inc. 10.375% Senior Subordinated Notes for cash totaling $62 million.

Capital Requirements — Contractual Obligations

(In Millions) Contractual Obligations	Payments Due by Period (1)
As of June 30, 2004 (unless otherwise noted)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating leases (2)	$3,375	$766	$1,212	$634	$763
Dedicated leased lines (3)	640	222	317	101	—
Purchase obligations (4)	1,112	512	400	200	—
Long-term debt (5)	10,144	259	1,966	3	7,916
Obligation related to ANW venture agreement (6)	145	—	—	145	—
Mandatorily redeemable preferred stock (7)	776	—	—	—	776
Other long-term liabilities reflected on the balance sheet under GAAP (8)	338	—	128	152	58

Total contractual cash obligations	$16,530	$1,759	$4,023	$1,235	$9,513

(1)	Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	Represent our commitments associated with operating leases as of December 31, 2003 and are associated with contracts that expire in various years through 2035. Payments due reflects fixed rent expense.

(3)	Represent our commitments with our primary local exchange carriers for dedicated leased lines as of December 31, 2003. The original terms of these commitments vary from month-to-month up to five years.

(4)	Unconditional purchase obligations include commitments to purchase network equipment and commitments to purchase certain long-distance services under our Master Carrier Agreement with AT&T. In July 2004, we were released from $360 million of network equipment commitments. See Note (j) to our Consolidated Financial Statements. Purchase obligations do not include purchase orders, which we enter into in the ordinary course of business for network equipment, handsets, materials, supplies, and other items. During 2004, we expect our capital spending, including existing commitments, to be under $3 billion.

(5)	Amounts are equal to the annual maturities of our long-term debt outstanding as of June 30, 2004.

(6)	Represents our obligation associated with Alaska Native Wireless’ (ANW) other owners’ rights to require us to purchase their interests in ANW.

(7)	This commitment represents the total liquidation preference upon redemption (December 13, 2020) of our mandatorily redeemable preferred stock.

(8)	Other long-term liabilities requiring cash settlement including asset retirement obligations, deferred compensation, and tax contingencies.

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

     On July 20, 2004, we began offering customers in Detroit, Phoenix, San Francisco, and Seattle broadband mobile wireless services with our launch of the first commercially-available true 3G UMTS (Universal Mobile Telecommunications System) network in the United States. The launch of service in these four cities satisfied the UMTS service launch obligations under the Investor Agreement. As a result of the market launches, and because the remaining contingency relating to the board of directors approval of changes in its use of W-CDMA technology is solely within AT&T Wireless Services’ control, during the third quarter of 2004, we will reclassify the 406 million common shares held by DoCoMo, which are currently reflected on our consolidated condensed balance sheet as mandatorily redeemable common stock, to shareholder’s equity.

     Occasionally, we make equity contributions and advances to our investments in unconsolidated subsidiaries and variable interest entities. We currently have no material commitments outstanding related to these entities, with the exception of our commitment to ANW noted above.

     As discussed in Merger Announcement above, on February 17, 2004, we entered into a merger agreement with Cingular and certain of its affiliates. In conjunction with the merger, we have entered into fee arrangements with investment bankers and law firms which are contingent upon the completion of the merger. As of June 30, 2004, we estimated that these contingent fees approximated $105 million and will be paid if, and when, the merger is completed.

     We are currently a party to various claims and legal proceedings. We also make routine filings with the FCC and state regulatory authorities, as well as federal, state, and local tax authorities. Also, we are currently under audit by the IRS and various state and local taxing jurisdictions. If we believe that a loss arising from these actions and/or filings or audits is probable and can reasonably be estimated, an amount is recorded for the estimated loss. As additional information becomes available, the potential liability related to the actions is assessed and the estimates are revised, if necessary. Based upon currently available information, we do not believe that the ultimate outcome of these actions beyond that provided for as of June 30, 2004, individually and in the aggregate, will have a material adverse effect on our Consolidated Financial Statements. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. If so, it could have a material adverse impact on our Consolidated Financial Statements in future periods. While it is not possible to predict the ultimate outcome of these matters, historically, we have been successful in defending ourselves against claims and suits that have been brought against us, and payments made in such claims and actions have not been material to our Consolidated Financial Statements.

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

     As of June 30, 2004, we had outstanding $9.5 billion of Senior Notes of AT&T Wireless Services, Inc. with fixed interest rates ranging from 6.875 percent to 8.75 percent, and with maturity dates between 2005 and 2031. As of June 30, 2004, we had not entered into any derivative financial instruments to manage our market risks associated with these notes.

     As of June 30, 2004, we had outstanding $411 million of Senior Notes of TeleCorp Wireless, Inc. and Tritel PCS, Inc., both of which are wholly-owned subsidiaries of AT&T Wireless Services, Inc. These notes have fixed interest rates of 10.375 percent and 10.625 percent with maturity dates of 2010 and 2011. As of June 30, 2004, we had not entered into any derivative financial instruments to manage our market risks associated with these notes.

     We may have future interest rate risk associated with our Competitive Advance and Revolving Credit Facility, as well as our commercial paper program. If drawn upon, the credit facility bears interest at variable rates based upon, in various cases, (i) LIBOR plus 65 to 200 basis points depending upon our Senior Notes rating, or (ii) the greater of the prime rate or the federal funds effective rate plus 50 basis points. As of June 30, 2004, there were no amounts outstanding under the facility, or any notes outstanding under the commercial paper program.

     We may have future interest rate risk associated with our accounts receivable securitization program. The program is subject to variable interest rates based upon, in various cases, (i) LIBOR plus or minus a variable spread depending upon demand or (ii) LIBOR plus a fixed spread depending upon our Senior Notes rating. As of June 30, 2004, there were no amounts outstanding under the program.

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

FINANCIAL CONDITION AT JUNE 30, 2004 COMPARED WITH DECEMBER 31, 2003

	At	At
(In Millions)	June 30, 2004	December 31, 2003
Total assets	$46,984	$47,802
Total liabilities	18,500	19,445
Minority interest	32	30
Mandatorily redeemable common stock	7,664	7,664
Total shareholders’ equity	$20,788	$20,663

     Total assets were $46,984 million at June 30, 2004, a decrease of $818 million, or 1.7 percent, from December 31, 2003. The decrease in total assets as of June 30, 2004 was due primarily to decreases in current assets, including cash and cash equivalents, accounts receivable, and inventories. The decrease in cash reflected payments made for capital expenditures and for current liabilities, including compensation benefits, accrued at year-end 2003. The decline in accounts receivable resulted from a sequential decrease in our services revenue and an improved aging of the receivable balances. Inventories decreased as a result of better inventory management.

     Total liabilities were $18,500 million at June 30, 2004, a decrease of $945 million, or 4.9 percent, compared with December 31, 2003. The decrease was primarily attributable to decreases in accounts payable and payroll and benefit-related liabilities. Accounts payable decreased as a result of high capital-related accruals as of year-end that were paid during the first six months of 2004. The decrease in payroll and benefit-related liabilities was driven by payment of prior year compensation-related benefits during the first quarter. Net deferred income tax liabilities decreased as a result of the deferred tax benefit recognized during the first half of 2004. Additionally, total debt decreased due to redemptions and repurchases of TeleCorp and Tritel debt during the first six months of 2004.

     Mandatorily redeemable common stock totaling $7,664 million at June 30, 2004 and December 31, 2003 represented the fair value as of split-off date of the AT&T Wireless Services common shares held by DoCoMo. These shares were presented as mandatorily redeemable common stock as of June 30, 2004 and December 31, 2003 due to certain redemption rights held by DoCoMo. Under certain circumstances, DoCoMo may require the repurchase of its investment at DoCoMo’s original purchase price, plus interest, if AT&T Wireless Services fails to meet specified technological milestones. On July 20, 2004, we began offering customers in Detroit, Phoenix, San Francisco, and Seattle broadband mobile wireless services with our launch of the first commercially-available true 3G UMTS (Universal Mobile Telecommunications System) network in the United States. The launch of service in these four cities satisfied the UMTS service launch obligations under the Investor Agreement. As a result of the market launches, and because the remaining contingency relating to the board of directors approval of changes in its use of W-CDMA technology is solely within AT&T Wireless Services’ control, during the third quarter of 2004, we will reclassify the 406 million common shares held by DoCoMo, which are currently reflected on our consolidated condensed balance sheet as mandatorily redeemable common stock, to shareholders’ equity.

     Shareholders’ equity was $20,788 million at June 30, 2004, an increase of $125 million, or 0.6 percent, from December 31, 2003. The increase was primarily attributable to the increase in common stock issuances related to employee benefit plans during the first half of 2004.

GOODWILL AND OTHER INTANGIBLES

     As of June 30, 2004, we had goodwill and U.S. licensing costs totaling $7,444 million and $14,483 million, respectively. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other indefinite-lived intangible assets, consisting of U.S. licensing costs, be tested for impairment annually based upon a fair value approach. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale, or disposition of a significant portion of the business, or other factors. If our market value is less than our book value for an extended period of time, it could trigger the need for impairment tests of acquired goodwill between annual tests. Other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

     In the absence of a current transaction for the sale of our business enterprise, we believe a discounted cash flow (DCF) model, rather than the market price of our common stock, is the best technique with which to estimate the fair value of our business enterprise. As such, we utilized a DCF model to estimate the fair value of our business enterprise for our transitional impairment test as of January 1, 2002 and our annual impairment tests performed during the third quarters of 2002 and 2003. The closing price of our common stock as of the last business day of the month was $8.21, $8.18, $7.99, $13.61, and $14.32, for the quarters ended June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, and June 30, 2004, respectively, reflecting market capitalizations, in some cases, that were significantly lower than our fair values as determined using discounted cash flows. If market prices (adjusted for items that may affect the fair value of the reporting unit, such as a control premium) were used to derive the fair value of our business enterprise instead of a DCF model, it could result in a lower fair value of our business enterprise. This lower fair value might result in an impairment charge that might not otherwise result from using a DCF model. While we do not use our market price to determine the fair value of our reporting unit, we expect convergence between our market capitalization and DCF valuation to occur over time.

     On January 22, 2004, we announced that our board of directors was exploring strategic alternatives. On February 17, 2004, Cingular and certain of its affiliates and AT&T Wireless Services signed an agreement such that, subject to certain conditions, Cingular would acquire AT&T Wireless Services for approximately $41 billion, which we deem to reflect fair value. The announcement in January, along with the agreement signed in February, constituted triggering events under SFAS No. 142 requiring us to perform impairment tests for both our goodwill and strategic licensing costs during the first quarter of 2004. We determined the fair value of our business enterprise based upon the purchase price of $41 billion reflected by the agreement. As the business enterprise fair value of $41 billion exceeded our net book value, the first step of the goodwill impairment test was passed and no impairment was recorded. We determined the fair value of our strategic licensing costs, using a DCF model that took into consideration our business enterprise fair value. This test resulted in no impairment charges for our strategic licensing costs.

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

     In July 2004, we signed a non-binding letter of intent with Cingular and Triton PCS for the exchange of wireless properties. Under the terms of the letter of intent, Cingular would receive Triton PCS’s network assets and customers in Virginia. Triton PCS would receive certain of our network assets and customers in North Carolina and Puerto Rico, plus $175 million in cash from Cingular. Additionally, Triton PCS and we have entered into definitive agreements to terminate the stockholder agreement, which includes termination of an exclusivity arrangement in return for the surrender of our equity in Triton PCS. Both transactions are contingent upon the closing of the merger agreement between us and Cingular.

     In April 2004, AT&T Wireless Services, on behalf of JVII General Partnership (JVII) which is owned by AT&T Wireless Services, notified Rogers Communications Inc. of its decision to explore options to monetize its entire interest in Rogers Wireless Communications Inc. (Rogers Wireless). This notification commenced an exclusive 21-day negotiation period during which Rogers Communications offered to purchase JVII’s interest for CAN$31 per share. This offer was rejected and the 21-day period lapsed in May 2004. Pursuant to the terms of the existing Shareholders’ Agreement between JVII and Rogers Communications, JVII had 60 days following the termination of the 21-day period within which it could sell its interest in Rogers Wireless to third parties, provided that it did so at a price greater than the price at which Rogers Communications offered to acquire JVII’s shares. The 60-day period lapsed in July 2004 with no transaction having occurred.

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

     Uncertainty about the impact of our pending transaction with Cingular could adversely affect our business. This uncertainty could adversely impact customer churn, employee retention, subscriber growth, revenue growth, and our operational results. These adverse effects are likely to be exacerbated if the merger is pending for an extended period of time.

We operate in a highly competitive industry.

     There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the development of new technologies, products and services, including the integration of mobile and other wireless technologies, wireless number portability, and as market penetration increases. Other wireless providers, including resellers, serve each of the markets in which we compete. Some of the indirect retailers who sell our services also sell our competitors’ services. There are six national facilities-based mobile wireless service providers, many start-up providers of Wi-Fi and other fixed wireless solutions and wireless data networks, and numerous regional competitors. This competition puts downward pressure on our subscriber and revenue growth and profit margins, and we expect this trend to continue. Carriers compete principally on service quality, service area, price, and features. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors, including service quality, coverage area, new services, service features and enhancements, changes in consumer preferences, demographic trends, economic conditions and competitors’ pricing strategies.

     In recent years, the wireless industry has experienced significant consolidation. This has created large, well-capitalized competitors with substantial financial, technical, marketing, and other resources that enable them to rapidly respond to offers we introduce to the market. As a result, these competitors may be able to offer nationwide services and plans more quickly and more economically, may be able to obtain more favorable roaming rates, and may be better able to respond to our offers. Our ability to effectively compete may be limited if we do not consummate our pending transaction with Cingular, and obtain access to comparable financial, technical, and marketing resources.

If our wireless service offerings or customer care service do not meet customer expectations, it could limit our ability to retain or attract customers.

     Customer acceptance of the services we offer is, and will continue to be, affected by technology-based differences and by the operational performance, quality, reliability, and coverage of our wireless networks. Consumer demand could be impacted by differences in technology, footprint and service areas, network quality, consumer perception, customer care levels, and rate plans. We may continue to have difficulty retaining customers if we are unable to meet our customers’ expectations for network quality and coverage, billing systems, or customer care. An inability to address those issues could limit our ability to expand our network capacity or subscriber base, and place us at a competitive disadvantage to other wireless service providers in our markets. These issues could affect our ability to attract new subscribers as well. We have experienced difficulty transferring wireless phone numbers on a timely basis. Late last year, when wireless LNP was first introduced, we also experienced disruptions to our GSM/GPRS order entry, customer care, and collections processes in connection with implementation of our upgrade to our customer care support system. If we experience similar disruptions, they would be likely to adversely affect our ability to attract and retain customers.

     We have experienced elevated churn rates over the recent several quarters. A high rate of churn adversely affects our results of operations because of loss of revenue and because the cost of adding a new subscriber, which generally includes a commission expense and/or significant handset discount, is a significant factor in income and profitability for participants in the wireless industry. Continued failure to meet our customers’ expectations could increase our operating expenses, adversely affect our margins, and reduce cash flow.

Our TDMA offerings could become less attractive, resulting in a loss of customers and reduced profitability.

     We expect to continue operating our TDMA network for the foreseeable future as customers migrate to GSM/GPRS technology, as we continue to have a large base of TDMA subscribers. Due to the overlay of our TDMA network with GSM technology and to encourage our customers to migrate to GSM service, we do not plan to upgrade our TDMA network with the same robust features that we will provide on our GSM networks. Furthermore, as we expand our GSM/GPRS/EDGE network and develop more compelling services, offers, and features for our GSM/GPRS/EDGE subscribers and other carriers offer advanced services and features on their network, our remaining TDMA customers may experience dissatisfaction with their service and available devices. In addition, as we introduce and market GSM service, we anticipate we will price GSM products and services at more attractive levels than TDMA products and services to encourage our customers to migrate to GSM/GPRS service. Even with such offers, we may experience higher levels of churn among our TDMA customers. We may have difficulty maintaining our TDMA network and our TDMA handsets as our suppliers shift resources to next-generation technology development, decreasing their incentives to develop enhancements or upgrades to their TDMA product lines because of decreased economies of scale.

     As a result, the cost structure for our TDMA offerings might increase, and the attractiveness of our TDMA service or handset offerings is likely to be affected. This will continue to put upward pressure on churn among our large base of TDMA customers. Failure to retain our TDMA customers will affect our ability to achieve the proper balance between our two networks, which would reduce our profitability. If we lower prices for our TDMA products and services in an effort to optimize use of our two networks, we could adversely affect demand for our GSM services, which could adversely affect our profitability.

We may encounter difficulties implementing our GSM/GPRS/EDGE deployment strategy, which could have a negative impact on subscriber growth and retention, and our financial results.

     Our technology strategy involves operating our GSM/GPRS/EDGE network separately from our TDMA network. We may not be able to achieve or maintain the balanced loading on each network necessary to optimize capital spending, operational expenses, customer care, or service quality. Failure to achieve the proper balance could result in service degradation in certain markets. It could also lead to customer dissatisfaction with network quality and customer care levels for TDMA or GSM/GRPS subscribers which could increase churn.

If we fail to successfully develop, implement, integrate, and install upgraded information technology systems necessary to support our technology migration strategy and network expansion, it could adversely impact our subscriber base, revenue growth, and cost control efforts.

     We have encountered delays implementing and upgrading some customer care and infrastructure support systems for our GSM/GPRS and EDGE subscribers. In connection with our implementation of an upgrade to our customer care support system, we experienced a significant multi-day disruption in our ability to activate, or access customer care databases for, our GSM/GPRS and EDGE subscribers. If we experience additional disruptions in our ability to activate and service subscribers on our GSM/GPRS/EDGE network, or if we are unable to increase the capacity of our systems to respond to a rapid increase in the number of GSM/GPRS subscribers, our service levels, operating efficiency, and our profitability could be adversely impacted. We are relying on the services of various companies in order to develop, install, and upgrade necessary support systems. However, the systems they install may not perform as we expect. Additional disruptions in support systems for our GSM/GPRS/EDGE subscribers could have an adverse effect on our ability to add or service GSM/GPRS/EDGE subscribers.

We depend on a brand agreement with AT&T that can be terminated under certain circumstances.

     To maintain our rights under the brand license agreement, we must comply with specified quality, privacy, customer care, graphics, and marketing standards in connection with our use of the AT&T brands. While we are using the AT&T brands, we must also pay AT&T a brand maintenance fee. Under certain circumstances, AT&T may terminate the brand license agreement in the event we materially breach the agreement or we experience a change of control. AT&T may also choose not to extend the agreement beyond the end of its term.

     AT&T has notified us that it believes we are in violation of certain standards specified in the brand license agreement. We are taking steps to address AT&T’s concerns, and are in discussions with them concerning the validity of their claims. If we were to materially breach the agreement, and were unable to cure the breach, or are unable to reach agreement with AT&T, and as a result, AT&T terminated the brand license agreement, it could have a material adverse effect on our business and results of operations.

Our business and operations would be adversely affected if we fail to acquire adequate radio spectrum.

     Our domestic business depends on the ability to use portions of the radio spectrum licensed by the FCC. If we were unable to obtain sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, it could severely limit our ability to provide next-generation data services in critical markets, and limit our ability to meet the expanded demands for our existing services. Such a failure could have a material adverse impact on the quality of our services or our ability to roll out such future services in some markets, or could require that we curtail existing services in order to make spectrum available for our next-generation services.

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

If the demand for wireless data services does not continue to grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth potential.

     We have committed significant resources to develop and market wireless data services in anticipation of a growth in demand for those services. The continued growth of wireless data services is substantially dependent on the ability of others to develop new applications for wireless data devices and to develop and manufacture devices that support those wireless applications. These applications or devices may not be developed or developed in sufficient quantities to support the growth of wireless data services. These services may not be widely introduced and fully implemented at all or in a timely fashion. These services may not be successful when they are in place and customers may not purchase the services offered. Even if demand for wireless data continues to grow, consumer needs for wireless data services may be met by alternate technologies such as Wi-Fi, or other next-generation wireless technology that do not rely on FCC licensed spectrum. Data services may rely on new or unproven technology. We may not be able to successfully develop or obtain new technology to effectively and economically deliver these services. The lack of standardization across wireless data handsets may contribute to customer confusion which could slow acceptance of wireless data services or increase customer care costs. Any of these factors could adversely affect our ability to provide these services profitably. If these services are not successful or costs associated with implementation and completion of the rollout of these services materially exceed our current estimates, our financial condition and prospects could be materially adversely affected.

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

     In order to effectively compete with other carriers with a nationwide service area, we need to offer our customers nationwide GSM/GPRS/EDGE coverage. In many areas, we are dependent on roaming relationships with other carriers to provide our customers that coverage. We intend to establish new relationships to accelerate build-out of GSM/GPRS/EDGE networks outside our service area, and enter into new or expanded roaming agreements with other carriers. If we are unable to establish such relationships, or if any of our affiliates, or other carriers with whom we have GSM/GPRS/EDGE roaming relationships are unable to or do not successfully develop or expand their systems in a manner consistent with our network, our ability to service our customers and increase the quality and coverage area of our GSM/GPRS/EDGE network could be adversely affected. In addition, to the extent our affiliates or roaming partners that have developed GSM/GPRS do not deploy EDGE technology, our ability to expand our EDGE service area beyond our own network will be limited, which could adversely affect demand for the service.

We rely on roaming arrangements with other carriers, which we may be unable to obtain or maintain in the future.

     We may not continue to be able to obtain or maintain roaming agreements with other wireless providers on terms that are acceptable to us. Our customers automatically can access another provider’s analog cellular or digital system only if the other provider allows our customers to roam on its network. We rely on agreements to provide roaming capability to our customers in many areas of the U.S. outside our service area and to improve coverage within our network footprint. Some competitors may be able to obtain lower roaming rates than we do because they have larger call volumes or because of their affiliations with, or ownership of, wireless providers, or may be able to reduce roaming charges by providing service principally over their own network. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we or our affiliates provide, the price of a roaming call may not be competitive with prices of other wireless providers for such call, and our customers may not be able to use some of the advanced features, such as voicemail notification, that the customers enjoy when making calls within our network. Finally, we may not be able to continue to obtain roaming agreements for our GSM/GPRS, EDGE, and other next-generation products and services with pricing or coverage we desire.

Termination or impairment of our relationship with a small number of key suppliers or vendors could adversely affect our revenues and results of operations.

     We have developed relationships with a small number of key vendors, including Nokia Mobile Phones, Inc., Sony Ericsson Mobile Communications, Siemens AG, LG InfoComm U.S.A., Inc., Motorola, Inc., NEC Corporation, and Samsung Electronics Co., Ltd. for our supply of wireless handsets and devices; Nortel Networks, Inc., Telefonaktiebolaget LM Ericsson, Nokia Networks, Inc., and Hewlett Packard Company for our supply of telecommunications infrastructure equipment; Convergys and StarTek, Inc. for billing or customer care services; Bechtel Corporation for build-out of our networks; and Siebel Systems, Inc., Sun Microsystems, Inc., and Cisco Systems, Inc. for information systems. We do not have operational or financial control over our key suppliers and have limited influence with respect to the manner in which these key suppliers conduct their businesses. We rely on Cingular Wireless LLC for a significant percentage of our roaming coverage. If these companies were unable to honor, or otherwise failed to honor their obligations to us, or terminated their relationship with us, we could experience disruptions of our business and adverse effects on our revenues and results of operations.

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

     Our strategy and business plan will continue to require capital investment, which we may not be able to obtain on favorable terms or at all. If we fail to obtain capital necessary to fund our business plan, we would have to delay, change or abandon those plans. We expect to incur significant capital expenditures in 2004 and future years. The actual amount of the funds required to finance our network build-out and other capital expenditures in future periods may vary materially from management’s estimate. Our purchase commitments for network equipment totaled $501 million as of June 30, 2004. In July 2004, we were released from $360 million of these commitments. In addition, we anticipate that we will enter into material purchase commitments in the future. We also may require substantial additional capital for, among other uses, acquisitions of providers of wireless services, spectrum license or system acquisitions, system development, and network capacity expansion. Our ability to obtain such financing could be affected if we did not consummate our pending transaction with Cingular. If we were unable to finance our capital commitments either through cash from operations or external financing, it would have a material adverse effect on our financial condition and results of operations.

The actual amount of funds necessary to implement our strategy and business plan may materially exceed current estimates, which could have a material adverse effect on our financial condition and results of operations.

     The actual amount of funds necessary to implement our strategy and business plan may materially exceed our current estimates in the event of various factors including: departures from our current business plan, unforeseen delays, cost overruns, unanticipated expenses, failure to consummate our pending transaction with Cingular, regulatory developments, engineering design changes, and technological and other risks. If actual costs do materially exceed our current estimates for these or other reasons or we are unable to control or reduce costs, this could have a material adverse effect on our financial condition and results of operations.

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

     The licensing, construction, operation, sale, resale, and interconnection arrangements of wireless communications systems are regulated to varying degrees by the FCC and, depending on the jurisdiction, by state and local regulatory agencies. These regulations include, among other things, required service features and capabilities, such as wireless LNP or emergency 911 service. We have entered into consent decrees with the FCC relating to our implementation of emergency 911 services for our TDMA and GSM networks. In addition, the FCC, together with the U.S. Federal Aviation Administration, regulates tower marking and lighting. If we are unable to comply with any of these agencies’ rules or consent decrees, we could be subject to forfeitures or other enforcement action that could have an adverse effect on our business. Further, any of these agencies having jurisdiction over our business could adopt regulations or take other actions that could require us to make unanticipated capital expenditures, increase our costs or could otherwise adversely affect our business. Our ability to comply with these regulations may depend on third parties if the regulations require new features to be built into our infrastructure.

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

     We are required to comply with the internal control attestation requirements mandated by the Sarbanes-Oxley Act of 2002. We have committed substantial resources to support development of the processes necessary to support attestation, and expect we will continue to devote substantial resources to the task. These efforts may not achieve the desired result and may interfere with our ability to achieve other business objectives.

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

     As a result of the split-off, we ceased to be a member of the consolidated federal income tax return group of which AT&T is the common parent. Consequently, taxable income and losses, and our other tax attributes in post-split-off taxable periods can generally no longer offset taxable income or losses and other tax attributes of the AT&T consolidated tax return group. To the extent we have tax losses in post-split-off taxable periods, we generally are not entitled to receive current tax sharing payments with respect to those losses (other than payments attributable to our 2001 and 2002 net operating loss carrybacks to pre-split-off periods pursuant to certain agreements with AT&T). Instead, except where those losses can be carried back, we would benefit from those losses only if and when we generated sufficient taxable income in future years to utilize those tax losses on a stand-alone basis. In addition, there may be tax costs associated with the split-off that result from our ceasing to be a member of the AT&T consolidated tax return group, as well as from pre-split-off transactions. If incurred, these costs could be material to our results.

Our relationship with DoCoMo contains features that could adversely affect the way in which our business is conducted.

     DoCoMo, a leading Japanese wireless communications company, is our largest shareholder, and the agreements relating to DoCoMo’s investment contain requirements and contingencies that could materially adversely affect our financial condition and technology strategies. The Investor Agreement, as amended, between AT&T Wireless Services, AT&T and DoCoMo, DoCoMo limits our ability to take certain actions without DoCoMo’s consent. We need to obtain DoCoMo’s consent to change the scope of our business such that our current businesses, including businesses that are part of our business plan and natural evolutions of those businesses, taken as a whole no longer constitute our primary business, or to allow another wireless operator to acquire more than 15 percent but less than 50 percent of our equity in connection with the formation of a strategic alliance, with certain exceptions specified in the Investor Agreement. These limitations could prevent us from taking advantage of some business opportunities or relationships that we might otherwise pursue.

The value to us of our right to use the AT&T brand could be adversely impacted by AT&T or others.

     Our license from AT&T of the AT&T brand grants us limited exclusivity. Our ability to control who is licensed to use the AT&T brand is limited. We may not be able to prevent AT&T from licensing the brand for uses that we feel could adversely impact the value of the brand to us. The value of the brand could be adversely impacted by actions of AT&T, or any licensee, or the public perception of companies using the brand or if it is no longer used by companies other than us.

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

     Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	Uncertainty concerning the effects of our pending transaction with Cingular;

•	The effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn, and change the customer mix, profitability, and average revenue per user;

•	Uncertainty concerning the growth rate for the wireless industry in general;

•	The risks associated with the implementation of our GSM/GPRS/EDGE network and our technology migration strategy, including risks relating to the implementation and operations of new systems and technologies, customer satisfaction with quality and coverage, substantial required expenditures and potential unanticipated costs, our reliance on roaming agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment, and consumer acceptance of the products and services to be offered;

•	Uncertainty about the level of consumer demand for our GSM/GPRS or EDGE products and services, including the possibility of consumer dissatisfaction which could result from unfamiliarity with new technology, quality and coverage, and different service footprint, coverage areas, and levels of customer care;

•	The ability to enter into and maintain agreements with other carriers to provide services throughout the United States and the cost of entering new markets necessary to provide these services;

•	Our ability to effectively develop and implement new services, offers, and business models to profitably serve that segment of the population not currently using wireless services and the possible impact of those services and offers on our business;

•	The risk of increased churn and adverse impacts on our ability to grow our subscriber base resulting from introduction or popularity of new products and services by our competitors, inability to match competitor quality, coverage, features, and service packages, the impact of FCC regulations mandating number portability for wireless phones, or customer dissatisfaction with our products and services;

•	The ongoing global and U.S. trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources, improved buying power, and greater geographic reach, allowing them to compete more effectively;

•	The impact of oversupply of capacity resulting from excessive deployment of network capacity in the markets we serve;

•	The risks and costs associated with the need to acquire additional spectrum to expand or enhance current and future services;

•	The requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	The ability to establish a significant market presence in new geographic and service markets;

•	Our ability to monetize our nonstrategic assets, including our nonconsolidated investments in foreign entities and excess spectrum;

•	The availability and cost of capital and the consequences of increased leverage;

•	The impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	The potential impact of DoCoMo’s investment in us, including provisions of the agreements that restrict our future operations;

•	The risks and uncertainties associated with the acquisition and integration of businesses and operations;

•	The results of litigation filed or to be filed against us, or of some types of litigation filed or to be filed against AT&T for which we have agreed to assume liability under the split-off agreements with AT&T;

•	Our ability to develop cost-effective distribution channels;

•	Risks and uncertainties concerning our ability to successfully implement Project Pinnacle;

•	The risk of insolvency of vendors, customers, and others with whom we do business;

•	The risk of equipment failure, natural disasters, terrorist acts, or other breaches of network or IT security;

•	The additional risks and uncertainties not presently known to us or that we currently deem immaterial; and

•	Those factors discussed under the heading “Additional Factors That May Affect Our Business, Future Operating Results, and Financial Condition.”

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

ITEM 4. CONTROLS AND PROCEDURES

     Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our third annual shareholder meeting as an independent company on May 19, 2004. The following proposals were voted upon at the meeting and were adopted or rejected by the margins indicated:

     (a)  Proposal to approve and adopt the Agreement and Plan of Merger, dated as of February 17, 2004, by and among AT&T Wireless Services, Inc., Cingular Wireless Corporation, Cingular Wireless LLC, and solely with respect to Section 5.3, 6.1(b) and Article IX of the Agreement and Plan of Merger, SBC Communications Inc. and BellSouth Corporation received the following votes:

Number of Votes
For	1,832,417,331
Against	12,126,665
Abstain	21,472,230
Broker non-votes	446,799,247

     (b)  In an uncontested election, three nominees of the Board of Directors were elected directors for three-year terms expiring on the date of the annual meeting in 2007. The votes were as follows:

	For	Withheld
Nobuharu Ono	2,258,271,862	54,543,611
Carolyn M. Ticknor	2,266,628,258	46,187,215
John D. Zeglis	2,259,642,649	53,172,824

     (c)  Proposal regarding the ratification of the appointment of PricewaterhouseCoopers LLP as the company’s independent accountants received the following votes:

Number of Votes
For	2,246,400,842
Against	49,898,090
Abstain	16,516,535
Broker non-votes	6

     (d)  A shareholder proposal relating to the executive compensation program received the following votes:

Number of Votes
For	189,944,893
Against	1,615,719,357
Abstain	60,351,976
Broker non-votes	446,799,247

     (e)  A shareholder proposal relating to discontinuing certain executive compensation received the following votes:

Number of Votes
For	176,911,559
Against	1,631,004,819
Abstain	58,099,847
Broker non-votes	446,799,248

     (f)  A shareholder proposal relating to vote requirements for director elections received the following votes:

Number of Votes
For	192,247,958
Against	1,599,915,199
Abstain	73,853,067
Broker non-votes	446,799,249

ITEM 5. OTHER INFORMATION

     In June, AT&T Wireless Services received an informal request for information from the SEC as part of the SEC’s industry-wide investigation of subscriber reporting. The SEC has not alleged that we engaged in any improper behavior. AT&T Wireless Services is currently cooperating with the SEC to provide the requested information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Title
10.1	Equity Program for Non-Employee Directors under the AT&T Wireless Services, Inc. 2001 Long Term Incentive Plan (as amended and restated as of May 19, 2004)
10.2	Non-Employee Director Compensation Summary of Non-Employee Director Compensation (adopted and effective May 19, 2004)
10.3	Amendment to AT&T Wireless Services, Inc. Deferred Compensation Plan
31.1	Certification of CEO
31.2	Certification of CFO
32.1	Certification of CEO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of CFO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     (b) Reports on Form 8-K

(1)	Furnished Form 8-K under Items 9 and 12 dated April 20, 2004, pre-announcing selected financial results for the quarter ended March 31, 2004.
(2)	Furnished Form 8-K under Items 7, 9 and 12 dated April 23, 2004, announcing financial results for the quarter ended March 31, 2004.
(3)	Furnished Form 8-K under Item 5 dated April 28, 2004, disclosing the appointment of Dr. Koichi Nishimura to the Governance Committee of the Board of Directors of AT&T Wireless Services, Inc. effective April 27, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T WIRELESS SERVICES, INC.

By:	/s/ Joseph McCabe, Jr.

Joseph McCabe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 5, 2004